Form 10KSB
period 1996-12-31
NEW YORK HEALTH CARE INC
filed 1997-03-31
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended:  December 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from:

                           Commission File No. 1-12451

                            NEW YORK HEALTHCARE, INC.
                 (Name of small business issuer in its charter)

            New York                                   11-2636089
 (State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

1850 McDonald Avenue, Brooklyn, New York                 11223
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:      (718) 375-6700

Securities issued pursuant to Section 12(b) of the Act:

                                                          Name of exchange on
      Title of each class                                  which registered
      -------------------                                  ----------------

  Common Stock $.01 par value                            Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $11,920,017

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty
(60) days. $ 5,000,000 (as of 3/19/97).

                         (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities under a plan confirmed by a court.
Yes __    No __

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 3,750,000

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statements; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business.

     New York Health Care, Inc. (the "Company") is a licensed home health care agency engaged primarily in supplying the services of paraprofessionals who provide a broad range of health care support services to patients in their homes.

     The Company operates 24 hours a day, seven days a week to receive referrals and coordinate services with physicians, case managers, patients and their families.

     The Company operates in all five boroughs of New York City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. The Company's services are supplied principally pursuant to contracts with health care institutions and agencies such as various county departments of social services, Beth Abraham Health Services in the Bronx and Westchester County, Kingsbridge Medical Center, Mt Sinai Medical Center and New York Methodist Hospital in Brooklyn.

     When the Company was initially organized under the laws of the State of New York, in February 1983, it engaged principally in the business of providing nursing staff in nursing homes.

     In 1988, the Company purchased the equipment, fixtures, client lists and paraprofessional aide lists of National Medical Home Care, Inc. located in Brooklyn, Queens Village, Rockville Centre and Mount Vernon, New York. Thereafter, the Company maintained offices in Brooklyn, Hempstead and Mount Vernon, New York and shifted the focus of its business to the provision of home health care support services.

     In 1992, the Company opened a fourth office, in Spring Valley, New York and, in 1993, opened its fifth office, in Newburgh, New York. Each of the Company's five offices are responsible for the sales and health care operations within their respective territories and maintain their own recruitment, scheduling, training and quality assurance programs.

     In August 1993, the Company established a maternal/child care division, called "Special Deliveries," which presently accounts for approximately 5% of the Company's business and which supplies comprehensive nursing services for women during pregnancy, and for them and their newborn children after childbirth. The Company provides its skilled nursing staff with special additional training in this division, which offers a wide range of quality health services to patients at home through the provision of Registered Nurses, including those with at least two years of experience in maternal child care, Neonatal Intensive Care Unit ("NICU") Nurses, Maternal/Newborn Registered Nurses, Certified Childbirth Educators and Certified Lactation Consultants. Referral services are also available for support programs providing social workers, bereavement counselors and nutritionists. Each patient's individual treatment plan and insurance coverage is reviewed prior to commencement of services being rendered, except for childbirth education, which is privately contracted.

     The Company's primary objective is to enhance its position in the home health care market by increasing the promotion of its full service and specialty health care capabilities to existing and new referral sources; expand its markets and enter new markets by establishing additional branch offices and acquiring other related health care businesses; expand its provision of skilled nursing services, principally infusion therapy and the care of women during pregnancy and their newborn children; and develop complimentary home health care products and services, as well as maintaining its regular training and testing programs, and recruitment activities.

     The Company had been treated as an "S Corporation" under Subchapter S of the Internal Revenue Code since its inception. As a result, the Company was exempt from federal and certain state income taxes attributable to its earnings and such income taxes were instead the obligation of the Company's stockholders. The Company terminated its S Corporation status during the last quarter of 1996. As a result of the termination, the Company is subject to federal income taxes at rates of up to 35% and may, in certain circumstances, become subject to the federal alternative minimum tax imposed on corporations. The Company is also subject to state and local income taxes.

     The Company maintains its principal offices at 1850 McDonald Avenue, Brooklyn, NY 11223, telephone (718) 375-6700.

Industry Background.

     The home health care industry has grown substantially over the past decade according to published industry information. The New York State Association of Home Care Providers estimates (from annual reports submitted by agencies) that Medicaid and Medicare spending on home health care has grown from approximately $2.9 billion in 1985 to in excess of approximately $19.4 billion in 1994. The Company believes that the primary reasons for the growth in the home health care market include the aging of the U.S. population; the realization of substantial cost savings through treatment at home as an alternative to hospitalization; advances in medical technology which have enabled a growing number of treatments to be provided in the home rather than requiring hospitalization; the general preference of patients to receive treatment in a familiar environment; reductions in the length of hospital stays as a result of increasing cost containment efforts in the health care industry; growing acceptance within the medical profession of home health care and the rapid increase in the incidence of AIDS-related diseases and cancer.

   Aging Population.

     The number of individuals over age 65 in the United States is estimated to have grown from 25.7 million in 1980, or 11.3% of the population, to approximately 34.1 million in 1996, or 12.9% of the population, and is projected to increase to more than 35 million, or 12.8% of the population, by the year 2000. The elderly have traditionally accounted for two to three times the average per capita share of health care expenditures. As the number of Americans over age 65 increases, the need for home health care services is also expected to increase.

   Cost Effectiveness of Home Health Care Services.

     National health care expenditures increased from approximately $697 billion in 1990 (12.6% of the United States gross national product) to approximately $1,008 billion in 1995 (14.2% of the United States gross national product), and is projected to increase to more than $1,481 billion (15.9% of the United States cross national product) by the year 2000. In response to rapidly rising costs, governmental and private payors have adopted cost containment measures that encourage reduced hospital admissions, reduced lengths of stay in hospitals and delayed nursing, home admissions. Changes in hospital reimbursement methods under Medicare from a cost-based method to a fixed reimbursement method based on the patient's diagnosis have created an incentive for earlier discharge of patients from hospitals. These measures have in turn fostered an increase in home health care which, when appropriate, provides medically necessary care at significantly less expense than similar care provided in an institutional setting.

   Advances in Technology.

     Advances in technology in the past decade now enable patients who previously required hospitalization to be treated at home. For example, the development of a compact and portable phototherapy blanket performing the same functions as bilirubin lighting systems in hospitals for the treatment of newborn children with jaundice, a common condition, permits these infants to be treated at home. Prior to the development of this device, these infants were kept in the neonatal unit of a hospital even after the mother was discharged. This practice delayed mother-infant bonding, made breast-feeding difficult and otherwise caused substantial inconvenience and concern to families at a time when the mother was in a weakened state. Similar advances have been made in home infusion therapy (which is provided by the Company on a limited basis) and rehabilitation equipment permitting treatments at home which used to require hospital settings.

   Patient Preference and Physician Acceptance.

     The Company believes that, if possible in any given case, a patient will prefer to be treated at home rather than in an institutional setting. Further, in the last decade, the medical profession has shown greater acceptance of home health care in the clinical management of patients. As evidence of this greater acceptance, the American Medical Association Councils on Scientific

Affairs and Medical Education has recommended that training in the principles and practice of home health care be incorporated into the undergraduate, graduate and continuing education of physicians.

   Incidences of AIDS and Cancer.

     Increases in the incidence of AIDS/HIV infections and cancer have also been responsible for a significant portion of the growth in the home care market. As of December 1995, more than 513,486 cases of AIDS had been reported to the Center for Disease Control (not including those with less advanced HIV who could still benefit from treatment). During their treatment, AIDS/HIV patients may receive several courses of infusion and other therapies typically administered by infusion therapy companies, including AZT, aerosolized Pentamidine(TM), antibiotics and nutritional support. The Company presently provides a limited amount of infusion therapy with pharmaceuticals provided by licensed suppliers. The Company plans to expand its infusion therapy operations during the next year. See "Home Health Care Services."

     The American Cancer Society estimates that 83 million (or 33%) of Americans now living will eventually be diagnosed with cancer. Approximately one million new cases are reported annually. At the same time, improvements in cancer diagnosis and treatment have caused mortality rates to increase more slowly than the increase in incidence rates. Cancer treatment is one of the fastest growing segments of outpatient infusion therapy due to increasing numbers of patients and new technologies that allow for the therapy's safe and effective administration in the home and at alternate site locations. Over the course of their treatment, cancer patients may require a range of infusion therapies, including chemotherapy, pain management and nutritional support.

     (b) Financial Information About Industry Segments

         Not Applicable

     (c) Narrative Description of Business

     The Company currently offers a broad range of support services, including assistance with personal hygiene, dressing and feeding, meal preparation, light housekeeping and shopping, and, to a limited extent, physical therapy and standard skilled nursing services such as the changing of dressings, injections, catheterizations and administration of medications. The Company's personnel also train patients in their own care, monitor patient compliance with treatment plans, make reports to the physicians and process reimbursement claims to third-party payors. Among the paraprofessionals and nurses supplied by the Company are those fluent in Spanish, Yiddish and Russian as well as personnel knowledgeable in the requirements and practices of Kosher homes.

Home Health Care Services

     The Company's home health care services are provided principally by its paraprofessional staff, who provide personal care to patients and, to a lesser extent, by its skilled nursing staff, who provide various therapies employing medical supplies and equipment and, to a lesser extent, infusion therapy. Personal care and nursing services for a particular patient can extend from a few visits to years of service and can involve intermittent or continuous care. Approximately 95% of the Company's total net revenues in 1996 were attributable to services by its paraprofessional staff.

Certified Paraprofessionals

     The Company's certified paraprofessional staff provide a combination of unskilled nursing and personal care services to patients, as well as assistance with daily living, tasks such as hygiene and feeding,. Consistent with applicable regulations, all of the Company's aides are certified and work under the supervision of a licensed professional nurse. Certain aides have been specially trained by the Company to work with patients with particular needs, such as new mothers and their newborn infants, patients with particular diseases such as cancer, AIDS or Alzheimer's Disease and particular classes of patients such as the developmentally disabled and terminal.

     The Company is approved by the New York State Department of Health to train "Home Health Aides" and by the New York Department of Social Services to train "Personal Care Aides." Medicaid provides reimbursement for services performed by both Home Health Aides and Personal Care Aides, while Medicare provides reimbursement only for the services provided by Home Health Aides. In order to provide a qualified and reliable staff, the Company continuously recruits, trains, provides continuing education for and offers benefits and other programs to encourage retention of its staff. Recruiting is conducted primarily through advertising, direct contact with community groups and employment programs, and the use of benefits programs designed to encourage new employee referrals by existing employees.

     All paraprofessional personnel must pass a written exam and a skills competency test prior to employment, with all certificates having been validated by the issuing agency. The Director of Nursing or Director of Maternal/Child Health in each of the Company's branch offices validates the professional competency of all new hires. Newly hired employees are re-evaluated as to competency within six months of their employment and all employees are re-evaluated on an on-going, basis at least semi-annually. In addition, they undergo an orientation program which includes material regarding HIV patients, Hepatitis B, universal precautions which must be taken with all patients, patient's rights issues, and the Company's policies and procedures. An orientation manual is also provided to each employee.

     Competition for qualified staff has been intense in recent years. The Company competes to attract and retain personnel on the basis of compensation and working conditions. Among the benefits which the Company provides to its staff are competitive salaries, a 401(k) Plan and unlimited Company-paid visits to a walk-in clinic. The Company has generally not experienced difficulties in the past in attracting and retaining personnel. It believes it will be able to compete effectively in this area and satisfy its overall staffing requirements. However, there can be no assurance that shortages of health care professionals in the future will not occur and such shortages could materially effect the Company's ability to maintain or increase its current commitments.

Licensed Professional Nurses

     The Company employs licensed professional nurses (both registered nurses and licensed practical nurses) who provide special and general professional nursing services (these nurses are employed on a per diem basis). The Company also employs registered nurses who are responsible for training and supervising the Company's paraprofessional staff, as well as providing backup in the field for the nursing staff which is providing care (these nurses are employed on a salaried basis). General nursing care is provided by registered and licensed practical nurses and includes periodic assessments of the appropriateness of home care, the performance of therapy procedures, and patient and family instruction. Patients receiving such care include stabilized postoperative patients recovering at home, patients who, although acutely ill, do not need to be cared for in an acute care facility and patients who are chronically or terminally ill.

     Specialty nurses are registered nurses with experience or certification in particular specialities, such as emergency service, intensive care, oncology, intravenous therapy or infant and pediatric nursing. The Company employs specialty nurses to provide a variety of therapies and special care regimes to patients in their homes. These specialty nurses also instruct patients and their families in the self administration of certain therapies and in infection control, emergency procedures and the proper handling and usage of medications, medical supplies and equipment.

     The Company's licensed professional nurses also provide a very limited amount of in-home administration to patients of nutrients, antibiotics and other medications intravenously (into a vein), subcutaneously (under the skin) or through feeding tubes, utilizing supplies provided by licensed suppliers. Such intravenous therapy is used for antibiotic treatment, parenteral nutrition (the administration of nutrients), enteral nutrition (the administration of nutrients directly into the digestive tract), growth hormone therapy, pain management, and chemotherapy. The duration, progression and complexity of infusion therapy is governed by the patient's disease and condition and can range anywhere from a few weeks to many years.

     All nurses  hired by the  Company  must have at least one year of  current,
verifiable   experience,   including   references   and  license   verification.
Maternal/Child care nurses must have at least two years of experience.

     While the provision of licensed professional nursing services accounted for less than 5% of the Company's net revenues in 1996, the Company intends to expand its maternal/child care and infusion therapy operations in its existing markets as well as new Geographic locations. See "Company Strategy."

Company Strategy

     The Company's objective is to become a comprehensive provider of efficient and high quality home health care to an increased share of expanding markets. The primary elements of the Company's strategy to achieve this objective are geographic expansion of its branch office network by investment in additional branch offices and by the acquisition of other home health care companies, and by expansion of the services provided by its licensed professional nurses, principally in the areas of infusion therapy, pediatrics and maternal/child care. The Company intends to initially concentrate its expansion efforts in its current market areas and the counties surrounding those market areas. In addition to expansion into geographic areas in proximity to the Company's current branch offices, the Company will generally seek to enter and expand into new metropolitan areas in the Northeast and Southeast regions of the United States which have large patient populations and, in particular, patients traveling between these regions.

   Acquisitions

     A major element of the Company's strategy is to acquire home health care and related companies in order to diversify in additional geographic markets and to increase market share in the Company's current markets and add patients and referral sources to existing branch offices without adding substantial overhead cost. The Company is interested in home health care agencies (which are expected to cost between $500,000 and $ 1,000,000 each), infusion therapy companies (which are expected to cost between $750,000 and $1,500,000 each) and durable medical equipment businesses (which are expected to cost between $400,000 and $800,000 each) in the states of New York, New Jersey, Pennsylvania, Connecticut, North Carolina, Georgia and Florida. However, the Company has not yet identified any particular potential acquisition and there can be no assurance that any such acquisition which may be consistent with the Company's strategy will be available or, if available, that it will be at a price which the Company deems to be favorable.

   Branch Offices

     The home health care industry is, fundamentally, a local one in which both the patients and the referral sources (such as hospitals, home health agencies, social service agencies and physicians) are located in the local geographic area in which the services are provided. The Company seeks to serve local market needs through its branch office network, run by branch managers who are responsible for all aspects of local office decision-making, including recruiting, training, staffing, and marketing. The Company intends to open additional branch offices, using a portion of the net proceeds of its recently completed public offering in the Counties of Suffolk,

Putnam, Ulster and Dutchess, in New York State, subject to entering agreements with the local New York Department of Social Services agencies. In addition, the Company hopes to expand into New Jersey, Pennsylvania and Connecticut in order to offer a wider geographic coverage to the health maintenance organizations ("HMO's") and health care insurance organizations with which it deals, and to add additional organizations. This further expansion is subject to the completion of market surveys in the various locations to ascertain the extent to which existing home care medical needs are not being met as well as competition and recruitment issues.

   Expansion of Infusion Therapy

     The Company presently provides a limited amount of infusion therapy service to patients, utilizing pharmaceuticals provided by licensed suppliers. Management believes that the total market for home infusion therapy is continuing its growth and that increasing the provision of infusion therapy will build on the Company's strength in providing nursing services, because such therapies generally require administration by specialty nurses. The Company will also seek to supply infusion therapy patients with the other home health care services and therapies which they often require and which are offered by the Company. While the Company has no current commitments to establish infusion therapy facilities, it intends to pursue the establishment of such facilities during the next 18 months in order to increase its very small market share. However, there can be no assurance that the Company will succeed in expanding an infusion therapy business or, if expanded, that it will conduct such a business on a profitable basis.

   Professional Care Resources

     The Company intends to expand its maternal/child care division, Special Deliveries, as well as its pediatric care programs in order to meet the needs which management believes are being created by early discharge programs. The existing referral base utilized by the Company from the various agencies, social workers, case managers and physicians will be used to meet what management perceives to be a need not being met by the current pool of home health care agencies. The Company expects that the expansion of this program will require the hiring of an additional services director with an extensive background in pediatrics to assist the Directors of Nursing in each of the Company's branch offices. Additional support staff will also be required, as well as new training, materials, assistant directors, coordinators and marketing staff. The Company also expects that expansion of the Special Deliveries division will result in the acquisition of additional office facilities.

Organization and Operations

     The Company operates 24 hours a day, seven days a week, to receive referrals and coordinate services with physicians, case managers, patients and their families. The Company provides services through its five principal and branch offices and one recruitment and training, office. The Company seeks to achieve economies of scale by having each branch office serve a large patient population. Each office conducts its own marketing efforts, negotiates contracts with referral sources, recruits and trains professionals and paraprofessionals and coordinates patient care and care givers. Each office is typically staffed with a branch manager, director of nursing, home care coordinators, clerical staff and nursing services staff.

     The Company's principal office retains all functions necessary to ensure quality of patient care and to maximize financial efficiency. Services performed at the principal office include billing and collection, quality assurance, financial and accounting functions, policy and procedure development, system design and development, corporate development and marketing. The Company uses financial reporting systems through which it monitors data for each branch office, including patient mix, volume, collections, revenues and staffing. The Company's systems also provide monthly budget analysis, financial comparisons to prior periods and comparisons among the Company's branch offices. The Company is in the process of acquiring new computer hardware and upgrade its software and other systems with the intention of increasing its processing capacity, enhancing its database capabilities and clinical management capacities and improving collections and financial management.

   Work Flow

     A case is initiated by one of the Company's referral sources contacting a branch office and advising it of the patient's general location, diagnosis, types of services required, hours of service required and the time of day when the services are to be rendered. The branch office then contacts the referral source as promptly as possible with the identification of the staff person who will be rendering the service, after which the referral source transmits to the branch office a detailed copy of the plan for the patient's home care, which includes the type of care to be rendered, the method by which it should be rendered, the precise location and hours.

     The supervisory staff at the branch office then reviews the care plan with the staff member(s) who will be providing the care and then dispatches the staff member(s) to begin rendering the care, usually the next day.

     The clerical staff at the branch office enters all of the information regarding the case into the local area computer network of the branch office, which then generates the work schedule for the staff member(s), which provides a detailed description of the services to be rendered, the hours and number of days during which the care is to be provided. All of this information is spontaneously received by the Company's principal office by way of the wide area computer network linking the principal office to each of the branch offices. This information is then processed by the principal office computer system on a weekly basis to (generate the documentation of the services being provided. Such documentation is then used to generate the billing for the service as well as process the payroll for the staff member(s) providing the service.

   Referral Sources

     The Company obtains patients primarily through referrals from hospitals, community-based health care institutions and social service agencies. Referrals from these sources accounted for substantially all of the Company's net revenues in 1996. The Company generally conducts business with most of its institutional referral sources, including those referred to below, under one-year contracts which fix the rates and terms of all future referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to the Company and the Company bills the referral sources for services provided to patients. These contracts also generally designate the kinds of services to be provided by the Company's employees, liability insurance requirements, billing and recordkeeping responsibilities, complaint procedures, compliance with applicable laws, and rates for employee hours or days depending on the services to be provided. A total of 52 such contracts were in effect as of December 31, 1996.

     One or more referring institutions have accounted for more than 5% of the Company's net revenues during the Company's last two fiscal years, as set forth in the following table:

                                                 Percentage of Net Revenues
   Referring Institution                            1995            1996
   ---------------------                         -----------      ---------

   County Departments of Social Services(l)         26.8%           24.1%
   Beth Abraham Health Services                     12.5%            9.6%
   Revival Home Health Care                          3.9%            5.5%
   Kingsbridge Medical Center                        6.1%            5.3%
   Mt. Sinai Medical Center(2)                       6.0%            5.8%
   Methodist Medical Center                          5.1%            3.1%

----------
(1) The various county departments of social services are funded by the New York State Department of Health which, as of October 1, 1996, assumed the responsibility for the overall administration of Medicaid programs in New York formerly administered by the New York Department of Social Services.

(2)  The Mount Sinai Medical Center contract was established in March 1995.

     Overall, the Company's ten largest referring institutions accounted for approximately 69% of net revenues for 1996 and 75% of net revenues for 1995.

   Billing and Collection

     The Company screens each new case to determine whether adequate reimbursement will be available and has developed substantial expertise in processing claims. The Company makes a concerted effort to provide complete and accurate claims data to the relevant payor sources in order to accelerate the collectibility of its accounts receivable. For the years ended December 31, 1995 and 1996, the Company's days' sales outstanding ("DSO"), which are measured from the date services are billed, were 130 days and 87 days, respectively. As a result of the Receivable Sale Agreement, the amount of receivables outstanding, as at December 31, 1996 decreased 26.2% to $3,097,821 as compared to $4,198,512 at December 31, 1995. The reduction of approximately 33% in DSO during 1996 is principally the result of the Company having, received the purchase price of $3,150,000 pursuant to the Receivables Sale Agreement and is therefore not indicative of any trend. Certain accounts receivable are outstanding for more than 90 days, particularly where the agreement provides for payment terms of 90 days or more, the services relate to new patients, or existing patients receive additional services requiring medical review. The DSO may increase in subsequent periods due to the accounts receivable increasing to levels comparable to those prevailing before the Receivable Sale Agreement was executed. There can therefore be no assurance that the Company's DSO will not increase in subsequent fiscal periods.

     The Company licenses the Dataline Home Care System, a computerized payroll system designed to produce invoices for services rendered as a by-product of employee compensation. Automated schedules and staffing requirements are maintained in the Company's offices, with the ability to enter all relevant patient and employee demographic information. The payroll is processed weekly at the Company's principal office in Brooklyn. This office is responsible for the processing of data, ensuring the availability of all required billing documentation and its accuracy, and the printing and distributing of payments.

     Once payroll processing is completed, the Company's computer system generates the resulting invoices automatically. The necessary documentation is attached to all invoices that are mailed to clients.

     Management reviews reports for all phases of the billing process and prepares reconciliations for the purpose of ensuring accuracy and maintenance of controls. When errors are found, new processes are developed, as appropriate, to ensure and improve the quality and accuracy of the billing process and responsiveness to clients' needs and requirements.

     Accounts receivable reports are produced weekly and are analyzed and reviewed by staff and management to locate negative trends or emerging problems which would require immediate attention. All unpaid invoices are reviewed and telephone contacts established for invoices over 90 days old. The Company's experience with collection of accounts receivable has been favorable, with uncollectible accounts within the allowances provided by the Company.

     Private patients are required to pay the one week fee for their service in advance, as a deposit for services to be provided. For patients with insurance covering home health services, the Company accepts assignment of the insurance and submits claims if the carrier first verifies coverage and eligibility. Payments from private patients are required to be made weekly, as invoices are submitted and, if unpaid over three weeks, result in follow-up telephone calls to ensure prompt payment. Requests for terms from private patients are generally honored and payment arrangements structured based on the patient's financial resources and ability to pay. Unresponsive accounts are referred to outside collection agencies.

   Reimbursement

     The Company is reimbursed for its services, primarily by referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State Medicaid programs constitute the Company's largest reimbursement source, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of the Company's referring institutions. For 1995 and 1996, payments from referring institutions which receive direct payments from Medicare and New York State Medicaid, together with direct reimbursement to the Company from New York State Medicaid, accounted for approximately 92% and 91%, respectively, of net revenues. For the same periods, a significant number of referring institutions with home health care programs accounted for approximately 73% and 76%, respectively, of net revenues for 1995 and 1996. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 8% and 9% of net revenues for the calendar years 1995 and 1996, respectively.

     The New York State Department of Health, in conjunction with local Departments of Social Services, promulgates annual reimbursement rates for patients covered by Medicaid. These rates are generally established on a county-by-county basis, using a complex reimbursement formula applied to cost reports filed by providers. The Company has filed all required annual cost reports for each of its offices which provide services to Medicaid recipients. Generally, the first report filed (called a "budgeted" report) uses projections to develop the current year's reimbursement rate, subject to retroactive recapture of any monies paid by local Departments of Social Services for budgeted expenses which are greater than the actual expenses incurred. The Company's expenses have always equaled or exceeded the budgeted amounts.

     Third party payers, including Medicaid, Medicare and private insurers, have taken extensive steps to contain or reduce the costs of health care. These steps include reduced reimbursement rates, increased utilization review of services, negotiated prospective or discounted pricing and adoption of a competitive bid approach to service contracts. Home health care, which is generally less costly to third party payers than hospital-based care, has benefited from many of these cost containment measures.

     The New York State Department of Health issues Certificates of Need for Certified Home Health Agencies ("CHHA's"), which provide post-acute home care services for people who have just been discharged from a hospital but are not yet fully recovered, and Long-Term Home

Health Care Programs ("LTHHCP's"), also known as the "Nursing Home Without Walls," which is intended to provide elderly people with an alternative for long-term care other than by entering a nursing home at less than the cost of nursing home care. The Company negotiates its contracts with CHHA's and LTHHCP's on the basis of services to be provided, in connection with contracts either currently in effect with the Company or with other agencies. Prevailing market conditions are such that, despite escalating operating expenses, reduced contract rates are regularly "demanded" as a result of internal budget restraints and reductions mandated by managed care contracts between the Company's clients and HMO's and other third party administrators. While management anticipates that this trend is likely to continue for the foreseeable future, it does not expect the impact on the Company to be significant, since its rates are competitive and, therefore, are expected to be subject to only minor reductions. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites are increasing. A significant change in coverage or a reduction in payment rates by third party payers, particularly New York State Medicaid, would have a material adverse effect upon the Company's business.

Quality Assurance

     The Company has established a quality assurance program to ensure that its service standards are implemented and that the objectives of those standards are met. The Company believes that it has developed and implemented service standards that comply with or exceed the service standards required by JCAHO. The Company received "Accreditation with Commendation" from JCAHO after its initial, and only, review in 1994. In February 1996, the Company was selected by the University of Colorado Health Sciences Center as one of only 22 home health care agencies participating in a two to three year study known as the New York State Outcome-Based Quality Improvement in Home Care Demonstration project being funded by the New York State Department of Health, by reason of the Company's commitment to both quality assurance and improvement. The Company believes that its reputation for quality patient care has been and will continue to be a significant factor in its success. An adverse determination by JCAHO regarding the Company on any branch office could adversely affect the Company's reputation and competitive position.

     The Company's quality assurance program includes the following:

     Quality Advisory Board. The Company maintains a Quality Advisory Board for its branch offices, which consists of a physician, nursing professionals and representatives of branch management. The Quality Advisory Board identifies problems and suggests ways to improve patient care based on internal quality compliance audits and clinical and personnel record reviews.

     Internal Quality Compliance Review Process. Periodic internal reviews are conducted by the Company's management to ensure compliance with the documentation and operating procedures required by state law, JCAHO standards and internal standards. Written reports are forwarded to branch managers. The Company believes that the internal review process is an effective management tool for branch managers.

     Case conferences. Staff professionals regularly hold case conferences to review problem and high risk cases, the physician's treatment and Company services provided for such cases in order to ensure appropriate, safe patient care and to evaluate patient progress and plans for future care.

     Clinical Record Review. Clinical record review is the periodic evaluation of the documentation in patient clinical records. In this review process, the Company evaluates the performance of the nursing services staff to ensure that professional and patient care policies are followed in providing appropriate care and that the needs of patients are being met. Clinical record review findings are documented and reviewed by the applicable Quality Advisory Board for recommendations.

Sales and Marketing

     The Company's executive officers, Jerry Braun and Jacob Rosenberg, are principally responsible for the marketing of the Company's services. Each branch office director is also responsible for sales activities in the branch office's local market area. The Company attempts to cultivate strong, long-term relationships with referral sources through high quality service and education of local health care personnel about the appropriate role of home health care in the clinical management of patients.

Government Regulation

     The federal government and the State of New York, where the Company currently operates, regulates various aspects of the Company's business. Changes in the law or new interpretations of existing laws can have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payers.

     The Company is licensed by New York State as a home care services agency. The state requires approval by the New York State Public Health Council ("Council") of any change in "the controlling person" of an operator of a licensed home care services agency ( a "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of the LHCSA. A person seeking approval as a controlling person of a LHCSA, or of an entity that is the operator of a LHCSA, must file an application for Council approval within 30 days of becoming controlling person and, pending a decision by the Council, such person may not exercise control of the LHCSA. If any person should become the owner or holder, or acquire control of or the right to vote 10% or more of the issued and outstanding Common

Stock of the Company, such person could not exercise control of the Company's LHCSA until an application for approval of such ownership, control or holding, has been submitted to the Council and approved. In the event such an application is not approved, such owner or holder may be required to reduce their ownership or holding to less than 10% of the Company's issued and outstanding Common Stock.

     The Company is also subject to federal and state laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs. The federal Medicare and Medicaid legislation contains anti-kickback provisions which prohibit any remuneration in return for the referral of Medicare and Medicaid patients. Courts have, to date, interpreted these anti-kickbacks laws to apply to a broad range of financial relationships. Violations of these provisions may result in civil and criminal penalties, including fines of up to $15,000 for each separate service billed to Medicare in violation of the antikickback provisions, exclusion from participation in the Medicare and state health programs such as Medicaid and imprisonment for up to five years.

     The Company's healthcare operations potentially subject it to the Medicare and Medicaid anti-kickback provisions of the Social Security Act. These provisions are broadly worded and often vague, and the future interpretation of these provisions and their applicability to the Company's operations cannot be fully predicted with certainty. There can be no assurance that the Company will be able to arrange its acquisitions or business relationships so as to comply with these laws or that the Company's present or future operations will not be accused of violating', or be determined to have violated, such provisions. Any such result could have a material adverse effect on the Company.

     Various Federal and state laws regulate the relationship among providers of healthcare services, including employment or service contracts, and investment relationships. These laws include the broadly worded fraud and abuse provisions of the Social Security Act that are applicable to the Medicare and Medicaid programs, which prohibit various transactions involving Medicare or Medicaid covered patients or services. Among other things, these provisions restrict referrals for certain designated health services by physicians to entities with which the physician or the physician's immediate family member has a "financial relationship" and the receipt of remuneration by anyone in return for, or to induce, the referral of a patient for treatment or purchasing or leasing equipment or services that are paid for, in whole or in part, by Medicare or Medicaid. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. The future interpretation of these provisions and their applicability to the Company's operations cannot be fully predicted with certainty.

     In May 1991, the United States Department of Health and Human Services adopted regulations creating certain "safe harbors" from federal criminal and civil penalties by identifying certain types of joint venture and management arrangements that would not be treated as violating the federal anti-kickback laws relating to referrals of patients for services paid by the Medicare and Medicaid programs. It is not possible to accurately predict the ultimate impact of these regulations on the Company's business.

     New York and other states also have statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with health care providers which, while similar in many respects to the federal legislation, vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties. In addition, the professional conduct of physicians is regulated under state law. Under New York law, it is unprofessional conduct for a physician to receive, directly or indirectly, any fee or other consideration for the referral of a patient. Finally, under New York law, a physician with a financial interest in a health care provider must disclose such information to the patients and advise them of alternative providers.

     The Company believes that the foregoing arrangements in particular and its operations in general comply in all material respects with applicable federal and state laws relating to anti-kickbacks, and that it will be able to arrange its future business relationships so as to comply with the fraud and abuse provisions.

     Management believes that the trend of federal and state legislation is to subject the home health care and nursing services industry to greater regulation, particularly in connection with third-party reimbursement and arrangements designed to induce or encourage the referral of patients to a particular provider of medical services. The Company is attempting to be responsive to such regulatory climate. However, the Company is unable to accurately predict the effect, if any, of such regulations or increased enforcement activities on the Company's future results of operations.

     In addition, the Company is subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws (which relate, among other things, to the disposal, transportation and handling of hazardous and infectious wastes). None of these laws and regulations have had a material adverse effect on the Company's business or competitive position or required material expenditures on the part of the Company, although no assurance can be given that such will continue to be the case in the future.

     The Company is unable to accurately predict what additional legislation, if any, may be enacted in the future relating to the Company's business or the health care industry, including third-party reimbursement, or what effect any such legislation may have on the Company.

     The Company has never been denied any license it has sought to obtain. The Company believes that its operations are in material compliance with all state and federal regulations and licensing requirements.

Competition

     The home health care market is highly fragmented and significant competitors are often localized in particular geographical markets. The Company's largest competitors include U.S. Home Care, Inc., Star Multicare, Inc., TransWorld Home Health Care, Inc., Patient Care, Inc., Plaza Nurses Agency, Inc. and Personal Touch Home Care Services, Inc. The home health care business is marked by low entry costs. The Company believes that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which the Company presently competes in home health care have substantially greater financial and human resources than the Company. The Company also competes with many other small temporary medical staffing agencies.

     The home infusion therapy market is highly competitive and the Company expects that the competition will intensify. As the Company seeks to expand its provision of infusion therapy services, it will compete with a large number of companies and programs in the areas in which its facilities are located. Many of these are local operations servicing a single area; however, there are a number of large national and regional companies, including Olsten Kimberly QualityCare, Inc., Coram Health Care Corp., Staff Builders, Inc. and Interim Personnel, Inc. In addition, certain hospitals, clinics and physicians, who traditionally may have been referral sources for the Company, have entered or may enter the market with local programs.

     The Company believes that the principal competitive factors in its industry are quality of care, including responsiveness of services and quality of professional personnel; breadth of therapies and nursing services offered; successful referrals from referring Government agencies, hospitals and health maintenance organizations; general reputation with physicians, other referral sources and potential patients; and price. The Company believes that its competitive strengths have been the quality, responsiveness, flexibility and breadth of services and staff it offers, and to some extent price competition, as well as its reputation with physicians, referral sources and patients.

     The United States health care industry generally faces a shortage of qualified personnel. Accordingly, the Company experiences intense competition from other companies in recruiting qualified health care personnel for its home health care operations. The Company's success to date has depended, to a significant degree, on its ability to recruit and retain qualified health care personnel. Most of the registered and licensed nurses and health care paraprofessionals who are employed by the Company are also registered with, and may accept placements from time to time through, competitors of the Company. The Company believes it is able to compete successfully for nursing and paraprofessional personnel by aggressive recruitment through newspaper advertisements, flexible work schedules and competitive compensation arrangements. There can be no assurance, however, that the Company will be able to continue to attract and retain qualified personnel. The inability to either attract or retain such qualified personnel would have a material adverse effect on the Company's business.

Employees

     At December 31, 1996, the Company had 623 employees, of whom 49 are salaried, including 3 executive officers, 1 director of operations, 5 branch managers, 6 directors of nursing, 1 director of maternal/child health, 1 director of patient services, 1 director of business development, 8 accounting/clerical staff and 23 field staff supervisors. The remaining 574 employees are paid on an hourly basis and consist of professional and paraprofessional employees. None of the Company's employees are compensated on an independent contractor basis. The Company believes that its employee relations are good. None of the Company's employees is represented by a labor union.

Other Matters

     The Company's authorized capital stock consists of 12,500,000 shares of Common Stock, par value $.01 per share and 2,000,000 shares of Preferred Stock, par value $.01 per share. The authorized shares of capital stock give effect to a 56,625 for 1 stock split effected March 26, 1996, a 1.25 for 1 stock split effected October 17, 1996 and a .8830022 for 1 stock split effected December 4, 1996.

     In December 1996 the Company successfully completed an initial public offering ("IPO") with H.J. Meyers & Co., Inc., as underwriter (the"Underwriter") in which it issued 1,250,000 shares of Common Stock at a price of $4.00 per share. This offering resulted in net proceeds to the Company, after the payment of all costs relating to the offering, of $3,765,703.

Common Stock

     The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors with the result that the holders of more than 50% of the shares of Common Stock can elect all of the directors. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock, as such, having no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Preferred Stock

     The Board of Directors of the Company is authorized to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including the dividend rights, dividend rate, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidations preferences and the number of shares constituting any series or the designations of such series, without any further vote or action by the stockholders. It would be possible for the Board of Directors to issue shares of such preferred stock in a manner which would make acquisition of control of the Company, other than as approved by the Board, exceedingly difficult.

     The Company currently has no plans to issue any shares of Preferred Stock.

Transfer Agent

     Continental Stock Transfer & Trust Company, New York, New York, is the transfer agent for the shares of Common Stock.

Item 2.  DESCRIPTION OF PROPERTIES.

     The Company's principal place of business is a one-story commercial building of approximately 6,000 square feet located at 1850 McDonald Avenue, Brooklyn, New York 11223, which is leased from an unaffiliated person. The lease is for a period ending March 31, 2000 and is subject to a renewal option for five years in favor of the Company. The rent is $5,200 per month and is subject to annual increases, beginning April 1, 1997, equal to 4% of the total prior year's monthly rent and all increases in real estate taxes for the original and renewal terms. The Company sublets approximately 2,500 square feet to an unaffiliated third party for a period and with a renewal option the same as that in the Company's lease. The rent is $2,860 per month and is subject to annual increases beginning June 1, 1997 equal to 4% of the total prior years monthly rent and 30% of all increases in real estate taxes for the original and renewal term.

     The Company acquired the lease and sublease from an unaffiliated person pursuant to an agreement dated October 8, 1996 in consideration for $90,000.

         The table below sets forth certain information with respect to each of the Company's existing branch office locations, all of which are leased from non-affiliated lessors.

                                                               Lease Terms
                                           Approximate   ----------------------
                                Opening    Square         Expiration   Annual
         Location               Date       Footage        Date         Rental(l)
         --------               ----       -------        ----         ---------

Kings County (2)
Branch Office
1667 Flatbush Avenue
Brooklyn, NY 11210              11/95      2,000          10/31/00     $37,800

Nassau County
Branch Office
175 Fulton Avenue
Hempstead, NY 11550              9/93      1,600          10/31/98     $20,187

Westchester County
Branch Office
6 Gramatan Avenue
Mt. Vernon, NY 10550            12/96      2,000          12/31/01     $25,200

Rockland County
Branch Office
49 South Main Street
Spring Valley, NY 10977         10/94      1,500           9/30/98     $16,200

Orange County
Branch Office
45 Grand Street
Newburgh, NY 11250               9/92      1,500           8/31/97     $12,000

Queens Recruitment
   Office
91-31 Queens Blvd.
Elmhurst, NY 11373              10/95        750           9/30/97     $17,400

----------
(1) The leases provide for additional rentals based upon increases in real estate taxes and other cost escalations.

(2) The Company's Kings County Branch Office occupies two of the three floors of a commercial building owned by 1667 Flatbush Avenue, LLC, a New York limited liability company owned by the Company's current stockholders. See "Certain Relationships and Related Transactions." The lease is subject to a renewal option for five years in favor of the Company. The rent is subject to annual increases, beginning November 1, 1997, equal to 5% of the total prior year's monthly rent for the original term and all renewal terms of the lease.

Item 3. LEGAL PROCEEDINGS

     To the best of the Company's knowledge, there are no material legal proceedings pending or threatened against the Company or its properties.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996 through the solicitation of proxies or otherwise.

                                     PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market and is traded on the Boston Stock Exchange. The following table sets forth the range of the last price on NASDAQ for the Company's Common Stock for the periods indicated. Quotations do not necessarily present actual transactions and do not reflect related mark-ups, mark-downs or commissions:

                           High          Low
                           ----          ---

Fiscal 1996
-----------

Fourth Quarter             4-5/8          4

Fiscal 1997
-----------

First Quarter              4-5/8         3-3/8


     At March 19, 1997 the Company had 14 holders of record and more than 870 beneficial holders of its shares of Common Stock.

     On March 19, 1997, the last sale price of the shares of Common Stock as reported by NASDAQ was $4.00 per share.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Fiscal Year Ended December 31, 1996 Compared With Fiscal Year Ended December 31, 1995

     Revenues for the year ended December 31, 1996 ("1996") increased 1.0% to $11,920,000 from $11,810,000 for the year ended December 31, 1995 ("1995"). The increased revenues are attributable to increased hours of service provided to existing contracts.

     Cost of professional care of patients for 1996 increased 0.6% to $8,173,000 from $8,127,000 in 1995. The increase is attributable to the increased hours of services provided. The cost of professional care of patients as a percentage of revenue remained stable at 69% for both years.

     Selling, general and administrative expenses increased 19.5% to $2,818,000 in 1996 from $2,358,000 in 1995. The increase in selling, general and administrative expenses resulted primarily from increased management, recruitment and staffing expenses to manage the supervision of the care of patients requiring extended nursing and technical support, the hiring of additional office staff to support anticipated growth in the Company's business (including a Director of Business Development and a Director of Patient Services) and a provision for doubtful accounts in the amount of $156,000.

     Interest expense, net of interest income, increased 87.8% to $154,000 compared to $82,000 for 1995, primarily as a result of an increase in borrowing in 1996 to finance an increase in accounts receivable that occurred during the month of December 1995, distributions to shareholders during the first three quarters of 1996 and operations during the third and fourth quarters of 1996 (as a result of the July 5, 1996 sale of receivables for which payment was received during August, September and October 1996).

     The current provision for New York State and New York City taxes for 1996 increased to $168,000 from $35,000 in 1995, as a result of increased cash basis taxable income for the period up to the termination of the Company's Subchapter S tax basis on December 17 and the accrual of taxes from December 18th through the year end, as well as a deferred tax credit of $184,000 for 1996, compared to a deferred tax provision of $46,000 for 1995. As a result of the change in tax status, the net tax for 1996 decreased $97,000 from 1995.

     The Company recognized a non-recurring net charge to earnings of $204,000 during the third quarter as a result of the Receivables Sale Agreement pursuant to which accounts receivable aggregating $3,500,000 was sold to a related company for $3,150,000, which was less than their face value.

     In view of the foregoing, net income for 1996 decreased 49.4% to $571,000, compared to $1,128,000 in 1995.

         Fiscal Year Ended December 31, 1995 Compared
         With Fiscal Year Ended December 31, 1994

     Revenues for the year ended December 31, 1995 ("1995") increased 31.5% to approximately $11,810,000 from approximately $8,981,000 for the year ended December 31, 1994 ("1994"). The increase resulted primarily from an increase in services provided to existing clients and increased new business.

     Cost of professional care of patients for 1995 increased 29% to approximately $8,127,000 from approximately $6,301,000 for 1994. The increase resulted primarily from the hiring of additional home health care personnel to service the increased new business and increase in services rendered to existing clients. The cost of professional care of patients as a percentage of revenues approximate 69% for 1995 as compared to 70% of 1994.

     Selling, general and administrative expenses for 1995 increased 33.3% to approximately $2,358,000 from approximately $1,769,000 for 1994. The increase resulted primarily from the hiring of additional office support staff to support the growth in the Company's business.

     Interest expense for 1995 decreased 3.7% to approximately $82,000, as compared to approximately $85,000 for 1994, primarily as a result of a reduction in borrowings resulting from the Company's increased cash flow.

     In view of the foregoing, net income for 1995 increased 46.3% to approximately $1,128,000, as compared to approximately $771,000 for 1994.

Liquidity and Capital Resources

     For 1996, net cash used in operations was $1,430,000 as compared to the $698,000 provided by operations for 1995, a decrease of 304.9%. This $2,128,000 decrease in net cash from operations was primarily a result of the 430.7% increase in accounts receivable and unbilled services to $2,409,000, compared to an increase of $454,000 for 1995. Net cash used in financing activities for 1996 increased 77.7% to $691,000, as compared to $389,000 used in 1995, primarily the result of payment of S Corporation distributions to the Company's stockholders which aggregated $3,225,000 during the year, as compared to $695,000 for 1995, an increase of 364.1%; repayment of bank notes payable during 1996 of $1,225,000, as compared to $325,000 provided by bank borrowings during 1995, an increase of 277.0%; offset by approximately $3,766,000 of proceeds received from issuance of Common Stock in December 1996.

     As of December 31, 1996, approximately $2,979,000 (approximately 63%) of the Company's total assets consisted of accounts receivable derived from payments made to contractors by third-party payors, compared to $3,974,000 (approximately 82%) as of December 31, 1995, a decrease of 25%. Such payors generally require substantial documentation in order to process claims.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. for the years ended December 31, 1996 and 1995, the Company's DSOs were 87 days and 130 days, respectively, a reduction of 33.1%. This decrease is due, principally, to the sale of $3.5 million of receivables, and is, therefore, not indicative of any trend.

     The Company's liquidity and long-term capital requirements depend upon a number of factors, including the lag time to realize collections of amounts billed to clients for services provided, the rate at which new offices and facilities are established and acquisitions, if any, are completed. The Company believes that the development and start-up costs for a new branch office aggregate approximately $100,000, including leasehold improvements, lease deposits, office equipment, marketing, recruiting, labor and operating costs during the pre-opening and start-up phase, and also the provision of working capital to fund accounts receivable. Such costs will vary depending upon the size and location of each facility and, accordingly, may vary substantially from these estimates.

     Although the Company does not have any pending commitment to purchase any home health company, it is actively pursuing potential acquisitions. Further expansion of the Company's business may require the Company to incur additional debt or offer additional equity if internally generated funds, cash on hand and amounts available under its bank credit facilities are inadequate to meet such needs. There can be no assurance that such additional debt or equity will be available to the Company, or, if available, will be on terms acceptable to the Company.

Inflation

     Inflation has not had a significant impact on the Company's operations to date.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 26-41 of this Annual Report on Form 10-KSB.

                           NEW YORK HEALTH CARE, INC.

                          INDEX TO FINANCIAL STATEMENTS

NEW YORK HEALTH CARE, INC.:

    Independent Auditors' Report                                            27

    Balance Sheet at December 31, 1996                                      28

    Statements of Income for the Years
       Ended December 31, 1995 and 1996                                     29

    Statements of Shareholders' Equity for
       the Years Ended December 31,
       1995 and 1996                                                        30

    Statements of Cash Flows for the Years
       Ended December 31, 1995 and 1996                                     31

    Notes to Financial Statements                                          32-41

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New York Health Care, Inc.

We have audited the accompanying balance sheet of New York Health Care, Inc. (the "Corporation") as of December 31, 1996, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Health Care, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.

                                            /s/  M. R. Weiser & Co. LLP
                                            ---------------------------
                                            CERTIFIED PUBLIC ACCOUNTANTS

New York, NY
February 3, 1997

                           NEW YORK HEALTH CARE, INC.
                                  BALANCE SHEET

                                DECEMBER 31, 1996

                                   A S S E T S

Current assets:
   Cash (Notes 2 and 8)                                           $1,188,450
   Accounts receivable, net of allowance
     for uncollectible amounts of $100,000
     (Notes 4, 8 and 13)                                           2,850,159
   Unbilled services (Note 2)                                        247,662
   Prepaid expenses                                                  182,037
                                                                  ----------

         Total current assets                                      4,468,308

Property and equipment, net (Notes 2 and 3)                          207,648
Acquisition costs, net (Note 2)                                       16,829
Deposits                                                              25,689
                                                                  ----------

         Total assets                                             $4,718,474
                                                                  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accrued payroll                                                $  254,903
   Accounts payable and accrued expenses (Note 8)                    147,219
   Income taxes payable (Note 2)                                     157,570
   Current maturities of long term debt (Note 6)                       5,650
                                                                  ----------

         Total current liabilities                                   565,342
                                                                  ----------

Long-term debt, less current maturities (Note 6)                       1,528
                                                                  ----------

Commitments, contingencies and other comments (Note 8)

Shareholders' equity (Notes 2, 7 and 10):
   Preferred stock $.01 par value, 2,000,000 shares
     authorized; no shares issued or outstanding
   Common stock, $.01 par value, 12,500,000
     shares authorized; 3,750,000 shares issued
     and outstanding                                                  37,500
   Additional paid-in capital                                      4,076,783
   Retained earnings                                                  37,321
                                                                  ----------

         Total shareholders' equity                                4,151,604
                                                                  ----------

         Total liabilities and shareholders' equity               $4,718,474
                                                                  ==========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                              STATEMENTS OF INCOME

                                                        For the Years Ended
                                                            December 31,
                                                  -----------------------------
                                                      1995              1996
                                                  -----------       -----------

Net patient service revenue (Note 2)              $11,809,728       $11,920,017
                                                  -----------       -----------

Expenses:
   Professional care of patients                    8,127,447         8,172,859
   General and administrative                       2,358,487         2,661,516
   Bad debts expense                                                    155,764
   Depreciation                                        32,455            31,953
                                                  -----------       -----------
         Total operating expenses                  10,518,389        11,022,092
                                                  -----------       -----------

Income from operations                              1,291,339           897,925
                                                  -----------       -----------

Nonoperating income (expenses):
   Interest income                                                        9,480
   Other income                                                          15,000
   Loss on sale of accounts receivable
      (Note 13)                                                        (204,137)
   Interest expense                                   (82,328)         (163,630)
                                                  -----------       -----------
         Nonoperating expenses, net                   (82,328)         (343,287)
                                                  -----------       -----------

Income before provision for income taxes            1,209,011           554,638
                                                  -----------       -----------

Provision (credit) for income taxes (Note 2):
   Current                                             35,000           168,000
   Deferred                                            46,000          (184,000)
                                                  -----------        ----------
                                                       81,000           (16,000)
                                                  -----------       -----------

Net income                                        $ 1,128,011       $   570,638
                                                  ===========       ===========

Pro forma (unaudited) (See Note 2):
    Historical income before provision
      for income taxes                            $ 1,209,011       $   554,638
    Pro forma provision for income taxes              520,000           238,000
                                                  -----------       -----------

    Pro forma net income                          $   689,011       $   316,638
                                                  ===========       ===========

    Pro forma net income per common share
      and common share equivalents                $       .20       $       .09
                                                  ===========       ===========

    Pro forma weighted average number
      of common shares and common
      share equivalents                             3,405,437         3,409,469
                                                  ===========       ===========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

               For The Years Ended December 31, 1995 and 1996 (a)

                                           Common Stock            Additional
                                    --------------------------      Paid-In        Retained
                                       Shares         Amount        Capital        Earnings        Total
                                    -----------    -----------    -----------    -----------    -----------
Balance at January 1, 1995            2,500,000    $    25,000    $     5,000    $ 2,722,715    $ 2,752,715

Net income                                                                         1,128,011      1,128,011

Distributions ($.34 per share)                                                      (840,032)      (840,032)
                                    -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1995          2,500,000         25,000          5,000      3,010,694      3,040,694

Net income                                                                           570,638        570,638

Distributions ($1.29 per share)                                                   (3,225,431)    (3,225,431)

Net proceeds from issuance
  of common shares                    1,250,000         12,500      3,753,203                     3,765,703

Reclassification of S-Corporation
  earnings (Note 10)                                                  318,580       (318,580)
                                    -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1996          3,750,000    $    37,500    $ 4,076,783    $    37,321    $ 4,151,604
                                    ===========    ===========    ===========    ===========    ===========

(a) Retroactive effect has been given to the March 26, 1996, October 17, 1996 and December 4, 1996 recapitalizations referred to in Note 10.

                 See accompanying notes to financial statements.

                           NEW YORK HEALTH CARE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                For the Years Ended
                                                                     December 31,
                                                             --------------------------
                                                                 1995           1996
                                                             -----------    -----------
Cash flows from operating activities:
 Net income                                                  $ 1,128,011    $   570,638
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                  59,403         45,881
   Bad debts expense                                                            155,764
   Deferred tax expense (credit)                                  46,000       (184,000)
   Loss on sale of accounts receivable                                          204,137
   Changes in operating assets and liabilities:
    Increase in accounts receivable and unbilled services       (453,893)    (2,409,210)
    Decrease in due from affiliate                                68,149
    (Increase) decrease in due from shareholders                (145,000)       145,000
    Decrease (increase) in prepaid expenses                        7,159       (135,170)
    Increase in deposits                                          (3,600)        (5,870)
    Decrease in sundry assets                                      2,000
    Increase (decrease) in accrued payroll                        95,374        (33,120)
    (Decrease) increase in accounts payable and
      accrued expenses                                          (135,563)        88,081
    Increase in income taxes payable                              29,737        127,833
                                                             -----------    -----------
       Net cash provided by (used in) operating activities       697,777     (1,430,036)
                                                             -----------    -----------

Cash flows from investing activities:
 Acquisition of fixed assets                                     (27,416)      (143,170)
 Proceeds from sale of accounts receivable                                    3,150,000
 (Increase) decrease in note receivable - shareholder           (125,000)       125,000
                                                             -----------    -----------
       Net cash (used in) provided by investing activities      (152,416)     3,131,830
                                                             -----------    -----------

Cash flows from financing activities:
 Net borrowings (repayments) under note payable                  325,000     (1,225,000)
 Repayment of long-term debt                                     (18,887)        (6,304)
 Net proceeds from issuance of common stock                                   3,765,703
 Distributions                                                  (695,105)    (3,225,431)
                                                             -----------    -----------
       Net cash used in financing activities                    (388,992)      (691,032)
                                                             -----------    -----------

Net increase in cash and cash equivalents                        156,369      1,010,762
Cash and cash equivalents at beginning of year                    21,319        177,688
                                                             -----------    -----------
Cash and cash equivalents at end of year                     $   177,688    $ 1,188,450
                                                             ===========    ===========

     (See Note 12)

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY:

     New York Health Care, Inc. (the "Corporation") was incorporated in February 1983 under the laws of the State of New York. The Corporation was formed to provide the services of registered nurses and nurses aides to hospitals, nursing homes and other healthcare providers and patients within the New York metropolitan area.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition:

     The Corporation recognizes net patient service revenue based upon the date services are rendered. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers and others. Unbilled services represent amounts due for services rendered which were not billed at the end of each period.

     Property, Plant and Equipment:

     Property, plant and equipment is carried at cost and is being depreciated under the straight-line method over the following estimated useful lives of the assets or the life of the lease, whichever is shorter.

               Machinery and equipment                     5 years
               Furniture and fixtures                      7 years
               Leasehold improvements                      9 years

     Acquisition Costs:

     On March 17, 1988, the Corporation purchased the customer lists, employee lists and other intangible assets of National Medical Home Care at a cost of $139,273. This cost is being amortized using the straight-line method over a period of ten years. At December 31, 1996, the accumulated amortization was $122,444.

     Income Taxes:

     The Corporation changed its tax status from nontaxable to taxable effective December 17, 1996. Previously, its earnings and losses were included in the personal tax returns of the stockholders, and the Company did not record a federal income tax provision. Effective with the change, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.

     The Corporation uses the asset and liability method to calculate deferred tax assets and liabilities. Deferred taxes are recognized based on the differences between financial reporting and income tax bases of assets and liabilities using enacted income tax rates. Prior to December 17, 1996, deferred state and city income taxes arose from the use of the cash basis of accounting for income tax purposes.

     As a result of its change in tax status, the deferred tax liability at the date of termination of S Corporation status (approximately $184,000) was recorded as a credit to the deferred tax provision.

     Pro forma Information (Unaudited):

     a.   Pro forma Net Income Per Common Share and Common Share Equivalents:

          Pro forma net income per common share and common share equivalents has been computed based upon the weighted average number of shares and common share equivalents outstanding during each year. Common share equivalents recognize the potential dilutive effects of the exercise of outstanding options and warrants to acquire common stock. The Corporation has used the initial public offering price of $4.00 per common share for each year presented for purposes of computing the potential dilutive effects of common share equivalents. The issuance of a stock option had the effect of increasing the weighted average shares outstanding for each year by 23,437 shares calculated by using the treasury stock method. The issuance of the warrants (see Note 10) had an antidilutive effect and were not included in the weighted average shares outstanding.

          Pursuant to the rules of the Securities and Exchange Commission, dividends declared in the latest twelve month period would be deemed to be in contemplation of the offering with the intention of repayment out of offering proceeds to the extent that the dividend exceeded earnings during the previous twelve months. The shares whose proceeds would be necessary to pay the S-Corporation distribution paid during the year ended December 31, 1996 of $3,225,431 has the pro forma effect of increasing the weighted average shares outstanding for each year by approximately 882,000 shares.

     b.   Pro Forma Statement of Income Adjustment:

          The pro forma statement of income information presents the pro forma effects on the historical financial information of the Corporation's termination of its S corporation status on December 17, 1996. The unaudited proforma adjustment included in the statements of income gives effect to a charge in lieu of income taxes that would have been included in the provision for income taxes had the Corporation been taxed as a C Corporation.

     Cash Equivalents:

     For purposes of the statement of cash flows, the Corporation considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

     Stock Based Compensation:

     a. Effective January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock- Based Compensation." This statement defines a fair value based method of accounting for the issuance of stock options and other equity instruments. However, it allows the Corporation to continue to account for such transactions using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. The Corporation has elected to continue to account for employee stock-based transactions under APB Opinion No. 25.

          Warrants have not been considered for this computation since they are not deemed to be an employee stock based transaction and the effect of their exercise, under the fair value based method, would have been to reduce the proceeds of the offering rather than as a charge to operations. The estimated fair value of the warrants was determined to be insignificant and, accordingly, has not been reflected on the balance sheet at December 31, 1996.

     b.   Had  compensation  cost for the option  granted on March 26, 1996 (see
          Note 10) been determined based on the fair value at the grant date ($.81 per share for 93,750 shares) consistent with the method of SFAS No. 123, the Corporation's proforma net income and earnings per common share and common share equivalents would have been reduced to proforma amounts indicated below:

                                                                        SFAS
                                                                       No. 123
                                                       As Reported    Pro forma
                                                       -----------    ---------
          Pro forma net income                           $316,638      $272,893
                                                         ========      ========

          Pro forma net income per common
            share and common share equivalents               $.09          $.08
                                                             ====          ====

          Under SFAS No. 123, the fair value of the option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent, expected volatility of zero percent, risk-free interest rate of 6.38%, and expected life of 5 years.

     Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of:

     The Company has adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. FAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. The adoption of this new standard does not have a significant effect on the Corporation's financial statements.

3.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31, 1996:

           Machinery and equipment                                   $173,136
           Furniture and fixtures                                      81,524
           Leasehold improvements                                      90,783
                                                                     --------
                                                                      345,443

           Less accumulated depreciation and amortization             137,795
                                                                     --------
                                                                     $207,648
                                                                     ========

4.   NOTE PAYABLE - BANK:

     On May 9, 1996, the Corporation entered into a promissory note with its bank which increased its line of credit from $2,000,000 to $3,500,000 and adjusted the interest payable to .75% above the market prime as posted in the Wall Street Journal (8.25% at December 31, 1996). The line of credit is collateralized by the Corporation's accounts receivable and is guaranteed by certain shareholders. The line of credit is renewable in May 1997. At December 31, 1996, no amount was outstanding to the bank.

5.   THIRD-PARTY RATE ADJUSTMENTS AND REVENUE:

     Approximately 27% and 24% of net patient service revenue was derived under New York State third-party reimbursement programs during the years ended
     December 31, 1995 and 1996, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Provision for estimated amounts due to/from the Corporation has been made in the financial statements. Differences between estimated revised rates and subsequent revisions will be reflected in the statement of income in the year revisions are calculated.

6.   LONG-TERM DEBT:

     Long-term debt consists of the following at December 31, 1996:

     Capital leases collateralized by various machinery
       and equipment are payable through April 1998.             $7,178
       Less current maturities                                    5,650
                                                                 ------
                                                                 $1,528
                                                                 ======

7.   PERFORMANCE INCENTIVE PLAN AND 401(K) PLAN:

     Performance Incentive Plan:

     On March 26, 1996, the Corporation's Board of Directors adopted the Performance Incentive Plan (the "Option Plan"). Under the terms of the Option Plan, 262,500 shares of common stock may be granted. The Option Plan will be administered by a Committee appointed by the Board of Directors. The Committee will determine which key employee, officer or director on the regular payroll of the Company, shall receive stock options. Granted options are exercisable in three equal annual installments, commencing six months after the date of grant, and expire ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant. No options have been granted under the Option Plan.

     401 (K) Plan:

     The Corporation maintains an Internal Revenue Code Section 401 (k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. The Corporation currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participants' salary. The Plan also provides for certain discretionary contributions by the Corporation as determined by the Board of Directors. The Corporation's contributions amounted to $41,900 and $34,000 for the years ended December 31, 1995 and 1996, respectively.

8.   COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS:

     Lease Commitments:

     The Corporation leases office space under noncancellable operating leases in the New York metropolitan area that expire between December 1996 and November 2000.

     On October 8, 1996, the Corporation entered into an agreement to acquire a lease, for new office space, and a sub-lease from an unaffiliated person for $90,000. The lease is for a term expiring March 31, 2000, and is subject to renewal by the Corporation for an additional five years. The rent is $62,400 per annum, and is subject to annual increases beginning April 1, 1997. The Corporation sub-leases a portion of the space for $34,320 per annum. The sublease is subject to the same renewal option and annual increases as the Corporation's lease.

     At December 31, 1996, future minimum lease payments due under operating and capital leases approximate:

                                                          Operating    Capital
                                                            Leases     Leases
                                                          ---------    -------
          1997                                             $103,770     $7,394
          1998                                               99,435      1,447
          1999                                               73,681
          2000                                               46,187
                                                          ---------    -------

          Total minimum future payments                    $323,073      8,841
                                                           ========
          Less amounts representing interest                             1,663
                                                                       -------
          Present value of net minimum lease payments                   $7,178
                                                                       =======

     Rental expense charged to operations was approximately $86,000 and $128,000 for the years ended December 31, 1995 and 1996, respectively.

     Employment Agreements:

     In 1996, the Corporation entered into employment agreements with three officers, with terms expiring in 1999. The agreements call for aggregate annual compensation of approximately $395,000 and provide for certain additional benefits.

     Bonus Plan:

     In 1996, the Corporation established a bonus plan pursuant to which 10% of the Corporation's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided upon by the Corporation's Compensation Committee. The Corporation has accrued $65,000 for its contribution to the bonus pool for 1996.

     Concentrations of Credit Risk:

     Financial instruments which potentially subject the Corporation to concentrations of credit risk consist primarily of temporary cash investments which from time to time exceed the Federal depository insurance coverage and commercial accounts receivable. The Corporation has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents exceeding federally insured limits approximated $1,100,000 at December 31, 1996. The Corporation does not require collateral on commercial accounts receivable as the customer base consists of large, well-established institutions. No concentrations of credit risk existed at December 31, 1996 (see Note 13).

     Major Customers:

     One major customer accounted for approximately 12.5% and 9.6% of net patient service revenue for the years ended December 31, 1995 and 1996, respectively.

     Business Risks:

     Certain factors relating to the industry in which the Corporation operates and the Corporation's business should be carefully considered. The Company's primary business, offering home health care services, is heavily regulated at both the federal and state levels. While the Corporation is unable to predict what regulatory changes may occur or the impact on the Corporation of any particular change, the Corporation's operations and financial results could be negatively affected.

     Further, the Corporation operates in a highly competitive industry which may limit the Corporation's ability to price its services at levels that the Corporation believes appropriate. These competitive factors may adversely affect the Corporation's financial results.

9.   RELATED PARTY TRANSACTIONS:

     In September 1995, the Corporation entered into a loan agreement with a shareholder wherein the Corporation lent the shareholder $125,000. The note was due at the earlier of (i) 30 days after notice of the filing of a registration statement, or (ii) September 28, 1997. Interest was payable monthly at the rate charged by the Corporation's lender. (See Note 4). The shareholder's stock certificates were being held as collateral for the note. The note was repaid on August 1, 1996.

     In January 1996, the Corporation entered into a Service Agreement with a company affiliated through common ownership. The Corporation has agreed to provide administrative services relating to payroll, benefits management and data processing to the company through June 30, 1997. The company will be reimbursed for all expenses attributable to such operations, presently totaling $15,000 per year.

     On November 1, 1995, the Corporation transferred the land and building which it had acquired on April 18, 1994 to a company related through common ownership. As a result of the transaction, the Corporation was relieved of its mortgage obligation of $146,250 and the shareholders received a non-cash distribution in 1995 of $144,927 which represented the net book value of the land and building. No gain or loss was recognized upon the transfer.

10.  SHAREHOLDERS' EQUITY:

     Common Stock and Recapitalization:

     As effected on March 26, 1996, the shareholders and Board of Directors authorized an increase in the number of authorized shares of common stock from 200 to 10,000,000, an increase in par value to $.01 per share, a stock split of 56,625 for 1 of the Corporation's common stock outstanding, and a stock split of 48,343.75 for 1 of the Corporation's unissued common stock. On October 17, 1996, the shareholders and Board of Directors effected a stock split of 1.25 for 1 of the Corporation's common stock and an increase in the number of authorized shares of common stock from 10,000,000 to 12,500,000. On December 4, 1996, the shareholders and Board of Directors effected a stock split of .8830022 for 1 of the Corporation's common stock issued and outstanding. As a result, all historic share amounts and per share amounts in the accompanying financial statements and notes have been adjusted to reflect the stock splits and increase in par value.

     On December 27, 1996, the Corporation completed the initial public offering of 1,250,000 shares of its common stock at $4.00 per share. The proceeds received by the Corporation of $3,765,703 are net of costs relating to the offering of $1,234,297.

     Preferred Stock:

     On March 26, 1996, the shareholders and Board of Directors approved the authorization of a total of 2,000,000 shares of preferred stock which may be issued in one or more series with rights and preferences to be determined by the Board of Directors.

     Options and Warrants:

     On March 26, 1996, the Corporation issued an option to purchase 93,750 shares of common stock to the President of the Corporation at an exercise price of $3.00 per share. The option may be exercised at any time through March 26, 2006. (See Note 2 - Stock Based Compensation).

     In connection with the initial public offering of the Corporation's common stock, the underwriter acquired for nominal consideration warrants to purchase an aggregate of 125,000 shares of common stock. The warrants are exercisable at a price of $5.20 for a period of four years commencing one year from December 20, 1996. These warrants grant to the holder certain "piggyback" registration rights for a period of seven years from December 20, 1997, and demand registration rights for a period of five years from December 20, 1996 with respect to the registration under the Securities Act of the securities issuable upon the exercise of the warrants. (See Note 2 - Stock Based Compensation.)

     Dividend Policy:

     The Corporation had operated as an S Corporation prior to the public offering effected December 20, 1996 and has paid out a substantial portion of its earnings to its current shareholders as S Corporation distributions. The Board of Directors intends to retain and reinvest any future earnings into the development of the business. Any future payment of dividends will be subject to the discretion of the Board of Directors.

     Reclassification of S-Corporation Earnings:

     As of December 17, 1996, S Corporation undistributed earnings of $318,580 has been reclassified from retained earnings to additional paid-in-capital. This reclassification assumes a constructive dividend to the S Corporation shareholders followed by a contribution to the capital of the Corporation.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The amounts included in the balance sheet at December 31, 1996 for cash, accounts receivable, unbilled services, accrued payroll, accounts payable and accrued expenses, and current maturities of long-term debt approximate fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to notes currently available to the Company for debt with similar terms and remaining maturities.

12.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                          For the Years Ended
                                                              December 31,
                                                          ---------------------
                                                            1995         1996
                                                          ---------    --------
      Cash paid during the year for:
       Interest                                           $  93,439    $163,630
                                                          =========    ========

       Income taxes                                       $   --       $ 10,430
                                                          =========    ========

      Supplemental disclosure of non-cash investing and financing activities:

          Transfer of ownership of building to a
           separate corporation:
           Decrease in fixed assets                       $ 291,177

           Decrease in long-term debt                       146,250
                                                          ---------

           Non-cash distribution to shareholders          $ 144,927
                                                          =========
          Reclassification of S-Corporation earnings      $ 318,580
                                                          =========

13.  SALE OF ACCOUNTS RECEIVABLE:

     On July 8, 1996, the Corporation entered into an agreement with 1667 Flatbush LLC ("1667 Flatbush") a limited liability company owned by the Corporation's officers and directors, whereby 1667 Flatbush purchased $3,500,000 of the Corporation's accounts receivable for a purchase price of $3,150,000. As a result of the Corporation's sale of accounts receivable for less than their face value, the Corporation recognized a net charge to its earnings during the year ended December 31, 1996 in the amount of $204,137. The purchase price was represented by a negotiable promissory note which bore interest at the rate of 12% per annum, and was payable $1,100,000 on August 1, 1996, $1,100,000 on September 1, 1996, and $950,000
     at the earlier of October 1, 1996 or the effective date of the initial public offering. The note was collateralized by a lien on the accounts receivable purchased from the Corporation, and was personally guaranteed by each of the members of 1667 Flatbush. The final installment of the note was paid in full on September 30, 1996.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None

                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officers and directors of the Company are as follows:

        Name                   Age                        Position
        ----                   ---                        --------

Jerry Braun                    39       President, Chief Executive Officer and
                                          Director

Jacob Rosenberg                39       Vice President, Chief Operating Officer,
                                        Secretary and Director

Gilbert Barnett                51       Chief Financial Officer and Chief
                                        Accounting Officer

Samson Soroka                  40       Director

Hirsch Chitrik                 68       Director

Sid Borenstein                 42       Director

     Jerry Braun has been the President, Chief Executive Officer and Chief Operating Officer of the Company since its inception in 1983.

     Jacob Rosenberg, has been Secretary and a Director since the Company's inception in 1983, and Vice President and Chief Operating Officer since February 1995.

     Gilbert Barnett has been the Chief Accounting Officer and Chief Financial Officer of the Company since April 1995. From 1989 to 1995, he was Director of Finance for the Mt. Sinai Medical Center in New York, where he was responsible for the Patient Accounting Department. From 1981 to 1988, Mr. Barnett was the President of Grand Graham Medical Center, a shared health facility located in Brooklyn, New York. In 1981, he was the treasurer of Accredited Care, Inc., a licensed home care company in White Plains, New York. Mr. Barnett is a Certified Public Accountant, a Fellow of the Health Care Financial Management Association and a Certified Manager of Patient Accounts.

     Samson Soroka has been a Director of the Company since its inception in 1983. From 1988 to February 1995, Mr. Soroka was employed by the Company as its Chief Financial Officer. Since then, Mr. Soroka has been employed as an independent consultant. Mr. Soroka is a graduate of Brooklyn College of the City University of New York (BS, Accounting and Computer Science, 1979).

     Hirsch Chitrik has been a Director of the Company since May 1995. For more than the last five years, Mr. Chitrik has been the President of Citra Trading Corporation, a privately-held company in New York engaged in the jewelry business.

     Sid Borenstein has been a Director of the Company since May 1995. For more than the last five years, Mr. Borenstein, a Certified Public Accountant, has been a General Partner in Sid Borenstein & Co., CAPS, in Brooklyn, New York.

     There are no committees of the Board of Directors. Directors hold their offices until the next annual meeting of the stockholders and thereafter until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the direction of the Board. All of the executive officers devote approximately 90% of their time to the business affairs of the Company. See "Certain Relationships and Related Transactions." The Company intends to appoint a Compensation Committee in fiscal 1997.

Employment Agreements

     On March 26, 1996, the Company entered into employment agreements with Jerry Braun and Jacob Rosenberg, each of which is for a term ending December 31, 1999. On August 27,1996, the Company entered into an employment agreement with Gilbert Barnett, its Chief Financial and Accounting Officer, with a term ending July 30, 1999.

     Mr. Braun's agreement provides that he will serve as President and Chief Executive Officer in consideration of (i) initial annual compensation of
$175,000; (ii) reimbursement of authorized business expenses incurred in connection with the conduct of the Company's business; (iii) participation in the Company's 401 (k) Plan and stock option plan; (iv) an automobile reimbursement allowance of $500 per month toward automobile leasing cost and reimbursement of automobile insurance cost; (v) an allowance of $3,500 per year towards the cost of $500,000 of term life insurance, and disability insurance;
(vi) four weeks paid vacation; and (vii) annual increase in salary of 10% for each year. He is required to devote a majority of his business time to the Company's affairs and is permitted to devote a limited amount of his business time to the affairs of

Heart to Heart, provided those activities do not compete with the Company's business. See "Certain Relationships and Related Transactions."

     Mr. Rosenberg's agreement has the same general terms and conditions as Mr. Braun's, except that he will serve as Chief Operating Officer, and the annual compensation is $140,000.

     Mr. Barnett's agreement provides that he will serve as Chief Financial Officer in consideration of (i) initial annual compensation of $80,000; (ii) reimbursement of authorized business expenses incurred in connection with the conduct of the Company's business; (iii) participation in the Company's 401(k) Plan; (iv) a reimbursement allowance of $1,000 per year toward professional dues and continuing professional education; and (v) up to three weeks paid vacation. He is required to devote his entire business time to the Company's affairs.

     Mr. Braun, Mr. Rosenberg and Mr. Barnett also participate, together with all employees of the Company, in a bonus plan pursuant to which 10% of the Company's annual pre-tax net income is contributed to the bonus pool which is distributed to such persons and in such amounts as decided upon by the Company's Compensation Committee.

     During the Company's fiscal year ended December 31, 1996, Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein did not file on a timely basis reports on Form 3 required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth, for the fiscal years ended December 31, 1996 and 1995, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served.

                                            Annual Compensation                            Long-Term Compensation
                           -------------------------------------------   -----------------------------------------------------------
                                                                            Awards                                       Payouts
                                                                         ---------------                             ---------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
Name and                                                 Other Annual      Restricted      underlying     LTIP         All other
Principal Position(1)      Year   Salary($)  Bonus($)   Compensation($)  Stock Awards($)  options/SARs  Payouts(#)   compensation($)
----------------------     ----   ---------  --------   ---------------  ---------------  ------------  ----------   ---------------
Jerry Braun                1996   $123,558                $22,124(1)                         93,750
 President and Chief       1995   $116,177                $16,699(1)                         Shares
 Executive Officer

Jacob Rosenberg            1996   $ 97,115                $23,231(2)
 Chief Operating Officer   1995   $100,096                $17,885(2)

Gilbert Barnett(3)         1996   $ 79,751                 $2,760(3)
 Chief Financial and       1995   $ 57,692                 $  851
 Accounting Officer
------------------------------------------------------------------------------------------------------------------------------------

-----------
(1) Includes $10,413 and $8,817 of medical insurance premiums paid on behalf of such individual for each of the years ended 1996 and 1995, respectively, $8,211 and $7,882 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 1996 and 1995 and 1994 and $3,500 in expense allowance for the fiscal year ended 1996.

(2) Includes $10,413 and $8,817 of medical insurance premiums paid on behalf of such individual for each of the years ended 1996 and 1995, respectively, $9,318 and $9,068 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 1996 and 1995 and $3,500 in expense allowance for the fiscal year ended 1996.

(3) Included $2,760 of medical insurance premiums paid on behalf of such individual for the fiscal year ended 1996. Mr. Barnett joined the Company in April 1995.

Directors Compensation

     The Company currently reimburses each non-employee director for their expenses in connection with attending meetings.

Savings and Stock Option Plans

   401(k) Plan

     The Company maintains an Internal Revenue Code Section 401(k) salary deferral savings plan (the "Plan") for all of its eligible employees who have been employed for at least one year and are at least 21 years old (effective July 1, 1996, field staff employees at the Company's Orange County branch office in Newburgh, New York ceased being, eligible to participate in the Plan). Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the Plan, the Company may make matching contributions on behalf of the pre-tax contributions made by participants. For 1995 and for the first half of 1996, the Company contributed 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participant's salary. All participants are fully vested in their accounts in the Plan with respect to their salary deferral contributions and are vested in Company matching contributions at the rate of 20% per year for two years through four years of service, with 100% vesting after five years of service. However, participants who are first hired after December 31, 1994 will not be vested in the Company matching contributions until the completion of five years service, when they become 100% vested. The Company has agreed with the Underwriter that no discretionary contributions to the Plan may be made for officers or stockholders of the Company.

   Stock Option Plan

     In March 1996, the Company's Board of Directors and stockholders approved and adopted the New York Health Care, Inc. Performance Incentive Plan (the "Option Plan"). Under the terms of the Option Plan, options to purchase up to 262,500 shares of Common Stock may be granted to key employees of the Company. To date, no options have been granted under the Plan. Moreover, the Company's Board of Directors has approved a resolution which proposes to provide for an increase in the number of shares of Common Stock available for options under the Option Plan equal to an additional 262,500 shares for each of two additional years, subject to approval by the Company's shareholders at the first annual meeting of shareholders. The Option Plan is to be administered by a Compensation Committee to be appointed by the Board of Directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

     The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of Common Stock of the Company at the time of the grant. In the case of incentive stock options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value.

     Under the terms of the Option Plan, the aggregate fair market value (determined at the time of grant) of shares issuable to any one recipient upon exercise of incentive stock options exercisable for the first time during any one calendar year may not exceed $ 100,000. Options granted under the Option Plan become exercisable in whole or in part from time to time as determined by the Committee, but in no event may a stock option granted in conjunction therewith be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior thereto. Stock options granted under the Option Plan have a maximum term of 10 years from the date of grant, except that with respect to incentive stock options granted to an employee who, at the time of the grant, is a holder of more than 10% of the voting power of the Company, the stock option shall expire not more than five years from the date of the grant. The option price must be paid in full on the date of exercise and is payable in cash or in shares of Common Stock having a fair market value on the date the option is exercised equal to the option price.

     If a grantee's employment by, or provision of services to, the Company shall be terminated, the Committee may, in its discretion, permit the exercise of stock options for a period not to exceed one year following such termination of employment with respect to incentive stock options and for a period not to extend beyond the expiration date with respect to non-qualified options, except that no incentive stock option may be exercised after three months following the grantee's termination of employment, unless it is due to death or permanent disability, in which case they may be exercised for a period of up to one year following such termination.

     The underwriting agreement between the Company and the underwriter provides that, until December 20, 1999, the Company will not adopt, propose to adopt or otherwise permit to exist any employee, officer, director or compensation plan or arrangement permitting the grant, issue or sale of any shares of Common Stock or other securities of the Company in an amount greater than 262,500 shares, other than the proposed increase in the Option Plan described above. The underwriting agreement also provides that, (i) for the three year period the exercise price for any option granted pursuant to the Option Plan or otherwise during such period cannot be less than the greater of the fair market value per share of the Common Stock on the date of grant or $4.00 per share and (ii) if the Company's shareholders approve an increase of an additional 262,500 shares for each of two additional years, then any option granted in the three years following such an increase will have an exercise price no lower than the greater of the fair market value per share of the Common Stock upon the date of the option grant or $4.00 per share.

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

--------------------------------------------------------------------------------
                Number of       % of Total
                Securities      Options/SARs
                Underlying      Granted to
                Options/SARs    Employees in   Exercise or Base
Name            Granted         Fiscal Year    Price             Expiration Date
-----------     -------------   ------------   -----------       --------------
Jerry Braun     93,750 Shares       100%       $3.00/Share       March 31, 2006
--------------------------------------------------------------------------------

               Aggregated Option/SAR Exercises in Last fiscal Year
                     and Fiscal Year-End Option/SAR Values

--------------------------------------------------------------------------------
                                               Number of
                                               Securities        Value of
                                               Underlying        Unexercised
                                               Unexercised       In-the-Money
                                               Options/SARs at   Options/SARs at
                                               Fiscal Year-End   Fiscal Year-End
             Shares Acquired                   Exercisable/      Exercisable/
Name         on Exercise      Value Realized   Unexercisable     Unexercisable
-----------  ---------------  --------------   -------------     -------------
Jerry Braun         -                -         93,750/0 Shares   $93,750/0
--------------------------------------------------------------------------------

     Other than the stock option which has been issued outside of the Option Plan to Jerry Braun for 93,750 shares of the Company's Common Stock at an exercise price of $3.00 per share, the Company has not issued any options under the Option Plan, or otherwise. The Company does not have any other existing stock option or other deferred compensation plans, but may adopt such plans in the future. However, the Company has agreed with the Underwriter not to adopt any other stock option or deferred compensation plans during the three-year period commencing on the Effective Date without the written consent of the underwriter of its public offering completed in December 1996.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of December 31, 1996 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock,
(ii) each of the Company's directors and (iii) all officers and directors as a group:

                                             Shares           Percentage
         Name and Address of                 Beneficially     of Stock
         Beneficial Owner                    Owned(l)         Outstanding(l)
         ----------------                    --------         --------------

         Jerry Braun(2)                      1,014,248         26.39%
         929 East 28th Street
         Brooklyn, NY  11210

         Jacob Rosenberg                       430,401         11.48%
         932 East 29th Street
         Brooklyn, NY  11210

         Samson Soroka                         460,401         12.28%
         1228 East 22nd Street
         Brooklyn, NY  11210

         Hirsch Chitrik                        500,000         13.33%
         1401 President Street
         Brooklyn, NY  11213

         Sid Borenstein                        125,000          3.33%
         1246 East 10th Street
         Brooklyn, NY  11230

         All officers and directors
            as a group (5 persons)(1)(2)     2,530,050         67.47%

----------
(1) The shares of Common Stock owned by each person or by the group, and the shares included in the total number of shares of Common Stock outstanding, have been adjusted in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.

(2) Includes 93,750 shares of Common Stock issuable upon the exercise of a stock option granted to Mr. Braun at an exercise price of $3.00 per share.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company operated as an S Corporation prior to the end of 1996 and has paid out a substantial portion of its earnings to the current stockholders. These distributions aggregated $100,230, $840,302 and $3,225,431 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company's directors are the sole stockholders of a New Jersey corporation named Heart to Heart Health Care Services, Inc. ("Heart to Heart"), with offices located at 7 Glenwood Avenue, East Orange, New Jersey 07017. Heart to Heart, which began its operations in 1995, engages in the home health care business in northern New Jersey, but not in the State of New York, and had net revenues of $1,181,174 in the year ended December 31, 1996. Since its inception, Heart to Heart has utilized Company personnel for its administrative functions regarding payroll, benefits management and data processing. The Company and Heart to Heart have entered into a Service Agreement, pursuant to which the Company will provide administrative services relating to payroll, benefits management and data processing for a term of 18 months ending June 30, 1997 for which the Company will be reimbursed for all expenses attributable to such operations, presently totalling approximately $15,000 per year. The Company is not a Guarantor of any obligations of Heart to Heart, nor is it engaged in any business or financing, transactions with Heart to Heart, other than as described herein.

     On February 13, 1995, Samson Soroka resigned as Chief Financial Officer of the Company. Mr. Soroka entered into a Settlement Agreement and General Release with the Company on September 28, 1995 (the "Settlement Agreement"), pursuant to which the Company agreed to pay his base salary of $85,000 per year through August 13, 1995 and continue his medical insurance coverage through February 13, 1996. In addition, the Company agreed to advance to Mr. Soroka, without interest, the sum of $25,000 against the cash distributions payable to the Company's current stockholders and loaned to Mr. Soroka the sum of $125,000, bearing interest at the same rate charged to the Company under its credit lines. Mr. Soroka has since repaid his loan, together with accrued interest. Mr. Soroka agreed to keep confidential all commercial, financial or technical information concerning the Company which he learned during his employment. The Company and Mr. Soroka also entered into mutual releases of all claims which they might have had against each other.

     On May 8, 1995, Jerry Braun, Jacob Rosenberg and Samson Soroka contributed back to the Company an aggregate of 625,000 shares of Common Stock and the Company issued 500,000 shares of its Common Stock to Hirsch Chitrik and 125,000 shares of Common Stock to Sid Borenstein in consideration for their having obtained a bank line of credit for the Company of not less than $800,000 at an interest rate no greater than 2% over the prime rate of Citibank N.A. The credit line was obtained in 1988 pursuant to a March 31, 1988 agreement between Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik, Sid Borenstein and the Company, in which they subscribed to purchase shares of Common Stock, subject to New York State Department of Health and Public Health Council approval (which was granted on March 24, 1995), and which provided to Messrs. Chitrik and Borenstein nonvoting equity distributions of 20% and 5%, respectively.

     On November 1, 1995, the Company transferred the land and building located at 1667 Flatbush Avenue, Brooklyn, New York, which houses its Kings County Branch office, to 1667 Flatbush. This transfer, which relieved the Company of a first mortgage obligation aggregating $146,250, was a non-cash distribution to the current stockholders of S Corporation earnings in the aggregate sum of $144,927. The Company leases its Kings County Branch office from 1667 Flatbush until October 31, 2000 for $3,150 per month in rent, which is subject to annual increases beginning November 1, 1997 equal to 5% of the prior year's monthly rent. Management believes that the terms of the lease are no less favorable to the Company than could have been obtained from unaffiliated third parties.

     On March 26, 1996, the Company issued a stock option to its President and Chief Executive Officer, Jerry Braun, for the purchase of 93,750 shares of the Company's Common Stock at an exercise price of $3.00 per share during the period ending March 31, 2006. See "Management Savings and Stock Option Plans."

     On March 26, 1996, the Company entered into employment agreements with Jerry Braun and Jacob Rosenberg. See "Management - Employment Agreements."

     On July 8, 1996, the Company entered into the Receivables Sale Agreement with 1667 Flatbush pursuant to which 1667 Flatbush purchased $3,500,000 of the Company's accounts receivable for a purchase price of $3,150,000. The purchase price was represented by a negotiable promissory note which bore interest at the rate of 12% per annum and was payable $1,100,000 on August 1, 1996, $1,100,000 on September 1, 1996 and $950,000 on October 1, 1996. The note was collateralized by a lien on the accounts receivable purchased from the Company and was personally guaranteed by each of the members of 1667 Flatbush. The note was paid in full on September 30, 1996. As a result of the Company's sale of accounts receivable for less than their face value, the Company recognized a net charge to its earnings during 1996 in the amount of $204,137.

     The transactions described above involve actual or potential conflicts of interest between the Company and its officers or directors. In order to reduce the potential for conflicts of interest between the Company and its officers and directors, prior to entering into any transaction in which a potential material conflict of interest might exist, the Company's policy has been and will continue to be that the Company does not enter into transactions with officers, directors or other affiliates unless the terms of the transaction are at least as favorable to the Company as those which would have been obtainable from an unaffiliated source. The Company has no plans to enter into any additional transactions which involve actual or potential conflicts of interest between the Company and its officers or directors and will not enter into any such transactions in the future without first obtaining an independent opinion with regard to the fairness to the Company of the terms and conditions of any such transaction.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of the Report:

          (1)  FINANCIAL STATEMENTS:

               Report of Independent Certified Public Accountants.

               Balance Sheet as at December 31, 1996.

               Statements of Income for the Years Ended December 31, 1996 and 1995.

               Statements of Stockholders' Equity for the Years Ended December 31, 1996 and 1995.

               Statements of Cash Flows for the Years Ended December 31, 1996 and 1995.

               Notes to Financial Statements.

     (2)  FINANCIAL STATEMENT SCHEDULES.

               NONE

     (3)  EXHIBITS

     Exhibit
     Number           Description of Exhibit
     ------           ----------------------
     1.1              Form of Underwriting Agreement.*

     3.1              Certificate of Incorporation of the Company.*

     3.2              Restated Certificate of Incorporation of the
                      Company.*

     3.3 Certificate of Correction of Restated Certificate of Incorporation of New York Health Care, Inc.*

     3.4              Amendment to the Certificate of Incorporation filed
                      October 17, 1996.*

     3.5              By-laws of the Company.*

     3.6 Amendment to the Certificate of Incorporation of the Company filed December 4, 1996.*

     4.1              Form of certificate evidencing shares of Common
                      Stock.*

     4.2              Underwriter's Warrant Agreement and Form of
                      Underwriter's Warrant.*

    10.1 Purchase and Sale Agreement by and between the Company, National Medical Homecare, Inc., Jerry Braun and Sam Soroka dated March 18, 1988.*

    10.2 Lease for 105 Stevens Avenue, White Plains, New York by and between the Company and Vincent
                      Rippa as receiver dated October 30, 1992.*

    10.3 Lease for 175 Fulton Avenue, Suite 30IA, Hempstead, New York by and between and the Company and Hempstead Associates Limited Partnership dated July 22, 1993.*

    10.4 Deed for 1667 Flatbush Avenue, Brooklyn, New York from Tiara Realty Co. to the Company dated April 22, 1994.*

    10.5 Agreement between Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik, Sid Borenstein and the Company dated March 31, 1988.*

    10.6 Lease for 49 South Main Street, Spring Valley, New York by and between the Company and Joffe
                      Management dated November 1, 1994.*

    10.7 Agreement for Provisions of Home Health Aide and Personal Care Worker Services by and between the Company and Kingsbridge Heights Health Facilities Long Term Home Health Care Program dated
                      November 2, 1994.*

    10.8 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Rockland, Westchester and Bronx Counties dated May 8, 1995.*

    10.9 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Dutchess, Orange, Putnam, Sullivan and Ulster Counties dated May 8, 1995.*

    10.10 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Nassau, Suffolk and Queens Counties dated May 8, 1995.*

    10.11 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Orange and Rockland Counties dated July 1. 1995.*

    10.12 Lease Renewal for 45 Grand Street, Newburgh, New York by and between the Company and Educational and Charitable Foundation of Eastern Orange County, Inc. dated July 12, 1995.*

    10.13 Lease for 91-31 Queens Boulevard, Elmhurst, New York by and between the Company and Expressway Realty Company dated September 15, 1995.*

    10.14 Settlement Agreement and General Release by and between the Company and Samson Soroka dated
                      September 28, 1995.*

    10.15 Personal Care Aide Agreement by and between the Company and Nassau County Department of Social Services dated October 18, 1995.*

    10.16 Lease for 1667 Flatbush Avenue, Brooklyn, New York by and between the Company and 1667 Flatbush Avenue LLC dated November 1, 1995.*

    10.17 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Bronx, Kings, New York, Queens and Richmond Counties dated December 29, 1995.*

    10.18 Home Health Agency Agreement by and between the Company and the Center for Nursing and Rehabilitation dated January 1, 1996.*

    10.19 Homemaker and Personal Care Agreements by and between the Company and the County of Rockland Department of Social Services dated January 1, 1996.*

    10.20 Home Health Aide/ Personal Care Worker Services Agreement by and between the Company and Beth Abraham Hospital dated January 12, 1996.*

    10.21 Homemaker Services Agreement by and between the Company and the Orange County Department of
                      Social Services dated February 16, 1996.*

    10.22 Personal Care Service Agreement by and between the Company and the Orange County Department of
                      Social Services dated February 16, 1996.*

    10.23 Certified Home Health Agency Agreement by and between the Company and New York Methodist
                      Hospital dated February 28, 1996.*

    10.24             Employment Agreement by and between the
                      Company and Jacob Rosenberg dated March 26,
                      1996.*

    10.25             Employment Agreement by and between the
                      Company and Jerry Braun dated March 26, 1996.*

    10.26 Stock Option Agreement by and between the Company and Jerry Braun dated March 26, 1996.*

    10.27 Home Health Agency Agreement by and between the Company and the Mount Sinai Hospital Home Health Agency dated April 1, 1996.*

    10.28 Absolute, Unconditional, Irrevocable and Limited Continuing Guaranty of Payment by and between Jacob Rosenberg and United Mizrahi Bank and Trust Company dated May 9, 1996.*

    10.29 Absolute, Unconditional, Irrevocable and Limited Continuing Guaranty of Payment by and between Jerry Braun and United Mizrahi Bank and Trust Company dated May 9, 1996.*

    10.30 Continuing General Security Agreement by and between the Company and United Mizrahi Bank and Trust Company dated May 9, 1996.*

    10.31 Agreement for the Purchase of Accounts Receivable between the Company and 1667 Flatbush Avenue
                      LLC dated July 8, 1996.*

    10.32             401 (k) Plan for the Company.*

    10.33             Performance Incentive Plan for the Company.*

    10.34 Services Agreement between the Company and Heart to Heart Health Care Services, Inc., dated January 1, 1996.*

    10.35             Employment Agreement by and between the
                      Company and Gilbert Barnett dated August 27,
                      1996.*

    10.36 Assignment of lease dated October 8, 1996, lease dated March 31, 1995 and sublease dated May 1995 among the Company, as tenant, Prime Contracting Design Corp., as assignor, Bellox Realty Corp., as landlord and Nutriplus Corp., as subtenant.*

    10.37 Lease for 6 Gramatan Avenue, Mount Vernon, New York, 10550 by and between the Company and 6 Gramatan Avenue Corp. dated December 1, 1996.*

    10.38             Form of Financial Consulting Agreement with H.J.
                      Meyers & Co., Inc.*

    10.39             Forms of Merger & Acquisition Agreement and
                      Indemnification.*

    11                Computation of Earnings Per Common Share of the
                      Company.


* Incorporated by reference to Exhibits filed as part of the Company's Registration Statement on Form SB-2 under S.E.C. File No. 333-08152, which was declared effective on December 20, 1996.

     (b) Reports on Form 8-K. The Company has not yet filed any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 1997

                                    NEW YORK HEALTH CARE, INC.

                                    By: /s/ Jerry Braun
                                       ----------------------------
                                       Jerry Braun
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry Braun                 President, Chief Executive        March 27, 1997
-------------------------       Officer and Director
Jerry Braun

/s/ Jacob Rosenberg             Vice President, Chief Operating   March 27, 1997
-------------------------       Officer, Secretary and Director
Jacob Rosenberg

/s/ Gilbert Barnett             Chief Accounting                  March 27, 1997
-------------------------       and Financial Officer
Gilbert Barnett

/s/ Samson Soroka               Director                          March 27, 1997
------------------------
Samson Soroka

/s/ Hirsch Chitrik              Director                          March 27, 1997
------------------------
Hirsch Chitrik

/s/ Sid Borenstein              Director                          March 27, 1997
------------------------
Sid Borenstein