Form 10QSB
period 1997-03-31
NEW YORK HEALTH CARE INC
filed 1997-05-15
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from:

                           Commission File No. 1-12451

                           NEW YORK HEALTH CARE, INC.
                 (Name of small business issuer in its charter)

            New York                                     11-2636089
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1850 McDonald Avenue, Brooklyn, New York                   11223
(Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (718) 375-6700

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

                         (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities under a plan confirmed by a court.
Yes [ ]   No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,750,000

     Transitional Small Business Disclosure Format (check one);
Yes [ ]   No [X]

                                     PART I

Item 1. FINANCIAL STATEMENTS.

                           NEW YORK HEALTH CARE, INC.
                                  BALANCE SHEET

                                   A S S E T S

                                 MARCH 31, 1997
                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                          $  732,757
   Accounts receivable, net of allowance for uncollectible
     amounts of $115,345                                               3,343,889
   Unbilled services                                                     214,917
   Prepaid expenses                                                      133,089
   Prepaid income taxes                                                   10,845
   Deferred income taxes                                                   7,000
                                                                      ----------
         Total current assets                                          4,442,497

Property and equipment, net                                              244,231
Acquisition costs, net                                                    13,347
Deposits and other assets                                                 32,455
                                                                      ----------
         Total assets                                                 $4,732,530
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                    $  326,726
   Accounts payable and accrued expenses                                 196,363
   Current maturities of long term debt                                    5,650
                                                                      ----------
         Total current liabilities                                       528,739
                                                                      ----------
Long-term debt, less current maturities                                    1,347
                                                                      ----------
Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000 shares authorized;
     no shares issued or outstanding
   Common stock, $.01 par value, 12,500,000 shares authorized;
     3,750,000 shares issued and outstanding                              37,500
   Additional paid-in capital                                          4,064,807
   Retained earnings                                                     100,137
                                                                      ----------
         Total shareholders' equity                                    4,202,444
                                                                      ----------
         Total liabilities and shareholders' equity                   $4,732,530
                                                                      ==========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      1996           1997
                                                   -----------    -----------
Net patient service revenue                        $ 2,987,065    $ 3,086,034
                                                   -----------    -----------
Expenses:
   Professional care of patients                     2,062,483      2,141,108
   General and administrative                          653,429        811,610
   Bad debts expense                                    30,359         15,000
   Depreciation                                          6,886         11,371
                                                   -----------    -----------
         Total operating expenses                    2,753,157      2,979,089
                                                   -----------    -----------
Income from operations                                 233,908        106,945
                                                   -----------    -----------
Nonoperating income (expenses):
   Interest income                                       3,073          8,179
   Other income                                          4,766          2,687
   Interest expense                                    (31,397)       (12,995)
                                                   -----------    -----------
         Nonoperating income (expenses), net           (23,558)        (2,129)
                                                   -----------    -----------
Income before provision for income taxes               210,350        104,816
                                                   -----------    -----------
Provision (credit) for income taxes:
   Current                                              12,000         49,000
   Deferred                                            (50,000)        (7,000)
                                                   -----------    -----------
                                                       (38,000)        42,000
                                                   -----------    -----------
Net income                                         $   248,350    $    62,816
                                                   ===========    ===========
Pro forma (unaudited):
    Historical income before provision
      for income taxes                             $   210,350
    Pro forma provision for income taxes                91,000
                                                   -----------
    Pro forma net income                           $   119,350
                                                   ===========
Net income per common share and common
    share equivalents (proforma for
    March 31, 1996)                                $       .04    $       .02
                                                   ===========    ===========
Weighted average number of common shares
    and common share equivalents                     3,402,659      3,773,437
                                                   ===========    ===========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    For The Three Months Ended March 31, 1997
                                  (Unaudited)

                                             Common Stock        Additional
                                             ------------         Paid-In       Retained
                                         Shares       Amount      Capital       Earnings      Total
                                         ------       ------      -------       --------      -----

Balance at December 31, 1996           3,750,000   $  37,500    $ 4,076,783    $  37,321   $ 4,151,604

Net income                                62,816      62,816

Additional costs of initial public
  offering of common shares                                         (11,976)                   (11,976)
                                       ---------   ---------    -----------    ---------   -----------
Balance at March 31, 1997              3,750,000   $  37,500    $ 4,064,807    $ 100,137   $ 4,202,444
                                       =========   =========    ===========    =========   ===========

                 See accompanying notes to financial statements.

                           NEW YORK HEALTH CARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                 1996            1997
                                                              ----------      ----------
Cash flows from operating activities:
   Net income                                                $   248,350    $   62,816
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                              10,369        14,853
       Bad debts expense                                          30,359        15,000
       Deferred tax (credit)                                     (50,000)       (7,000)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable
          and unbilled services                                  841,155      (475,985)
         Decrease in due from shareholders                       145,000
         Decrease in prepaid expenses                             12,248        38,103
         Increase in deposits                                                   (6,766)
         Increase in deferred charges                            (50,000)
         Increase (decrease) in accrued payroll                    2,472       (98,631)
         Increase in accounts payable and accrued expenses       104,449        49,144
         (Decrease) increase in income taxes payable             (29,737)       12,884
                                                             -----------    ----------
              Net cash provided by (used in)
                operating activities                           1,264,665      (395,582)
                                                             -----------    ----------

Cash flows from investing activities:
   Acquisition of fixed assets                                    (9,184)      (47,954)
                                                             -----------    ----------
              Net cash used in investing activities               (9,184)      (47,954)
                                                             -----------    ----------
Cash flows from financing activities:
   Net repayments under note payable                            (325,000)
   Repayment of long-term debt                                    (1,990)         (181)
   Additional costs of initial public offering
    of common shares                                                           (11,976)
   Distributions                                                (787,638)
                                                             -----------    ----------
              Net cash used in financing activities           (1,114,628)      (12,157)
                                                             -----------    ----------
Net (decrease) increase in cash and cash equivalents             140,853      (455,693)

Cash and cash equivalents at beginning of period                 177,688     1,188,450
                                                             -----------    ----------
Cash and cash equivalents at end of period                   $   318,541    $  732,757
                                                             ===========    ==========

Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest                                                $    30,930    $    12,995
                                                             ===========    ===========
     Income taxes                                            $    12,262    $   215,062
                                                             ===========    ===========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of New York Healthcare, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Net income per common share and common share equivalent for the three months ended March 31, 1997 is based on the weighted average number of shares and common share equivalents outstanding during the period.

Pro forma net income per common share and common share equivalent for the three months ended March 31, 1996 is based upon the weighted average number of shares and common share equivalents outstanding during the period. The weighted average shares outstanding for the period was increased by the number of shares (459,725) whose proceeds would be necessary to pay the S-Corporation distribution paid and declared ($2,987,638) during the twelve month period ended March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains certain forward-looking statements that involve various risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Business" and "Risk Factors" and in the Company's December 20, 1996 Prospectus. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto, and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this report and in the Company's Form 10-KSB annual report for the year ended December 31, 1996.

        Results of Operations

Three Months Ended March 31, 1997 Compared To Three Months Ended March 31, 1996

     Revenues for the three months ended March 31, 1997 ("first quarter of 1997") increased 3.3% to $3,086,000 from $2,987,000 for the three months ended March 31, 1996 ("first quarter of 1996"). The increased revenues are attributable to increased hours of service provided under existing and new contracts.

     Cost of professional care of patients for the first quarter of 1997 increased 3.8% to $2,141,000 from $2,062,000 for the first quarter of 1996. The increase is attributable to the increased hours of services provided. The cost of professional care of patients as a percentage of revenue remained stable at 69.4% for the first quarter of 1997 and 69.0% for the first quarter of 1996.

     Selling, general and administrative expenses increased 21.3% to $838,000 for the first quarter of 1997 from $691,000 for the first quarter of 1996. Approximately $141,000 (96%) of the $147,000 increase in selling, general and administrative expenses resulted from increased management and staffing salaries for employees recruited in the last quarter of 1996 to manage the supervision of the care of patients requiring extended nursing and technical support, and additional corporate staff to support anticipated growth in the Company's business.

     Interest expense, net of interest income, for the first quarter of 1997 decreased 82.2% to $5,000 compared to $28,000 for the first quarter of 1996 as a result of the repayment of the bank credit line during the fourth quarter of 1996. This decrease is deemed to be temporary and is not indicative of any trend.

     The current provision for Federal, State and local taxes for the first quarter of 1997 decreased to approximately $49,000 from approximately $91,000 for the first quarter of 1996 (calculated on a pro-forma basis in 1996 - see
Note 2 to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996), as a result of the $105,000 (50.0%) decrease in taxable income from $210,000 in the first quarter of 1996 to $105,000 for the first quarter of 1997. In addition, a deferred tax credit of $7,000 is provided for the first quarter of 1997 as a result of timing differences in the deductability of the provision for doubtful accounts. There was no tax credit provided for the first quarter of 1996 calculated on a pro-forma basis.

     In view of the foregoing, net income for the first quarter of 1997 decreased 47.1% to $63,000 as compared to $119,000, calculated on a pro-forma basis, for the first quarter of 1996.

Liquidity and Capital Resources

     For the first quarter of 1997, net cash used in operations was $396,000 as compared to $1,265,000 provided by operations during the first quarter of 1996, a decrease of $1,661,000, or 131.3%. The $396,000 used in the first quarter of 1997 was principally due to the approximately $476,000 increase in accounts receivable and unbilled services, offset by approximately $63,000 in net income. In the first quarter of 1996, $1,234,000 of the $1,265,000 provided by operations was a result of a decrease in accounts receivable and a decrease in advances to shareholders of approximately $841,000 and $145,000, respectively, and net income of $248,000. The large decrease in accounts receivable during the first quarter of 1996 was the result of increased Medicaid cash collections attributable to a large increase in this receivable as of December 1995, which was atypical and not indicative of any trend. Net cash used in financing activities for the first quarter of 1997 totalled $12,000, compared to the $1,115,000 used in the first quarter of 1996, a decrease of 99.0%, primarily the result of payments in 1996 of S Corporation distributions to the Company's stockholders in the amount of $788,000 and a $325,000 repayment of the bank credit line during the first quarter of 1996.

     As of March 31, 1997, approximately $3,293,000 (approximately 69%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $3,119,000 (approximately 78%) as of March 31, 1996, a decrease of 13%. Such payors generally require substantial documentation in order to process claims. This decrease is due to an increase in total assets as a result of the Company's public stock offering in December 1996 and a slight increase in amounts due from clients not reimbursed by third-party payors, and is not indicative of any trend.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the quarters ended March 31, 1997 and 1996, the Company's DSOs were 98 days and 99 days, respectively, a slight decrease of 1.1% which is not indicative of any trend.

     The Company's liquidity and long-term capital requirements depend upon a number of factors, including the lag time to realize collections of amounts billed to clients for services provided and the rate at which new offices and facilities are established and acquisitions, if any, are completed. The Company believes that the development and start-up costs for a new branch office aggregate approximately $100,000, including leasehold improvements, lease deposits, office equipment, marketing, recruiting, labor and operating costs during the pre-opening and start-up phase, and also the provision of working capital to fund accounts receivable. Such costs will vary depending upon the size and location of each facility and, accordingly, may vary substantially from these estimates.

     The Company presently has a credit facility with Safra National Bank of New York (formerly UMB Bank and Trust Company) in the amount of $3,500,000, which is secured by substantially all of the Company's assets. Repayment of outstanding amounts under such facility is guaranteed by all of the Company's directors. This credit facility provides for interest at the prime rate published in the Wall Street Journal, plus .75%, payable monthly, and is renewable in May 1997. At March 31, 1997, there was no outstanding balance due under this credit line.

     The Company is actively pursuing potential acquisitions. Further expansion of the Company's business may require the Company to incur additional debt or offer additional equity if internally generated funds, cash on hand and amounts available under its bank credit facilities are inadequate to meet such needs. There can be no assurance that such additional debt or equity will be available to the Company, or, if available, will be on terms acceptable to the Company.

Potential Regulatory Changes

     There have been recent news reports concerning federal budget negotiations regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by future legislation which may be adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the Company's operations, there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources.

Item 5. OTHER INFORMATION.

     On May 6, 1997, the Company entered into a letter of intent to effect an acquisition of a home health care company (the "target") doing business in Florida which had gross revenues for its fiscal year ended December 31, 1996 of approximately $3,900,000 and no net income (financial information is subject to completion of an audit). The Company intends to acquire all of the issued and outstanding shares of capital stock of the target in consideration for a purchase price consisting of $650,000 in cash, $350,000 of the Company's $.01 par value common stock, priced at the market at the time of acquisition, and a potential $1,250,000 of additional compensation through an "earn-out" based upon the results of the target's operations after acquisition, all on terms to be agreed-upon between the Company and the target. This proposed acquisition, which is subject to the negotiation and execution of a definitive acquisition agreement and approval by stockholders, among other conditions, is expected to be accounted for as a "purchase" in accordance with Generally Accepted Accounting Principles.

Item 6. EXHIBITS AND REPORTS ON FORM 8-KSB.

       (a) Exhibits required by item 601 of Regulation S-B.

       Exhibit
       Number      Description of Exhibit
       ------      ----------------------
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

      10.38        Form of Financial  Consulting  Agreement  with H.J.  Meyers &
                   Co., Inc.*

      10.39        Forms of Merger & Acquisition Agreement and Indemnification.*

      11           Computation of Earnings Per Common Share of the Company.

      27           Financial statement schedule.

*    Incorporated  by  reference  to  Exhibits  filed  as part of the  Company's
     Registration Statement on Form SB-2 under File No. 333-08152, which was declared effective on December 20, 1996.

     (b) Reports on Form 8-K. The Company has not yet filed any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1997

                                     NEW YORK HEALTH CARE, INC.

                                     By: /s/ GILBERT BARNETT
                                        ---------------------------------------
                                         Gilbert Barnett
                                         Chief Accounting and Financial Officer