Form 10QSB
period 1997-06-30
NEW YORK HEALTH CARE INC
filed 1997-08-14
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 1997

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

                                     PART I

Item 1. FINANCIAL STATEMENTS.

                           NEW YORK HEALTH CARE, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1997

                                   A S S E T S
                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                         $  234,851
   Accounts receivable, net of allowance
     for uncollectible amounts of $120,000                            3,930,953
   Unbilled services                                                    231,066
   Prepaid expenses                                                     118,459
   Prepaid income taxes                                                   5,292
   Deferred income taxes                                                  8,960
                                                                     ----------
         Total current assets                                         4,529,581

Property and equipment, net                                             244,052
Acquisition costs, net                                                   34,993
Deposits and other assets                                                27,331
                                                                     ----------
         Total assets                                                $4,835,957
                                                                     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                   $  397,413
   Accounts payable and accrued expenses                                172,199
   Current maturities of long term debt                                   5,153
                                                                     ----------
         Total current liabilities                                      574,765
                                                                     ----------
Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000
     shares authorized; no shares issued
     or outstanding
   Common stock, $.01 par value, 12,500,000
     shares authorized; 3,750,000 shares
     issued and outstanding                                              37,500
   Additional paid-in capital                                         4,064,807
   Retained earnings                                                    158,885
                                                                     ----------
         Total shareholders' equity                                   4,261,192
                                                                     ----------
         Total liabilities and shareholders' equity                  $4,835,957
                                                                     ==========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                For The Three Months       For the Six Months Ended
                                                   Ended June 30,                  June 30,
                                            --------------------------    --------------------------
                                                1996           1997           1996           1997
                                            -----------    -----------    -----------    -----------
Net patient service revenue                 $ 3,160,228    $ 3,224,041    $ 6,147,293    $ 6,310,075
                                            -----------    -----------    -----------    -----------
Expenses:
   Professional care of patients              2,122,259      2,263,031      4,184,742      4,404,139
   General and administrative                   656,939        833,096      1,310,368      1,644,706
   Bad debts expense                             25,105          5,000         55,464         20,000
   Depreciation                                   6,886         12,081         13,772         23,452
                                            -----------    -----------    -----------    -----------
         Total operating expenses             2,811,189      3,113,208      5,564,346      6,092,297
                                            -----------    -----------    -----------    -----------
Income from operations                          349,039        110,833        582,947        217,778
                                            -----------    -----------    -----------    -----------
Nonoperating income (expenses):
   Interest income                                2,901          4,039          5,974         12,218
   Other income                                   2,734            876          7,500          3,563
   Interest expense                             (32,809)                      (64,206)       (12,995)
                                            -----------    -----------    -----------    -----------
         Nonoperating income
            (expenses), net                     (27,174)         4,915        (50,732)         2,786
                                            -----------    -----------    -----------    -----------
Income before provision for
   income taxes                                 321,865        115,748        532,215        220,564
                                            -----------    -----------    -----------    -----------
Provision (credit) for income taxes:
   Current                                       44,000         59,000         56,000        108,000
   Deferred                                      16,000         (2,000)       (34,000)        (9,000)
                                            -----------    -----------    -----------    -----------
                                                 60,000         57,000         22,000         99,000
                                            -----------    -----------    -----------    -----------

Net income                                  $   261,865    $    58,748    $   510,215    $   121,564
                                            ===========    ===========    ===========    ===========
Pro forma (unaudited):
    Historical income before provision
       for income taxes                     $   321,865                   $   532,215
    Pro forma provision for income
       taxes                                    139,000                       230,000
                                            -----------                   -----------
    Pro forma net income                    $   182,865                   $   302,215
                                            ===========                   ===========
    Pro forma net income per common share
       and common share equivalents
        (pro forma for June 30, 1996)       $       .06    $       .02    $       .09    $       .03
                                            ===========    ===========    ===========    ===========
    Weighted average number of common
       shares and common share
       equivalents                            3,219,271      3,773,437      3,219,271      3,773,437
                                            ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     For The Six Months Ended June 30, 1997
                                   (Unaudited)

                                               Common Stock            Additional
                                         --------------------------      Paid-In        Retained
                                            Shares         Amount        Capital        Earnings        Total
                                         -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1996               3,750,000    $    37,500    $ 4,076,783    $    37,321    $ 4,151,604

Net income                                                                                121,564        121,564

Additional costs of initial public
  offering of common shares                                                (11,976)                      (11,976)
                                         -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1997                   3,750,000    $    37,500    $ 4,064,807    $   158,885    $ 4,261,192
                                         ===========    ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                           NEW YORK HEALTH CARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                            --------------------------
                                                                               1996           1997
                                                                            -----------    -----------
Cash flows from operating activities:
   Net income                                                               $   510,215    $   121,564
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                             20,736         30,416
       Bad debts expense                                                         55,464         20,000
       Deferred tax credit                                                      (34,000)        (8,960)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable and unbilled services       491,007     (1,084,198)
         Decrease in due from shareholders                                      145,000
         Increase in prepaid income taxes                                                       (5,292)
         (Increase) decrease in prepaid expenses                                (13,532)        63,578
         Increase in deposits                                                                   (1,642)
         Increase in deferred registration costs                               (162,597)
         Increase in accrued payroll                                             13,210        142,510
         Increase in accounts payable and accrued expenses                       65,228         24,980
         Increase (decrease) in income taxes payable                             11,504       (157,570)
                                                                            -----------    -----------
              Net cash provided by (used in) operating activities             1,102,235       (854,614)
                                                                            -----------    -----------
Cash flows from investing activities:
   Acquisition of fixed assets                                                  (11,633)       (59,856)
   Cost incurred for future acquisitions                                                       (25,128)
                                                                            -----------    -----------
              Net cash used in investing activities                             (11,633)       (84,984)
                                                                            -----------    -----------
Cash flows from financing activities:
   Net borrowings under note payable                                             25,000
   Repayment of long-term debt                                                   (3,847)        (2,025)
   Net charges from issuance of common stock                                                   (11,976)
   Distributions                                                             (1,025,431)
                                                                            -----------    -----------
              Net cash used in financing activities                          (1,004,278)       (14,001)
                                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents                             86,324       (953,599)

Cash and cash equivalents at beginning of period                                177,688      1,188,450
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   264,012    $   234,851
                                                                            ===========    ===========
Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest                                                               $    64,205    $    12,995
                                                                            ===========    ===========
     Income taxes                                                           $    12,262    $   215,062
                                                                            ===========    ===========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of New York Health Care, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Net income per common share and common share equivalents for the six months ended June 30, 1997 is based on the weighted average number of shares and common share equivalents outstanding during the period.

Pro forma net income per common share and common share equivalents for the six months ended June 30, 1996 is based upon the weighted average number of shares and common share equivalents outstanding during the period. The weighted average shares outstanding for the period was increased by the number of shares (700,521) whose proceeds would be necessary to pay the S-Corporation distribution paid and declared ($3,585,736) during the twelve month period ended June 30, 1996.

Management Discussion & Analysis

Six Months Ended June 30, 1997 compared with the Six Months Ended June 30, 1996.

Revenues for the six months ended June 30, 1997 (the "first half of 1997") increased 2.7% to approximately $6,310,000 from approximately $6,147,000 for the six months ended June 30, 1996 (the "first half of 1996"). The increase resulted primarily from new and additional business.

Cost of professional care of patients for the first half of 1997 increased 5.3% to approximately $4,404,000 from approximately $4,185,000 for the first half of 1996. The increase resulted primarily from the hiring of additional home health care personnel to service the increased additional and new business and an increase in the amount of professional nursing services provided. The cost of professional care of patients as a percentage of revenues increased 1.7% to approximately 69.8% for the first half of 1997 from approximately 68.1% for the first half of 1996.

Selling, general and administrative expenses for the first half of 1997 increased 22.4% to approximately $1,688,000 from approximately $1,379,000 for the first half of 1996. The increase resulted primarily from the hiring of additional office staff to support the growth in the Company's business, in addition to staff hired in preparation for new acquisitions, in connection with the successful completion of a public stock offering.

Interest expense, net of interest income, for the first half of 1997 decreased 98.3% to approximately $1,000 as compared to approximately $58,000 for the first half of 1996, primarily as a result of the repayment of the bank credit line during the fourth quarter of 1996 and the purchase of Treasury Bills from the proceeds of the public stock offering. This decrease is deemed to be temporary and is not indicative of any trend.

The current provision for Federal, State and Local taxes for the first half of 1997 decreased to approximately $108,000 from approximately $230,000 for the first half of 1996 (calculated on a pro-forma basis in 1996 - see Note 2 to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996). This decrease is as a result of the $311,000 (58.5%)
decrease in income before taxes from $532,000 in the first half of 1996 to $221,000 in the first half of 1997. In addition, a deferred tax credit of $9,000 is provided for the first half of 1997, as a result of timing differences in the deductibility of the provision for doubtful accounts. There was no tax benefit provided for the first half of 1996 calculated on a pro-forma basis.

In view of the foregoing, net income for the first half of 1997 decreased 59.6% to approximately $122,000, as compared to approximately $302,000, as calculated on a proforma basis, for the first half of 1996.

Liquidity and Capital Resources

For the first half of 1997, net cash used in operations was $855,000 as compared to $1,102,000 provided by operations during the first half of 1996, a decrease of $1,957,000, or 177.6%. The $855,000 used in the first half of 1997 was principally due to the approximately $1,100,000 increase in accounts receivable and unbilled services, offset by approximately $122,000 in net income. In the first half of 1996, $1,146,000 of the $1,102,000 provided by operations was a result of net income of $510,000 and of a decrease in accounts receivable and a decrease in advances to shareholders of approximately $491,000 and $145,000, respectively. The large decrease in accounts receivable during the first half of 1996 was the result of increased Medicaid cash collections attributable to a large increase in this receivable as of December 1995, which was atypical and not indicative of any trend. Net cash used in financing activities for the first half of 1997 totaled $14,000 compared to the $1,004,000 used in the first half of 1996, a decrease of 98.6%, primarily the result of payments in 1996 of S Corporation distributions to the Company's shareholders in the amount of $1,025,000.

As of June 30, 1997, approximately $3,657,000 (approximately 76%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $3,166,000 (approximately 72%) as of June 30, 1996, an increase of 4%. Such payors generally require substantial documentation in order to process claims. The increased percentage is due to an increase in total assets as a result of the Company's public stock offering in December 1996, off-set by the $491,000 increase in receivables from clients reimbursed by third party payors.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the first half of 1997, the Company's DSO was 114, compared to 106 days for the first half of 1996, an increase of 7.6%.

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

The Company presently has a credit facility with Safra National Bank of New York (formerly UMB Bank and Trust Company) in the amount of $3,500,000 which is secured by substantially all of the Company's assets. Repayment of outstanding amounts under such facility is guaranteed by all of the Company's directors. This credit facility provides for interest at the prime rate published in the Wall Street Journal, plus .75%, payable monthly. At June 30, 1997, there was no outstanding balance due under this credit line.

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

August 14, 1997

                                     NEW YORK HEALTH CARE, INC.

                                     By: /s/ GILBERT BARNETT
                                        ---------------------------------------
                                         Gilbert Barnett
                                         Chief Accounting and Financial Officer