Form 10QSB
period 1997-09-30
NEW YORK HEALTH CARE INC
filed 1997-11-14
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 1997

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

                                     PART I

Item 1. FINANCIAL STATEMENTS.

                           NEW YORK HEALTH CARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997

                                   A S S E T S
                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                          $  138,567
   Accounts receivable,
     net of allowance for uncollectible amounts of $143,770            4,184,760
   Unbilled services                                                     201,477
   Prepaid expenses                                                       93,236
   Deferred income taxes                                                  19,500
                                                                      ----------
         Total current assets                                          4,637,540
Property and equipment, net                                              237,257
Acquisition costs, net                                                   101,664
Deposits and other assets                                                 26,932
                                                                      ----------
         Total assets                                                 $5,003,393
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                    $  358,501
   Accounts payable and accrued expenses                                 245,177
   Corporate tax accrual                                                  84,855
   Current maturities of long term debt                                    3,309
                                                                      ----------
         Total current liabilities                                       691,842
                                                                      ----------
Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000 shares authorized;
     no shares issued or outstanding
   Common stock, $.01 par value, 12,500,000 shares authorized;
     3,750,000 shares issued and outstanding                              37,500
   Additional paid-in capital                                          4,064,807
   Retained earnings                                                     209,244
                                                                      ----------
         Total shareholders' equity                                    4,311,551
                                                                      ----------
         Total liabilities and shareholders' equity                   $5,003,393
                                                                      ==========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For The Three Months          For the Nine Months
                                                  Ended September 30,          Ended September 30,
                                              --------------------------    --------------------------
                                                  1996           1997           1996           1997
                                                  ----           ----           ----           ----
Net patient service revenue                    $2,852,189     $3,450,423     $8,999,482     $9,760,498
                                              -----------    -----------    -----------    -----------
Expenses:
   Professional care of patients                1,982,412      2,463,792      6,167,154      6,867,931
   General and administrative                     646,924        810,670      1,957,292      2,455,376
   Bad debts expens                                14,300         25,000         69,764         45,000
   Depreciation                                     6,886         13,424         20,658         36,876
                                              -----------    -----------    -----------    -----------
         Total operating expenses               2,650,522      3,312,886      8,214,868      9,405,183
                                              -----------    -----------    -----------    -----------

Income from operations                            201,667        137,537        784,614        355,315
                                              -----------    -----------    -----------    -----------

Nonoperating income (expenses):
   Interest income                                  1,505                         7,479         12,218
   Other income                                     3,750          9,185         11,250         12,748
   Loss on accounts receivable                   (217,070)                     (217,070)
   Interest expense                               (42,475)                     (106,681)       (12,995)
   Acquisition costs                                             (17,163)                      (17,163)
                                              -----------    -----------    -----------    -----------
         Nonoperating income
            (expenses), net                      (254,290)        (7,978)      (305,022)        (5,192)
                                              -----------    -----------    -----------    -----------
Income (loss) before provision
   for income taxes                               (52,623)       129,559        479,592        350,123
                                              -----------    -----------    -----------    -----------
Provision (credit) for income taxes:
   Current                                         76,700         89,700        132,700        197,700
   Deferred                                        44,000         10,500        (78,000)       (19,500
                                              -----------    -----------    -----------    -----------
                                                   32,700         79,200         54,700        178,200
                                              -----------    -----------    -----------    -----------
Net income (loss)                             $   (85,323)   $    50,359    $   424,892    $   171,923
                                              ===========    ===========    ===========    ===========
Pro forma (unaudited):
    Historical income (loss) before
       provision for income taxes             $   (52,623)                  $   479,592
    Pro forma provision for income taxes          (24,000)                      206,000
                                              -----------                   -----------
    Pro forma net income (loss)               $   (28,623)                  $   273,592
                                              ===========                   ===========
    Net income (loss) per common share and
      common share equivalents (pro forma
      for periods ended September 30, 1996)   $      (.01)   $       .01    $       .08    $       .05
                                              ===========    ===========    ===========    ===========
    Weighted average number of common
       shares and common share equivalents      3,436,215      3,773,437      3,436,215      3,773,437
                                              ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements

                           NEW YORK HEALTH CARE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  For The Nine Months Ended September 30, 1997

                                   (Unaudited)


                                                 Common Stock          Additional
                                           ------------------------      Paid-In       Retained
                                             Shares       Amount         Capital       Earnings       Total
                                             ------       ------         -------       --------       -----
Balance at December 31, 1996               3,750,000    $    37,500   $ 4,076,783    $    37,321   $ 4,151,604

Net income                                                                               171,923       171,923

Additional costs of initial public
  offering of common shares                                               (11,976)                     (11,976)
                                           ---------    -----------   -----------    -----------   -----------
Balance at September 30, 1997              3,750,000    $    37,500   $ 4,064,807    $   209,244   $ 4,311,551
                                           =========    ===========   ===========    ===========   ===========

                 See accompanying notes to financial statements.

                           NEW YORK HEALTH CARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Nine Months Ended
                                                                                September 30,
                                                                        --------------------------
                                                                            1996           1997
                                                                            ----           ----
Cash flows from operating activities:
   Net income                                                           $   424,892    $   171,923
   Adjustments to reconcile net income to net cash
    (used in) operating
     activities:
       Depreciation  and  amortization                                       31,104         46,720
       Bad debts  expense                                                    78,834         45,000
       Deferred tax (credit)                                                (78,000)       (19,500)
       Loss on sale of accounts receivable                                  217,070
         Changes in operating assets and liabilities:
         Increase in accounts receivable and unbilled services           (1,503,094)    (1,333,416)
         Decrease in due from shareholders                                  145,000
         (Increase) decrease in prepaid expenses                            (68,171)        88,801
         Increase in deposits and other assets                                  (65)        (1,243)
         Increase in accrued payroll                                          2,393        103,598
         (Decrease) increase in accounts payable and accrued expenses       (16,328)        97,958
         Increase in due to affiliates                                       32,657
         Increase (decrease) in income taxes payable                        102,963        (72,715)
                                                                        -----------    -----------
              Net cash used in operating activities                        (630,745)      (872,874)
                                                                        -----------    -----------
Cash flows from  investing  activities:
  Acquisition  of fixed  assets                                             (16,603)       (65,884)
  Proceeds from sale of accounts  receivable                              3,150,000
  Cost incurred for future  acquisitions                                                   (95,280)
  Increase in note receivable - shareholder                                 125,000
                                                                        -----------    -----------
              Net cash provided by (used in) investing activities         3,258,397       (161,164)
                                                                        -----------    -----------

Cash flows from financing activities:
  Net borrowings under note payable                                         775,000
  Increase in deferred registration costs                                  (190,274)
  Repayment of long-term debt                                                (5,383)        (3,869)
  Net  charges from  issuance  of  common  stock                                           (11,976)
  Distributions                                                          (3,225,431)
                                                                        -----------    -----------
              Net cash used in financing activities                      (2,646,088)       (15,845)
                                                                        -----------    -----------
Net (decrease) in cash and cash equivalents                                 (18,436)    (1,049,883)

Cash and cash equivalents at beginning of period                            177,688      1,188,450
                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $   159,252    $   138,567
                                                                        ===========    ===========
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest                                                            $   112,654    $    12,995
                                                                        ===========    ===========
    Income taxes                                                        $    12,262    $   228,457
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Net income per common share and common share equivalents for the three months and nine months periods ended September 30, 1997 is based on the weighted average number of shares and common share equivalents outstanding during the periods.

Pro forma net income (loss) per common share and common share equivalents for the three months and nine months periods ended September 30, 1996 is based upon the weighted average number of shares and common share equivalents outstanding during the periods. The weighted average shares outstanding for the periods was increased by the number of shares (912,778) whose proceeds would be necessary to pay the S-Corporation distribution paid and declared ($3,265,414) during the twelve month period ended September 30, 1996.

Management   Discussion  &  Analysis  of  Financial  Condition  and  Results  of
Operations

Nine Months Ended September 30, 1997 compared with the Nine Months Ended September 30, 1996.

Revenues for the nine months ended September 30, 1997 increased 8.5% to approximately $9,760,000 from approximately $8,999,000 for the nine months ended September 30, 1996. The increase resulted primarily from new and additional business.

Cost of professional care of patients for the nine months ended September 30, 1997 increased 11.4% to approximately $6,868,000 from approximately $6,167,000 for the nine months ended September 30, 1996. The increase resulted primarily from the hiring of additional home health care personnel to service the increased additional and new business and an increase in the amount of professional nursing services provided. The cost of professional care of patients as a percentage of revenues increased 1.8% to approximately 70.3% for the nine months ended September 30, 1997 from approximately 68.5% for nine months ended September 30, 1996.

Selling, general and administrative expenses for the nine months ended September 30, 1997 increased 25.4% to approximately $2,455,000 from approximately $1,957,000 nine months ended September 30, 1996. The increase resulted primarily from the hiring of additional office staff to support the growth in the Company's business, in addition to staff hired in preparation for new acquisitions and in connection with the successful completion of a public stock offering in December 1996.

Interest expense, net of interest income, for the nine months ended September 30, 1997 decreased 99.2% to approximately $800 as compared to approximately $99,000 for the nine months ended September 30, 1996, primarily as a result of the repayment of the bank credit line during the fourth quarter of 1996 and the purchase of Treasury Bills from the proceeds of the public stock offering. This decrease is deemed to be temporary and is not indicative of any trend.

The  provision  for  Federal,  State and Local taxes for the nine  months  ended
September 30, 1997 decreased to approximately $178,200 from approximately $206,000 for the nine months ended September 30, 1996 (calculated on a pro-forma basis in 1996 - see Note 2 to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996). This decrease is primarily a result of lower income before provision for income taxes , as offset by an adjustment to the prior years estimate of income taxes payable.

In view of the  foregoing,  net income for the nine months ended  September  30,
1997
decreased 37.2% to approximately $172,000 as compared to approximately $274,000, as calculated on a proforma basis, for the nine months ended September 30, 1997.

Liquidity and Capital Resources

For the nine months ended September 30, 1997, net cash used in operations was $873,000 as compared to $631,000 during the nine months ended September 30, 1996, an increase of $242,000 or 38%. The $873,000 used in the nine months ended September 30, 1997 was principally due to the approximately $1,333,000 increase in accounts receivable and unbilled services, offset by approximately $172,000 in net income. In the nine months ended September 30, 1996, the $631,000 used was principally due to the approximately $1,503,000 increase in accounts receivable and unbilled services, offset by approximately $425,000 in net income. Net cash used in financing activities for the nine months ended September 30, 1997 totaled $16,000 compared to the $2,646,000 used in the nine months ended September 30, 1996, a decrease of 99.4%, primarily the result of payments in 1996 of S Corporation distributions to the Company's shareholders in the amount of $3,225,000.

As of September 30, 1997, approximately $4,185,000 (approximately 84%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $2,050,000 (approximately 72%) as of September 30, 1996, an increase of 12%. Such payors generally require substantial documentation in order to process claims. The increased percentage is due to the increase in receivables from clients reimbursed by third party payors.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the first nine months ended September 30, 1997, the Company's DSO was 116, compared to 62 days for the first nine months ended September 30, 1997 . The increase of 54 days in DSO is principally the result of the Company having received the purchase price of $3,150,000 pursuant to the Receivable Sales Agreement during the nine months ended September 30, 1996 and is therefore not indicative of any trend.

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

November 14, 1997

                                     NEW YORK HEALTH CARE, INC.

                                     By: /s/ JACK MAGARETEN
                                        ---------------------------------------
                                         Jack Magareten
                                         Chief Financial and Accounting Officer