Form 10KSB
period 1997-12-31
NEW YORK HEALTH CARE INC
filed 1998-04-09
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended:  December 31, 1997

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

State issuer's revenues for its most recent fiscal year.  $13,231,066

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty
(60) days. $ 2,977,843 (as of 3/16/98).

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

                           FORWARD LOOKING STATEMENTS

     Information provided by the Company in this annual report contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" contains information concerning the ability of the Company to service its obligations and other financial commitments as they come due and "Company Strategy" contains information regarding management's belief concerning the growth opportunities available to the Company. The aforementioned forward looking statements, as well as other forward looking statements made in this annual report are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

     The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

          (a) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the form of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

          (b) The Company derives substantial portions of its revenues from third-party payors including, both directly and indirectly, government reimbursement programs such as Medicare and Medicaid and some portions of its revenues from non-governmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both government and non-government payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and non-governmental payor programs will be sufficient to cover the costs allocable to eligible patients. The Company cannot predict whether or what proposals or cost-containment measures will be adopted or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the Company.

          (c) The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the delicensing of facilities owned, leased or operated by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs could have a material adverse effect upon the operations of the Company.

          (d) There can be no assurance that the Company will be able to continue its substantial historical growth or be able to fully implement its business strategies or that management will be able to successfully integrate the operations of its various acquisitions.


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

     As a result of recent acquisitions, described elsewhere in this annual report, the Company also operates in West Orange, Budd Lake, Jersey City, Shrewsbury, Toms River, East Orange and Hackensack, New Jersey, where it recently acquired branch offices whose operations are being integrated with the Company's existing branch office structure.

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

     On December 8, 1997, a newly-formed wholly-owned subsidiary of the Company, named "NYHC Newco Paxxon, Inc.", a New York corporation ("NYHC Newco"), purchased from Metro Healthcare Services, Inc., a New Jersey corporation ("Metro"), the home care business assets (other than accounts receivable) which Metro operated in West Orange, Budd Lake and Jersey City, New Jersey for a purchase price consisting of $580,000 paid at closing and a promissory note in the principal sum of $200,000 payable in eight equal quarterly installments commencing March 5, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on December 8, 1997, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed leasehold obligations for the three offices located in West Orange (expiring October 31, 2000), Budd Lake (expiring November 30, 2001) and Jersey City, New Jersey (expiring June 30,
1998) in the aggregate sum of $5,638.67 per month, together with various equipment leases for items of business equipment.

     On February 8, 1998, NYHC Newco purchased from Metro the home care business assets (other than accounts receivable) which Metro operated in Edison, Shrewsbury and Toms River, New Jersey for a purchase price consisting of $500,000 paid at closing and a promissory note in the principal sum of $580,000 payable in twelve equal quarterly installments commencing May 5, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on February 8, 1998, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed a leasehold obligation for the one office located in Toms River, New Jersey (expiring May 1, 1998) in the aggregate sum of $2,400 per month, together with various equipment leases for items of business equipment. It also entered into two leases for additional office space; one in Shrewsbury, New Jersey (expiring February 28, 2001) at a rent of $700 per month and the other in Edison, New Jersey (expiring May 31, 1999) at a rent of $1,140 per month.

     On March 26, 1998, NYHC Newco purchased from Heart to Heart Healthcare Services, Inc., a New Jersey corporation ("Heart to Heart") the home care business assets (other than accounts receivable) which Heart to Heart operated in East Orange and Hackensack, New Jersey for a purchase price consisting of a promissory note in the principal sum of $1,150,000 payable in 24 equal quarterly installments commencing June 26, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on March 26, 1998, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed leasehold obligations for the two offices located in East Orange (expiring August 31, 2002) and Hackensack, New Jersey (expiring May 31, 1998) in the aggregate sum of $1,815 per month, together with various equipment leases for items of business equipment.

     As noted in the Company's December 20, 1996 prospectus and in Item 12. - Certain Relationship and Related Transactions, certain of its directors are the sole stockholders of Heart to Heart. The Company therefore obtained an independent opinion that the terms and conditions of the acquisition are, under all circumstances, fair to the Company.

     The Company is accounting for each of these acquisitions as a "purchase" in accordance with Generally Accepted Accounting Principles.

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

Home Health Care Services

     The Company's home health care services are provided principally by its paraprofessional staff, who provide personal care to patients and, to a lesser extent, by its skilled nursing staff, who provide various therapies employing medical supplies and equipment and, to a lesser extent, infusion therapy. Personal care and nursing services for a particular patient can extend from a few visits to years of service and can involve intermittent or continuous care. Approximately 95% of the Company's total net revenues in 1997 were attributable to services by its paraprofessional staff.

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

     Competition for qualified staff has been intense in recent years. The Company competes to attract and retain personnel on the basis of compensation and working conditions. Among the benefits which the Company provides to its staff are competitive salaries, a 401(k) Plan and employee-funded health insurance. The Company has generally not experienced difficulties in the past in attracting and retaining personnel. It believes it will be able to compete effectively in this area and satisfy its overall staffing requirements. However, there can be no assurance that shortages of health care professionals in the future will not occur and such shortages could materially effect the Company's ability to maintain or increase its current commitments.

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

     While the provision of licensed professional nursing services accounted for less than 5% of the Company's net revenues in 1997, the Company intends to expand its maternal/child care and infusion therapy operations in its existing markets as well as new Geographic locations. See "Company Strategy."

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

   Acquisitions

     A major element of the Company's strategy is to acquire home health care and related companies in order to diversify in additional geographic markets and to increase market share in the Company's current markets and add patients and referral sources to existing branch offices without adding substantial overhead cost. The Company is interested in home health care agencies (which are expected to cost between $500,000 and $ 1,000,000 each), infusion therapy companies (which are expected to cost between $750,000 and $1,500,000 each) and durable medical equipment businesses (which are expected to cost between $400,000 and $800,000 each) in the states of New York, New Jersey, Pennsylvania, Connecticut, North Carolina, Georgia and Florida. However, there can be no assurance that any such acquisition which may be consistent with the Company's strategy will be available or, if available, that it will be at a price which the Company deems to be favorable.

     On December 8, 1997, a newly-formed wholly-owned subsidiary of the Company, named "NYHC Newco Paxxon, Inc.", a New York corporation ("NYHC Newco"), purchased from Metro Healthcare Services, Inc., a New Jersey corporation ("Metro"), the home care business assets (other than accounts receivable) which Metro operated in West Orange, Budd Lake and Jersey City, New Jersey for a purchase price consisting of $580,000 paid at closing and a promissory note in the principal sum of $200,000 payable in eight equal quarterly installments commencing March 5, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on December 8, 1997, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed leasehold obligations for the three offices located in West Orange (expiring October 31, 2000), Budd Lake (expiring November 30, 2001) and Jersey City, New Jersey (expiring June 30,
1998) in the aggregate sum of $5,638.67 per month, together with various equipment leases for items of business equipment.

     On February 8, 1998, NYHC Newco purchased from Metro the home care business assets (other than accounts receivable) which Metro operated in Edison, Shrewsbury and Toms River, New Jersey for a purchase price consisting of $500,000 paid at closing and a promissory note in the principal sum of $580,000 payable in twelve equal quarterly installments commencing May 5, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on February 8, 1998, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed a leasehold obligation for the one office located in Toms River, New Jersey (expiring May 1, 1998) in the aggregate sum of $2,400 per month, together with various equipment leases for items of business equipment. It also entered into two leases for additional office space; one in Shrewsbury, New Jersey (expiring February 28, 2001) at a rent of $700 per month and the other in Edison, New Jersey (expiring May 31, 1999) at a rent of $1,140 per month.

     On March 26, 1998, NYHC Newco purchased from Heart to Heart Healthcare Services, Inc., a New Jersey corporation ("Heart to Heart") the home care business assets (other than accounts receivable) which Heart to Heart operated in East Orange and Hackensack, New Jersey for a purchase price consisting of a promissory note in the principal sum of $1,150,000 payable in 24 equal quarterly installments commencing June 26, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on March 26, 1998, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed leasehold obligations for the two offices located in East Orange (expiring August 31, 2002) and Hackensack, New Jersey (expiring May 31, 1998) in the aggregate sum of $1,815 per month, together with various equipment leases for items of business equipment.

     As noted in the Company's December 20, 1996 prospectus and in Item 12. - Certain Relationship and Related Transactions, certain of its directors are the sole stockholders of Heart to Heart. The Company therefore obtained an independent opinion that the terms and conditions of the acquisition are, under all circumstances, fair to the Company.

     The Company is accounting for each of these acquisitions as a "purchase" in accordance with Generally Accepted Accounting Principles.

   Branch Offices

     The home health care industry is, fundamentally, a local one in which both the patients and the referral sources (such as hospitals, home health agencies, social service agencies and physicians) are located in the local geographic area in which the services are provided. The Company seeks to serve local market needs through its branch office network, run by branch managers who are responsible for all aspects of local office decision-making, including recruiting, training, staffing, and marketing. In December 1997, the Company acquired three branch offices in West Orange, Budd Lake and Jersey City, New Jersey. In February 1998, the Company acquired an additional three branch offices in Edison, Shrewsbury and Toms River, New Jersey. In March 1998, the Company acquired another two branch offices in East Orange and Hackensack, New Jersey. See Item 1(a) - General Development of Business; Item 2 - Description of Properties; Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; and Item 12 - Certain Relationships and Related Transactions. The Company intends to open additional branch offices, using a portion of the net proceeds of its recently completed public offering in the Counties of Suffolk,

Putnam, Ulster and Dutchess, in New York State, subject to entering agreements with the local New York Department of Social Services agencies. In addition, the Company hopes to expand further into New Jersey, Pennsylvania and Connecticut in order to offer a wider geographic coverage to the health maintenance organizations ("HMO's") and health care insurance organizations with which it deals, and to add additional organizations. This further expansion is subject to the completion of market surveys in the various locations to ascertain the extent to which existing home care medical needs are not being met as well as competition and recruitment issues.

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

Organization and Operations

     The Company operates 24 hours a day, seven days a week, to receive referrals and coordinate services with physicians, case managers, patients and their families. The Company provides services through its 13 principal and branch offices and three recruitment and training, offices. The Company seeks to achieve economies of scale by having each branch office serve a large patient population. Each office conducts its own marketing efforts, negotiates contracts with referral sources, recruits and trains professionals and paraprofessionals and coordinates patient care and care givers. Each office is typically staffed with a branch manager, director of nursing, home care coordinators, clerical staff and nursing services staff.

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

   Referral Sources

     The Company obtains patients primarily through referrals from hospitals, community-based health care institutions and social service agencies. Referrals from these sources accounted for substantially all of the Company's net revenues in 1997. The Company generally conducts business with most of its institutional referral sources, including those referred to below, under one-year contracts which fix the rates and terms of all future referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to the Company and the Company bills the referral sources for services provided to patients. These contracts also generally designate the kinds of services to be provided by the Company's employees, liability insurance requirements, billing and recordkeeping responsibilities, complaint procedures, compliance with applicable laws, and rates for employee hours or days depending on the services to be provided. A total of 79 such contracts were in effect as of December 31, 1997.

     One or more referring institutions have accounted for more than 5% of the Company's net revenues during the Company's last two fiscal years, as set forth in the following table:

                                                 Percentage of Net Revenues
   Referring Institution                            1997            1996
   ---------------------                         -----------      ---------

   County Departments of Social Services(l)         23.7%           24.1%
   Beth Abraham Health Services                     10.0%            9.6%
   Revival Home Health Care                          3.0%            5.5%
   Kingsbridge Medical Center                        6.4%            5.3%
   Mt. Sinai Medical Center                          4.0%            5.8%
   Center for Nursing and Rehabilitation             5.0%            4.7%

----------
(1) The various county departments of social services are funded by the New York State Department of Health which, as of October 1, 1996, assumed the responsibility for the overall administration of Medicaid programs in New York formerly administered by the New York Department of Social Services.

     Overall, the Company's ten largest referring institutions accounted for approximately 68% of net revenues for 1997 and 69% of net revenues for 1996.

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

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the years ended December 31, 1997 and 1996, the Company's DSOs were 122 days and 87 days, respectively, an increase of 40.2%. This increase is due, principally, to the sale of $3.5 million of receivables an the subsequent growth back to normal levels, and is, therefore, not indicative of any trend.

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

     In the opinion of management, there is no reason to believe that any computer system or software used internally by the Company will materially affect transactions with any customer, supplier or business partner, now or in the future. The Company cannot predict the impact that year 2000 failure of any computer system operated by the Company's suppliers and customers will have on the Company's operations.

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

   Reimbursement

     The Company is reimbursed for its services, primarily by referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State Medicaid programs constitute the Company's largest reimbursement source, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of the Company's referring institutions. For 1996 and 1997, payments from referring institutions which receive direct payments from Medicare and New York State Medicaid, together with direct reimbursement to the Company from New York State Medicaid, accounted for approximately 91% and 94%, respectively, of net revenues. For the same periods, a significant number of referring institutions with home health care programs accounted for approximately 76% and 69%, respectively, of net revenues for 1996 and 1997. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 9% and 6% of net revenues for the calendar years 1996 and 1997, respectively.

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

Quality Assurance

     The Company has established a quality assurance program to ensure that its service standards are implemented and that the objectives of those standards are met. The Company believes that it has developed and implemented service standards that comply with or exceed the service standards required by JCAHO. The Company received "Accreditation" from JCAHO after its triannual survey in November 1997. In February 1996, the Company was selected by the University of Colorado Health Sciences Center as one of only 22 home health care agencies participating in a two to three year study known as the New York State
Outcome-Based Quality Improvement in Home Care Demonstration project being funded by the New York State Department of Health, by reason of the Company's commitment to both quality assurance and improvement. The Company believes that its reputation for quality patient care has been and will continue to be a significant factor in its success. An adverse determination by JCAHO regarding the Company on any branch office could adversely affect the Company's reputation and competitive position.

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

Government Regulation

     The federal government and the States of New York and New Jersey, where the Company currently operates, regulates various aspects of the Company's business. Changes in the law or new interpretations of existing laws can have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payers.

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

Employees

     At March 31, 1998, the Company had 1200 employees, of whom 79 are salaried, including 3 executive officers, 1 regional manager, 1 assistant regional manager, 10 branch managers, 12 directors of nursing, 1 director of high tech/infusion, 1 director of patient services, 1 assistant director of patient services, 1 director of business development, 8 accounting/clerical staff and 40 field staff supervisors. The remaining 1121 employees are paid on an hourly basis and consist of professional and paraprofessional employees. None of the Company's employees are compensated on an independent contractor basis. The Company believes that its employee relations are good. None of the Company's employees is represented by a labor union.

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

     The table below sets forth certain information with respect to each of the Company's existing branch and recruitment office locations, all of which are leased from non-affiliated lessors.

                                                               Lease Terms
                                           Approximate   ----------------------
                                Opening    Square         Expiration   Annual
         Location               Date       Footage        Date         Rental(l)
         --------               ----       -------        ----         ---------

Kings County (2)
Branch Office
1667 Flatbush Avenue
Brooklyn, NY 11210              11/95      2,000          10/31/00     $37,800

Nassau County
Branch Office
175 Fulton Avenue
Hempstead, NY 11550              9/93      1,600          10/31/98     $20,187

Westchester County
Branch Office
6 Gramatan Avenue
Mt. Vernon, NY 10550            12/96      2,000          12/31/01     $25,200

Rockland County
Branch Office
49 South Main Street
Spring Valley, NY 10977         10/94      1,500           9/30/98     $16,200

Orange County
Branch Office
45 Grand Street
Newburgh, NY 11250               9/92      1,500           8/31/98     $12,000

Queens Recruitment
   Office
91-31 Queens Blvd.
Elmhurst, NY 11373              10/95        500          10/31/00     $11,400

Staten Island
Recruitment Office
37 New Dorp Plaza
Staten Island, NY 10306          6/97        500           5/31/98     $ 9,300

West Orange Branch Office
111 Northfield Avenue
Suite 310
West Orange, NJ 07052           12/97      1,500          12/31/99     $28,424

Jersey City Branch Office
955 Westside Avenue
Jersey City, NJ 07306           12/97      1,000           6/30/98     $19,200

Budd Lake Branch Office
389 Route 46
Budd Lake, NJ 07828             12/97      1,700          11/30/01     $19,200

Shrewsbury Branch Office
167 Avenue at the Commons,
Suite 11B
Shrewsbury, NJ 07702             2/98        700           2/28/01     $ 8,400

Toms River Branch Office
617 Highway 37 West
Toms River, NJ 08753             2/98      2,400           5/01/98     $28,800

Edison Branch Office
85 Route 27
Edison, NJ 08820                 2/98      1,500           5/31/99     $13,680

East Orange Branch Office
60 Evergreen Place
East Orange, NJ 07018            3/98      1,500           8/31/02     $ 1,500

Hackensack Recruitment Office
144 Main Street
Suite 212
Hackensack, NJ 07601             3/98        300           5/31/98     $   315

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

Item 3. LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or financial position.

     To the best of the Company's knowledge, there are no material legal proceedings pending or threatened against the Company or its properties.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997 through the solicitation of proxies or otherwise.

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

                            High          Low
                            ----          ---
Fiscal 1997
-----------
First  Quarter              4-5/8         3-3/8
Second Quarter              4-1/8         2-5/8
Third  Quarter              4-7/8         2-3/4
Fourth Quarter              3-1/4         1-1/8

Fiscal 1998
-----------
First  Quarter              3-1/2         1-1/2


     At March 31, 1998 the Company had 18 holders of record and more than 820 beneficial holders of its shares of Common Stock.

     On March 31, 1998, the last sale price of the shares of Common Stock as reported by NASDAQ was $1.50 per share.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Fiscal Year Ended December 31, 1997 Compared
         With Fiscal Year Ended December 31, 1996

         Revenues for the year ended December 31, 1997 ("1997") increased 11.0% to $13,231,000 from $11,920,000 for the year ended December 31, 1996 ("1996").
The increased revenues are attributable to new contracts, increased hours of service provided to existing contracts and the purchase of three offices in New Jersey which accounted for approximately $130,000 in revenue in December, 1997.

         Cost of professional care of patients for 1997 increased 13.2% to $9,248,000 from $8,173,000 in 1996. The increase is attributable to the increased hours of services provided. The cost of professional care of patients as a percentage of revenue remained stable at 70% and 69% for 1997 and 1996, respectively.

         Selling, general and administrative expenses increased 27.3% to $3,586,000 in 1997 from $2,818,000 in 1996. The increase in selling, general and administrative expenses resulted primarily from increased management, recruitment and staffing expenses to manage the supervision of the care of patients requiring extended nursing and technical support, the hiring of additional office staff to support anticipated growth in the Company's business (including a Director of Business Development and a Director of Patient Services toward the end of 1996 and a Regional Manager in 1997) and approximately $200,000 in increased professional fees. These fees are the result additional reporting requirements associated with being a public company and costs associated with potential acquisitions.

         Interest expense, net of interest income decreased $178,000 resulting in net interest income of $24,000 compared to a net expense of $154,000 for 1996. This is primarily a result of the temporary paydown of the working capital line of credit with proceeds from the public offering that occurred in December, 1996.

         The current provision for taxes increased to $232,000 from $168,000 in 1996, as a result of the termination of the Company's Subchapter S tax basis on December 17, 1996 and the accrual of Federal and New York State taxes on income for the entire year as compared to the period from December 18, 1996 through December 31, 1996. The deferred tax credit decreased to $45,000 from $184,000 in 1996. The unusually large credit in 1996 was the result of the change in tax status that occurred on December 17, 1996.

         In view of the foregoing, net income for 1997 decreased 67.7% to $184,000, compared to $571,000 in 1996.

Liquidity and Capital Resources

         For 1997, net cash used in operations was $1,413,000 as compared to the $1,430,000 in 1996, a decrease of 1.2%. The cash for operations in 1997 and 1996 was primarily the result of the $3.5 million sale of receivables in 1996 and therefore not indicative of any trend. Net cash provided by financing activities for 1997 increased to $1,132,000, as compared to $691,000 used in 1996. The borrowings from the line of credit were primarily the result of the sale of receivables in 1996 and the need to fund operations as the receivables grew to their normal levels, as well as approximately $650,000 in costs associated with a December 8, 1997 aquisition. The cash used in 1996 was primarily the result of the payment of S Corporation distributions to the Company's stockholders which aggregated $3,225,000 during that year; repayment of bank notes payable during 1996 of $1,225,000 offset by the approximately $3,766,000 proceeds received from issuance of Common Stock in December 1996.

         As of December 31, 1997, approximately $4,748,000 (approximately 74%) of the Company's total assets consisted of accounts receivable derived from payments made to contractors by third-party payors, compared to $2,979,000 (approximately 63%) as of December 31, 1996, an increase of 60%. Such payors generally require substantial documentation in order to process claims.

         Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the years ended December 31, 1997 and 1996, the Company's DSOs were 122 days and 87 days, respectively, an increase of 40.2%. This increase is due principally to the sale of $3.5 million of receivables and the subsequent growth back to normal levels and is therefore not indicative of any trend.

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

                           NEW YORK HEALTH CARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


NEW YORK HEALTH CARE, INC.:

    Independent Auditors' Report                                          26

    Consolidated Balance Sheet at December 31, 1997                       27

    Consolidated Statements of Income for the Years Ended
      December 31, 1996 and 1997                                          28

    Consolidated Statements of Shareholders' Equity for the
      Years Ended, 1996 and 1997                                          29

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1996 and 1997                                          30

    Notes to Consolidated Financial Statements                           31-44

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New York Health Care, Inc.

We have audited the accompanying consolidated balance sheet of New York Health Care, Inc. and Subsidiary (the "Corporation") as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Health Care, Inc. and Subsidiary as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.

                                              M.R. Weiser & Co. LLP
                                              Certified Public Accountants


New York,  NY
March 23, 1998, except for the
second  paragraph  of Note 16 for
which the date is March 26, 1998

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                                   A S S E T S

Current assets:
   Cash                                                               $  171,859
   Accounts receivable, net of allowance for
     uncollectible accounts of $149,770                                4,439,772
   Unbilled services                                                     356,228
   Prepaid expenses                                                      124,994
   Deferred tax asset                                                     45,000
                                                                      ----------
         Total current assets                                          5,137,853

Accounts receivable, due after one year                                  180,604
Property and equipment, net                                              254,604
Goodwill                                                                 824,728
Acquisition costs, net                                                    19,406
Deposits                                                                  26,799
                                                                      ----------
         Total assets                                                 $6,443,994
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                    $  357,474
   Note payable - bank                                                 1,150,000
   Current maturities of long term debt                                  101,465
   Accounts payable and accrued expenses                                 308,531
   Income taxes payable                                                  103,033
                                                                      ----------
         Total current liabilities                                     2,020,503
                                                                      ----------
Long-term debt, less current maturities                                  100,000
                                                                      ----------

Commitments, contingencies and other comments

Shareholders' equity :
   Preferred stock $.01 par value, 2,000,000 shares
     authorized; no shares issued or outstanding
   Common stock, $.01 par value, 12,500,000 shares authorized
     3,750,000 shares issued and outstanding                              37,500
   Additional paid-in capital                                          4,064,807
   Retained earnings                                                     221,184
                                                                      ----------

         Total shareholders' equity                                    4,323,491
                                                                      ----------
         Total liabilities and shareholders' equity                   $6,443,994
                                                                      ==========

           See accompanying notes to consolidated financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                        1996           1997
                                                   ------------    ------------
Net patient service revenue                        $ 11,920,017    $ 13,231,066
                                                   ------------    ------------
Expenses:
   Professional care of patients                      8,172,859       9,248,446
   General and administrative                         2,661,516       3,534,955
   Bad debts expense                                    155,764          51,000
   Depreciation and amortization                         31,953          75,461
                                                   ------------    ------------
         Total operating expenses                    11,022,092      12,909,862
                                                   ------------    ------------
Income from operations                                  897,925         321,204
                                                   ------------    ------------
Nonoperating income (expenses):
   Interest income                                        9,480          45,190
   Other income                                          15,000          26,391
   Loss on sale of accounts receivable                 (204,137)           --
   Interest expense                                    (163,630)        (21,622)
                                                   ------------    ------------
         Nonoperating income, net                      (343,287)         49,959
                                                   ------------    ------------

Income before provision for income taxes                554,638         371,163
                                                   ------------    ------------

Provision (credit) for income taxes:
   Current                                              168,000         232,300
   Deferred                                            (184,000)        (45,000)
                                                   ------------    ------------
                                                        (16,000)        187,300
                                                   ------------    ------------
Net income                                         $    570,638    $    183,863
                                                   ============    ============

Pro forma (unaudited):
    Historical income before provision for
      income taxes                                 $    554,638
    Pro forma provision for income taxes                238,000
                                                   ------------
    Pro forma net income                           $    316,638
                                                   ============
Basic and diluted earnings per share (pro forma
    for the year ended December 31, 1996)          $        .09    $        .05
                                                   ============    ============
Weighted average shares outstanding                   3,386,032       3,750,000
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               For The Years Ended December 31, 1996 and 1997 (a)


                                       Common Stock            Additional
                                   ---------------------         Paid-In         Retained
                                    Shares       Amount         Capital          Earnings          Total
                                    ------       ------         -------          --------          -----
Balance at January 1, 1996           2,500,000     $25,000     $     5,000      $3,010,694       $3,040,694

Net income                                                                         570,638          570,638

Distributions ($1.29 per share)                                                 (3,225,431)      (3,225,431)

Net proceeds from issuance
    of common shares                 1,250,000      12,500       3,753,203                        3,765,703

Reclassification of S-Corporation
    earnings                                                       318,580        (318,580)
                                     ---------     -------      ----------      ----------       ----------

Balance at December 31, 1996         3,750,000      37,500       4,076,783          37,321        4,151,604

Net income                                                                         183,863          183,863

Additional costs of initial
    public offering of
    common shares                                                  (11,976)                         (11,976)
                                     ---------     -------      ----------      ----------       ----------
Balance at December 31, 1997         3,750,000     $37,500      $4,064,807      $  221,184       $4,323,491
                                     =========     =======      ==========      ==========       ==========

(a) Retroactive effect has been given to the March 26, 1996, October 17, 1996 and December 4, 1996 recapitalizations referred to in Note 12.

          See accompanying notes to consolidated financial statements.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended
                                                                              December 31,
                                                                    ------------------------------
                                                                        1996               1997
                                                                    -----------      -------------
Cash flows from operating activities:
   Net income                                                      $    570,638        $   183,863
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                     45,881             61,532
       Bad debts expense                                                155,764             51,000
       Deferred tax credit                                             (184,000)           (45,000)
       Loss on sale of accounts receivable                              204,137               --
       Changes in operating assets and liabilities:
         Increase in accounts receivable and unbilled services       (2,409,210)        (1,749,179)
         Decrease in due from shareholders                              145,000               --
         (Increase) decrease in prepaid expenses                       (135,170)            57,043
         Increase in deposits                                            (5,870)            (1,110)
         (Decrease) increase in accrued payroll                         (33,120)           102,571
         Increase in accounts receivable due after one year                               (180,604)
         Increase in accounts payable and accrued expenses               88,081            161,312
         Increase (decrease) in income taxes payable                    127,833            (54,537)
                                                                     ----------        -----------
              Net cash used in operating activities                  (1,430,036)        (1,413,109)
                                                                     ----------        -----------
Cash flows from investing activities:
   Acquisition of fixed assets                                         (143,170)          (108,488)
   Proceeds from sale of accounts receivable                          3,150,000               --
   Payment for purchase acquisition and associated costs                                  (624,728)
   Costs incurred for future acquisitions                                                   (2,577)
   Decrease in note receivable - shareholder                            125,000
                                                                     ----------        -----------
              Net cash provided by (used in) investing activities     3,131,830           (735,793)
                                                                     ----------        -----------
Cash flows from financing activities:
   Net (repayments) borrowings under notes payable                   (1,225,000)         1,150,000
   Repayment of long-term debt                                           (6,304)            (5,713)
   Additional net proceeds from issuance of common stock              3,765,703               --
   Net charges from issuance of common stock                                               (11,976)
   Distributions                                                     (3,225,431)
                                                                     ----------        -----------
              Net cash (used in) provided by financing activities      (691,032)         1,132,311
                                                                     ----------        -----------

Net increase (decrease) in cash and cash equivalents                  1,010,762         (1,016,591)

Cash and cash equivalents at beginning of year                          177,688          1,188,450
                                                                     ----------        -----------

Cash and cash equivalents at end of year                             $1,188,450        $   171,859
                                                                     ==========        ===========

           See accompanying notes to consolidated financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Consolidation and the Company:

       The accompanying consolidated financial statements include the accounts of New York Health Care, Inc. ("NYHC") and its wholly owned subsidiary which was formed on August 20, 1997, NYHC Newco Paxxon, Inc. D/B/A Helping Hands ("Helping Hands"), (the "Corporation"). All material intercompany transactions and accounts have been eliminated in consolidation.

       The   Corporation    provides   services   of   registered   nurses   and
       paraprofessionals to patients throughout New York and New Jersey.

       On December 8, 1997, Helping Hands purchased the assets of three offices in the State of New Jersey from Metro Health Care Services, Inc. The acquisition was accounted for as a purchase and, accordingly, the assets acquired have been recorded at their estimated fair values at the date of acquisition. The excess of cost over fair values of the purchased business has been allocated to goodwill and is being amortized over 25 years. Operating results of the business have been included in the consolidated financial statements of the Corporation since the date of acquisition.

       The sum of the purchase price of $780,000 (cash in the amount of $580,000 and a note in the amount of $200,000) plus costs incurred in making the acquisition ($74,728) aggregating $854,728 exceeded the fair value of the net assets of the three offices acquired at the date of acquisition by $824,728; $30,000 of the purchase price was assigned to acquired furnitures and fixtures.

       The following unaudited pro forma summary for 1996 and 1997 combines the results of operations of the Corporation and the three offices acquired as if the acquisition had occurred on January 1, 1996. The unaudited proforma summary is not necessarily indicative either of the results of operations that would have occurred had the purchase been made during the periods presented, or of future results of operations of the combined companies:

                           Unaudited                      1996          1997
      ---------------------------------------------   -----------    -----------
      Proforma revenues                               $13,909,000    $15,571,100
      Proforma net income                                 276,400        180,000
      Proforma basic and diluted earnings per share          $.08           $.05

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Revenue Recognition:

       The Corporation recognizes net patient service revenue on the date services are rendered. In 1997, the Corporation entered into a contract that has payment terms greater than one year. For these services, the Corporation records the accounts receivable at the present value of the face amount of the bill on the date services are rendered. Unbilled services represent amounts due for services rendered which were not billed at the end of each period.

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

                  Machinery and equipment                5 years
                  Furniture and fixtures                 7 years
                  Leasehold improvements                 9 years

       Acquisition Costs:

       On March 17, 1988, the Corporation purchased the customer lists, employee lists and other intangible assets of National Medical Home Care at a cost of $139,273. This cost is being amortized using the straight-line method over a period of ten years. At December 31, 1997, the accumulated amortization was $136,371.

       As referred to above, on December 7, 1997, the Corporation purchased the customer lists, employee lists and other intangible assets of three offices of Metro Healthcare Services, Inc. at a cost of $780,000. The Company also incurred costs of approximately $75,000 related to the acquisition. Except for $30,000 which was allocated to fixed assets, the aggregate of the purchase price and these costs have been allocated to goodwill, which is being amortized using the straight-line method over a period of twenty-five years. See Note 16 for information concerning subsequent purchases.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Long-lived Assets:

       The Corporation's policy is to evaluate long-lived assets, goodwill and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets. The Corporation has not identified any such impairment or losses.

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

       The Corporation uses the asset and liability method to calculate deferred tax assets and liabilities. Deferred taxes are recognized based on the differences between financial reporting and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       As a result of its change in tax status in 1996, the deferred tax liability at the date of termination of S Corporation status (approximately $184,000) was recorded as a credit to the deferred tax provision.

       Cash Equivalents:

       For purposes of the statement of cash flows, the Corporation considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

       Pro Forma Statement of Income Adjustment:

       The 1996 pro forma statement of income information presents the pro forma effects on the historical financial information of the Corporation's termination of its S corporation status on December 17, 1996. The unaudited pro forma adjustment included in the statements of income gives effect to a charge in lieu of income taxes that would have been included in the provision for income taxes had the Corporation been taxed as a C Corporation.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Stock Based Compensation:

       The Corporation applies SFAS 123 "Accounting for Stock Based Compensation" in accounting for its stock based compensation plan. In accordance with SFAS 123, the Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations for expense recognition.

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

       Earnings Per Share:

       As of December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

       Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the stock.

       Pursuant to the rules of the Securities and Exchange Commission, dividends declared in the twelve month period preceding an initial public offering would be deemed to be in contemplation of the offering with the intention of repayment out of offering proceeds to the extent that the dividend exceeded earnings during the previous twelve months. The shares whose proceeds would be necessary to pay the S-Corporation distribution paid during the year ended December 31, 1996 of $3,225,431 has the pro forma effect of increasing the weighted average shares outstanding for 1996 by approximately 882,000 shares. These shares are included in the weighted average number of shares outstanding for both basic and diluted earnings per share.

       New Accounting Pronouncements:

       In 1997, SFAS 130, "Reporting Comprehensive Income" and SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" were issued. These standards which will become effective in 1998 expand or modify disclosures and, accordingly, will have no effect on the Corporation's financial position, results of operations or cash flows.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following at December 31, 1997:

              Machinery and equipment                            $227,973
              Furniture and fixtures                              128,609
              Leasehold improvements                               97,350
                                                                 --------
                                                                  453,932
              Less accumulated depreciation and amortization      199,328
                                                                 --------
                                                                 $254,604
                                                                 ========
3.     NOTE PAYABLE - BANK:

       The Corporation is liable under a line of credit agreement with a bank. Under the agreement, the Corporation may borrow up to $3,500,000. The line of credit is collateralized by the Corporation's accounts receivable and is guaranteed by certain shareholders. At December 31, 1997, $1,150,000 was outstanding. Borrowings under the agreement are due January 30, 1998 and bear interest at 9.25%. On January 26, 1998, the Corporation entered into a new bank agreement and paid off the existing line. Under the new agreement, the Corporation has available a $6,000,000 line of credit.

       Available borrowings are based on a formula of eligible accounts receivable. The line is collateralized by all property and assets of the Corporation. The Corporation has also guaranteed the line of credit.

4.     THIRD-PARTY RATE ADJUSTMENTS AND REVENUE:

       Approximately 24% of net patient service revenue was derived under New York State third-party reimbursement programs during each of the years ended December 31, 1996 and 1997. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Provision for estimated amounts due to/from the Corporation has been made in the financial statements. Differences between estimated revised rates and subsequent revisions will be reflected in the statement of income in the year revisions are calculated.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT:

       Long-term debt consists of the following at December 31, 1997:

       Capital leases collateralized by various machinery
          and equipment are payable through April 1998.            $  1,465
       Note payable (a)                                             200,000
                                                                   --------
                                                                    201,465
       Less current maturities                                      101,465
                                                                   --------
                                                                   $100,000
                                                                   ========

      (a) At December 31, 1997, the Corporation is obligated on a note payable related to the acquisition of offices from Metro Healthcare Services, Inc. referred to in Note 1. The note is payable in 8 quarterly installments of varying amounts through December 1, 1999. Interest is payable at 1% per annum over the prime rate, adjusted quarterly (9.5% at December 31, 1997). The note is subordinated to all obligations due to the Company's banks or other institutional lender.

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

       As of December 31, 1997, the carrying amount of long-term and current accounts receivable was approximately $4,827,000, and the fair value of accounts receivable was estimated to be $4,770,000. The lower fair value reflects a discount of $57,000, computed at an interest rate of 8.5% per annum, for certain receivables that will be collected over an extended period. The carrying amount of accounts payable and accrued payroll approximates fair value due to the short-term maturities of these instruments.

7.     STOCK BASED COMPENSATION:

       The fair value of the options on the date of grant, granted during 1996 (See Note 12), was $.81 per share. Consistent with the methodology of SFAS No. 123, the Corporation's proforma net income and earnings per share would have been reduced to pro forma amounts indicated below:

                                                                        SFAS
                                                      Pro forma        No. 123
                                                     As Reported      Pro forma
                                                     -----------      ---------
           Net income                                 $316,638        $272,893
                                                      ========        ========

           Basic and diluted earnings per share           $.09            $.08
                                                          ====            ====

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           The fair value of the option included in the proforma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent, expected volatility of zero percent, risk-free interest rate of 6.38%, and expected life of 5 years.

8.     INCOME TAXES:

       The components of deferred tax assets as of December 31, 1997 are as follows:

              Deferred tax assets:
                Accounts receivable reserve                        $21,000
                Unamortized discount on accounts receivable         24,000
                                                                   -------
                                                                   $45,000
                                                                   =======

       Differences between book and tax are primarily due to temporary differences resulting from use of direct write-off method for receivables for tax purposes and recording revenue at the face amount on the long-term receivables.

       The historical provision (credit) for income taxes is comprised of the following:

                                               1996                 1997
                                             ---------            --------
              Current:
                Federal                      $  27,000            $164,200
                State                          141,000              68,100
                                             ---------            --------
                                               168,000             232,300
                                             ---------            --------
              Deferred:
                Federal                       (181,000)            (26,000)
                State                           (3,000)            (19,000)
                                             ---------            --------
                                              (184,000)            (45,000)
                                             ---------            --------
                                             $ (16,000)           $187,300
                                             =========            ========

       The statutory Federal income tax rate and the effective rate of the provision for income taxes is reconciled as follows:

                                                          1996
                                                       (Pro forma)        1997
                                                       -----------        ----
          Statutory Federal income tax rate                34%             34%
          State taxes, net of Federal tax benefit           9              16
                                                           --              --

                                                           43%             50%
                                                           ==              ==

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     PERFORMANCE INCENTIVE PLAN AND 401(K) PLAN:

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

       401 (K) Plan:

       NYHC maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. The Corporation currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participants' salary. The Plan also provides for certain discretionary contributions by the Corporation as determined by the Board of Directors. The Corporation's contributions amounted to approximately $43,000 and $42,000 for the years ended December 31, 1996 and 1997, respectively.

10.    COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS:

       Lease Commitments:

       The Corporation leases office space under noncancellable operating leases in New York and New Jersey that expire between December 1998 and November 2002.

       On October 8, 1996, the Corporation entered into an agreement to acquire a lease, for new office space, and a sub-lease from an unaffiliated person for $90,000. The lease is for a term expiring March 31, 2000, and is subject to renewal by the Corporation for an additional five years. The rent is $62,400 per annum, and is subject to annual increases beginning April 1, 1997. The Corporation sub-leases a portion of the space for approximately $36,000 per annum. The sub-lease is subject to the same renewal option and annual increases as the Corporation's lease.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       At December 31, 1997, future minimum lease payments due under operating and capital leases approximate:

                                           Rental Expense
                                             Operating       Rental     Capital
                                               Leases        Income      Leases
                                               ------        ------      ------
           1998                               $218,000       $36,000     $1,415
           1999                                196,000        38,000
           2000                                108,000        19,000
           2001                                 43,000
           2002                                 25,000
                                              --------       -------     ------
           Total minimum future payments      $590,000       $93,000      1,465
                                              ========       =======
           Less amounts representing interest                               200
                                                                         ------

           Present value of net minimum lease
              payments                                                   $1,265
                                                                         ======

       Rental expense charged to operations was approximately $128,000 and $181,000 for the years ended December 31, 1996 and 1997, respectively. Rental income under the sublease agreement in the amounts of $3,400 and $36,000 for the years ended December 31, 1996 and 1997 has been offset against rental expense.

       Employment Agreements:

       In 1996, the Corporation entered into employment agreements with two officers, with terms expiring in 1999. The agreements call for aggregate annual compensation of approximately $315,000 and provide for certain additional benefits.

       Bonus Plan:

       In 1996, the Corporation established a bonus plan pursuant to which 10% of the Corporation's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided upon by the Corporation's Compensation Committee. The Corporation has accrued approximately $65,000 and $41,000 for its contributions to the bonus pool for 1996 and 1997.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Concentrations of Credit Risk:

       Financial instruments which potentially subject the Corporation to concentrations of credit risk consist primarily of temporary cash investments which from time to time exceed the Federal depository insurance coverage and commercial accounts receivable. The Corporation has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents exceeding federally insured limits approximated $101,000 at December 31, 1997. The Corporation does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

       Major Customers:

       One major customer accounted for approximately 9.6% and 10% of net patient service revenue for the year ended December 31, 1996 and 1997, respectively.

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

11.    RELATED PARTY TRANSACTIONS:

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In January 1996, the Corporation entered into a Service Agreement with a company affiliated through common ownership. The Corporation has agreed to provide administrative services relating to payroll, benefits management and data processing to the company through December 31, 1998. The fee for these services approximated $15,000 and $26,000 for the years ended December 31, 1996 and 1997, respectively. In addition, during 1997, the affiliate prepaid $36,000 on account of its 1998 processing fee. As referred to in Note 16, the Corporation, subsequent to December 31, 1997 purchased certain of the intangible assets of this company.

12. SHAREHOLDERS' EQUITY:

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

       On December 27, 1996, the Corporation completed the initial public offering of 1,250,000 shares of its common stock at $4.00 per share. The proceeds received by the Corporation of $3,753,527 are net of costs (including $11,976 paid in 1997) relating to the offering of $1,245,273.

       Preferred Stock:

       On March 26, 1996, the shareholders and Board of Directors approved the authorization of a total of 2,000,000 shares of preferred stock which may be issued in one or more series with rights and preferences to be determined by the Board of Directors.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Options and Warrants:

       On March 26, 1996, the Corporation issued an option to purchase 93,750 shares of common stock to the President of the Corporation at an exercise price of $3.00 per share. The option may be exercised at any time through March 26, 2006. During 1997, there were no options granted or canceled.

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

       Reserves:

       The Corporation has reserved an aggregate of 193,750 shares of common stock for the exercise of the options issued and future options to be issued for service.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    EARNINGS PER SHARE:

       Earnings per share are computed as follows:

                                                        For The Years Ended
                                                            December 31,
                                                        1996            1997
                                                     ---------        ---------

        Basic and diluted earnings per share:
           Earnings:
             Net income applicable to common stock
               (Proforma for 1996)                  $  316,638     $    183,863
                                                    ==========     ============

           Shares:
               Weighted average number of common
                  shares outstanding                 2,504,032        3,750,000
                Additional shares whose proceeds
                   would be necessary to pay the
                    S Corporation dividend             882,000
                                                     ---------        ---------
                Weighted average shares outstanding  3,386,032        3,750,000
                                                     =========        =========
        Basic and diluted earnings per share
          (Proforma for 1996)                             $.09             $.05
                                                          ====             ====

14.    SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                        For The Years Ended
                                                            December 31,
                                                     --------------------------
                                                        1996            1997
                                                     ---------        ---------
       Cash paid during the year for:
         Interest                                     $163,630          $20,567
                                                      ========          =======

         Income taxes                                  $10,430         $268,062
                                                       =======         ========
         Non cash financing activity:
           Issuance  of a  promissory  note  in
           connection  with acquisition referred
           to in Note 1                                                $200,000
                                                                       ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    SALE OF ACCOUNTS RECEIVABLE:

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

16.    SUBSEQUENT EVENTS:

       On February 8, 1998, the Corporation purchased the customer lists and other intangible assets of an additional three offices in the State of New Jersey from Metro Healthcare Services, Inc. for $500,000 cash and a promissory note in the amount of $580,000.

       On March 26, 1998, the Corporation purchased the customer lists and other intangible assets of another entity. The entity is related to the Corporation through common ownership and management. The aggregate purchase price is $1,150,000. This amount was paid through issuance of a promissory note.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None

                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officers and directors of the Company are as follows:

        Name                   Age                        Position
        ----                   ---                        --------

Jerry Braun                    40       President, Chief Executive Officer and
                                          Director

Jacob Rosenberg                40       Vice President, Chief Operating Officer,
                                        Secretary and Director

David Grossman                 30       Chief Financial Officer and Chief
                                        Accounting Officer

Samson Soroka                  41       Director

Hirsch Chitrik                 69       Director

Sid Borenstein                 44       Director

H. Gene Berger                 57       Director

Charles J. Pendola             52       Director

     Jerry Braun has been the President, Chief Executive Officer and Chief Operating Officer of the Company since its inception in 1983.

     Jacob Rosenberg, has been Secretary and a Director since the Company's inception in 1983, and Vice President and Chief Operating Officer since February 1995.

     David Grossman has been the Company's chief financial officer and chief accounting officer since December 1997. From 1991 to 1997, Mr. Grossman was employed as a certified public accountant at M.R. Weiser & Co., LLP, who are the independent auditors of the Company. Mr. Grossman is a graduate of Pace University (BBA, Public Accounting, 1991).

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

     Sid Borenstein has been a Director of the Company since May 1995. For more than the last five years, Mr. Borenstein, a Certified Public Accountant, has been a General Partner in Sid Borenstein & Co., CPA's, in Brooklyn, New York.

     H. Gene Berger has been a director of the Company since February 1998. Since 1981 Mr. Berger has been the president of Jay Isle Associates, a consulting firm to the health care industry. From October 1991 to October 1997, Mr. Berger was employed by Transworld Health Care, Inc., which is a regional provider of alternate site health care services and products, in a number of capacities including executive vice president, president, chief operating officer and chief executive officer.

     Charles J. Pendola has been a director of the Company since February 1998. Since April 1997, Mr. Pendola has been an independent management consultant to various organizations in the health care industry. From August 1996 to March 1997 Mr. Pendola was the president and chief executive officer of First Medical Corporation, an international health care management firm providing services to health care networks, managed care organizations and independent health providers in the United States and Europe. From April 1989 to June 1996, Mr. Pendola was the president and chief executive officer of Preferred Health Network, a not-for-profit corporation which managed a diversified group of health care providers and health related organizations including five acute care hospitals and 20 ambulatory care centers. Mr. Pendola is a certified public accountant.

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

     The Company's Board of Directors met a total of 9 times during the fiscal year ended December 31, 1997. Each of the directors attended at least 90% of the aggregate of the total meetings of the Board of Directors.

     The Company has an Audit Committee which was formed in February 1998 and consists of three non-employee directors: Mr. Borenstein, Mr. Pendola and Mr. Berger. The Audit Committee assists in selecting the independent auditors, designating services they are to perform and maintaining effective communications with those auditors.

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

     Mr. Braun and Mr. Rosenberg also participate, together with all employees of the Company, in a bonus plan pursuant to which 10% of the Company's annual pre-tax net income is contributed to the bonus pool which is distributed to such persons and in such amounts as decided upon by the Company's Compensation Committee.

     During the Company's fiscal year ended December 31, 1997, Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein did not file on a timely basis reports on Forms 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth, for the fiscal years ended December 31, 1997 and 1998, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served.

                                            Annual Compensation                            Long-Term Compensation
                           -------------------------------------------   -----------------------------------------------------------
                                                                            Awards                                       Payouts
                                                                         ---------------                             ---------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
Name and                                                 Other Annual      Restricted      underlying     LTIP         All other
Principal Position(1)      Year   Salary($)  Bonus($)   Compensation($)  Stock Awards($)  options/SARs  Payouts(#)   compensation($)
----------------------     ----   ---------  --------   ---------------  ---------------  ------------  ----------   ---------------
Jerry Braun                1995   $116,177     ---        $16,699(1)
 President and Chief       1996   $123,558                $22,124(1)                         93,750
 Executive Officer         1997   $175,737   $36,530      $22,721(1)                         Shares

Jacob Rosenberg            1995   $100,096     ---        $17,885(2)
 Chief Operating Officer   1996   $ 97,115                $23,231(2)
                           1997   $140,267   $24,255      $26,209(2)

Gilbert Barnett(3)         1996   $ 79,751                 $2,760(3)
 Chief Financial and       1997   $ 65,386                 $1,242(3)
 Accounting Officer

Jack Margareten(4)         1997   $ 26,223                 $4,385
Chief Financial and
   Accounting Officer

David Grossman(5)          1997   $  3,923
Chief Financial and
   Accounting Officer
------------------------------------------------------------------------------------------------------------------------------------

-----------
(1) Includes $13,290, $10,413 and $8,8 17 of medical insurance premiums paid on behalf of such individual for each of the years ended 1997, 1996 and 1995 respectively, $5,931, $8,211 and $7,882 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 1997, 1996 and 1995 and $3,500 in expense allowance for each of the fiscal years ended 1997 and 1996.

(2) Includes $17,290, $10,413 and $8,817 of medical insurance premiums paid on behalf of such individual for each of the years ended 1997, 1996, and 1995 respectively, $9,419, $9,318 and $9,068 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 1997, 1996 and 1995 and $3,500 in expense allowance for each of the fiscal years ended 1997 and 1996.

(3) Includes medical insurance premiums paid on behalf of such individual for the fiscal year ended 1997. Mr. Barnett resigned from the Company in August 1997.

(4) Includes medical insurance premiums paid on behalf of such individual for the fiscal year ended 1997. Mr. Margareten joined the Company in September 1997 and resigned in December 1997.

(5)  Mr. Grossman joined the Company in December 1997.

Directors Compensation

     The Company currently reimburses each non-employee director for their expenses in connection with attending meetings.

Savings and Stock Option Plans

   401(k) Plan

     The Company maintains an Internal Revenue Code Section 401(k) salary deferral savings plan (the "Plan") for all of its eligible New York employees who have been employed for at least one year and are at least 21 years old (effective July 1, 1996, field staff employees at the Company's Orange County branch office in Newburgh, New York ceased being eligible to participate in the
Plan). Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the Plan, the Company may make matching contributions on behalf of the pre-tax contributions made by participants. For 1995 and for the first half of 1996, the Company contributed 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participant's salary. All participants are fully vested in their accounts in the Plan with respect to their salary deferral contributions and are vested in Company matching contributions at the rate of 20% per year for two years through four years of service, with 100% vesting after five years of service. However, participants who are first hired after December 31, 1994 will not be vested in the Company matching contributions until the completion of five years service, when they become 100% vested. The Company has agreed with the Underwriter that no discretionary contributions to the Plan may be made for officers or stockholders of the Company.

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

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

--------------------------------------------------------------------------------
                Number of       % of Total
                Securities      Options/SARs
                Underlying      Granted to
                Options/SARs    Employees in   Exercise or Base
Name            Granted         Fiscal Year    Price             Expiration Date
-----------     -------------   ------------   -----------       --------------
     -                -               -             -                  -
--------------------------------------------------------------------------------

               Aggregated Option/SAR Exercises in Last fiscal Year
                     and Fiscal Year-End Option/SAR Values

--------------------------------------------------------------------------------
                                               Number of
                                               Securities        Value of
                                               Underlying        Unexercised
                                               Unexercised       In-the-Money
                                               Options/SARs at   Options/SARs at
                                               Fiscal Year-End   Fiscal Year-End
             Shares Acquired                   Exercisable/      Exercisable/
Name         on Exercise      Value Realized   Unexercisable     Unexercisable
-----------  ---------------  --------------   -------------     -------------
    -              -                -                -                 -
--------------------------------------------------------------------------------

     Other than the stock option which has been issued during fiscal 1996 outside of the Option Plan to Jerry Braun for 93,750 shares of the Company's Common Stock at an exercise price of $3.00 per share, the Company has not issued any options under the Option Plan, or otherwise. The Company does not have any other existing stock option or other deferred compensation plans, but may adopt such plans in the future. However, the Company has agreed with the Underwriter not to adopt any other stock option or deferred compensation plans during the three-year period commencing on the Effective Date without the written consent of the underwriter of its public offering completed in December 1996.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 31, 1998 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:

                                             Shares           Percentage
         Name and Address of                 Beneficially     of Stock
         Beneficial Owner                    Owned(l)         Outstanding(l)
         ----------------                    --------         --------------

         Jerry Braun(2)                        944,248         24.57%
         929 East 28th Street
         Brooklyn, NY  11210

         Jacob Rosenberg                       385,401         10.28%
         932 East 29th Street
         Brooklyn, NY  11210

         Samson Soroka                         440,911         11.76%
         1228 East 22nd Street
         Brooklyn, NY  11210

         Hirsch Chitrik                        500,000         13.33%
         1401 President Street
         Brooklyn, NY  11213

         Sid Borenstein                        107,175          2.86%
         1246 East 10th Street
         Brooklyn, NY  11230

         All officers and directors
            as a group (5 persons)(1)(2)     2,377,735         61.86%

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

      Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein, who are directors of the Company, have been the sole stockholders of a New Jersey corporation named Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which began its home health care business in 1995 in northern New Jersey, but not in the State of New York, and sold its assets to the Company on March 26, 1998. Heart to Heart had net revenues of $1,950,890 in the year ended December 31, 1997. Since its inception, Heart to Heart utilized Company personnel for its administrative functions regarding payroll, benefits management and data processing. The Company and Heart to Heart had a Service Agreement pursuant to which the Company provided administrative services relating to payroll, benefits management and data processing for which the Company was reimbursed for all expenses attributable to such operations of approximately $15,000 per year.

     On March 26, 1998, NYHC Newco, a wholly-owned subsidiary of the Company, purchased Heart to Heart's home care business assets (other than accounts receivable) for a purchase price consisting of a promissory note in the principal sum of $1,150,000 payable in 24 equal quarterly installments commencing June 26, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on March 26, 1998, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed leasehold obligations for the two offices located in East Orange (expiring August 31, 2002) and Hackensack, New Jersey (expiring May 31, 1998) in the aggregate sum of $1,815 per month, together with various equipment leases for items of business equipment. Because directors of the Company are the owners of Heart to Heart, the Company obtained an independent opinion that the terms and conditions of the acquisition agreement with Heart to Heart are, under all circumstances, fair to the Company.

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

     On July 30, 1997, the Company entered into a consulting agreement with H. Gene Berger, who became a member of the Company's Board of Directors in February 1998. The agreement provides Mr. Berger's services as a healthcare industry consultant. In the event Mr. Berger introduces an acquisition transaction to the Company which is completed, a fee will be due upon closing based upon the "Lehman Formula" equal to 5% of the first $5 million of purchase price, 4% of the next $1 million, 3% of the next $1 million, 2% of the next $1 million and 1% of the balance of the purchase price. In January 1998 Mr. Berger received a fee of $39,000 from the Company by reason of his introduction to the Company of the December 8, 1997 acquisition of the home care business assets of three offices in New Jersey from Metro.

     In September  1997, the Company entered into an oral agreement with Charles
J. Pendola, who became a member of the Company's Board of Directors in February 1998. The agreement provides Mr. Pendola's services as a healthcare industry consultant, with particular attention to new business, for a fee of $1,000 per month. During 1997 Mr. Pendola recieved consulting fees from the Company totaling $3,000 pursuant to his agreement.

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

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of the Report:

          (1)  FINANCIAL STATEMENTS:

               Report of Independent Certified Public Accountants.

               Balance Sheet as at December 31, 1997.

               Statements of Income for the Years Ended December 31, 1997 and 1996.

               Statements of Stockholders' Equity for the Years Ended December 31, 1997 and 1996.

               Statements of Cash Flows for the Years Ended December 31, 1997 and 1996.

               Notes to Financial Statements.

     (2)  FINANCIAL STATEMENT SCHEDULES.

               NONE

     (3)  EXHIBITS

     Exhibit
     Number           Description of Exhibit
     ------           ----------------------
     1.1              Form of Underwriting Agreement.*

     2.1              Purchase and Sale  Agreement dated  December 7, 1997 among
                      NYHC   Newco   Paxxon,   Inc.   and    Metro    Healthcare
                      Services, Inc.**

     2.2              Purchase and Sale  Agreement  dated February 8, 1998 among
                      NYHC     Newco    Paxxon,    Inc.  and   Metro  Healthcare
                      Services, Inc.***

     2.3              Purchase and Sale Agreement dated  February 25, 1998 among
                      NYHC Newco Paxxon,  Inc.  and Heart to  Heart   Healthcare
                      Services, Inc.***

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

    10.38             Form of Financial Consulting Agreement with H.J.
                      Meyers & Co., Inc.*

    10.39             Forms of Merger & Acquisition Agreement and
                      Indemnification with H.J. Meyers & Co., Inc.*

    10.40             Consulting Agreement by and between the Company and
                      H. Gene Berger dated July 30, 1997.

    11                Computation of Earnings Per Common Share of the
                      Company.


* Incorporated by reference to Exhibits filed as part of the Company's Registration Statement on Form SB-2 under S.E.C. File No. 333-08152, which was declared effective on December 20, 1996.

** Incorporated by reference to Exhibit filed as part of the Company's Form 8-K report with an event date of December 8, 1997.

*** Incorporated by reference to Exhibits filed as part of the Company's Form 8-K report with an event date of February 8, 1998.

     New York Healthcare, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request, provided that the holder pays to New York Healthcare, Inc. a fee compensating it for its reasonable expenses in furnishing the exhibits requested.

     (b) Reports on Form 8-K. The Company filed Form 8-K reports on July 22, 1997, January 21, 1998 and March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 9, 1998

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

/s/ Jerry Braun                 President, Chief Executive         April 9, 1998
-------------------------       Officer and Director
Jerry Braun

/s/ Jacob Rosenberg             Vice President, Chief Operating    April 9, 1998
-------------------------       Officer, Secretary and Director
Jacob Rosenberg

/s/ David Grossman              Chief Accounting                   April 9, 1998
-------------------------       and Financial Officer
David Grossman

/s/ Samson Soroka               Director                           April 9, 1998
------------------------
Samson Soroka

/s/ Hirsch Chitrik              Director                           April 9, 1998
------------------------
Hirsch Chitrik

/s/ Sid Borenstein              Director                           April 9, 1998
------------------------
Sid Borenstein

/s/ H. Gene Berger              Director                           April 9, 1998
------------------------
H. Gene Berger

/s/ Charles J. Pendola          Director                           April 9, 1998
------------------------
Charles J. Pendola