Form 10QSB
period 1998-03-31
NEW YORK HEALTH CARE INC
filed 1998-05-20
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 1998

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998

                                   A S S E T S

                                   (Unaudited)

Current assets:
   Cash                                                               $  205,494
   Accounts receivable, net of allowance
     for uncollectible
     amounts of $149,770                                               5,836,522
   Unbilled services                                                     283,476
   Prepaid expenses                                                      119,907
   Due from affiliates                                                    15,095
   Deferred tax asset                                                     45,000
                                                                      ----------
         Total current assets                                          6,505,494

Property and equipment, net                                              305,702
Intangibles                                                            3,092,246
Acquisition costs, net                                                    57,308
Deposits                                                                  30,766
                                                                      ----------
         Total assets                                                 $9,991,516
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                    $  578,656
   Note payable - bank                                                 2,600,000
   Current maturities of long term debt                                  291,933
   Deferred revenue                                                       27,000
   Accounts payable and accrued expenses                                 431,537
   Income taxes payable                                                   11,123
                                                                      ----------
         Total current liabilities                                     3,940,249
                                                                      ----------
Long-term debt, less current maturities                                1,614,532
                                                                      ----------

Commitments, contingencies and other comments

Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000 shares
     authorized; no shares issued or outstanding
   Common stock, $.01 par value, 12,500,000
     shares authorized; 3,750,000 shares
     issued and outstanding                                               37,500
   Additional paid-in capital                                          4,064,807
   Retained earnings                                                     334,428
                                                                      ----------
         Total shareholders' equity                                    4,436,735
                                                                      ----------
         Total liabilities and shareholders' equity                   $9,991,516
                                                                      ==========

                 See accompanying notes to financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       1997             1998
                                                     --------         ---------

Net patient service revenue                         $ 3,086,034     $ 4,575,866
                                                    -----------     -----------
Expenses:
   Professional care of patients                      2,141,108       3,221,661
   General and administrative                           811,610       1,106,066
   Bad debts expense                                     15,000            --
   Depreciation and amortization                         11,371          37,542
                                                    -----------     -----------
         Total operating expenses                     2,979,089       4,365,269
                                                    -----------     -----------

Income from operations                                  106,945         210,597
                                                    -----------     -----------

Nonoperating income (expenses):
   Interest income                                        8,179          19,554
   Other income                                           2,687           9,000
   Interest expense                                     (12,995)        (55,107)
                                                    -----------     -----------
         Nonoperating income (expenses), net             (2,129)        (26,553)
                                                    -----------     -----------

Income before provision for income taxes                104,816         184,044
                                                    -----------     -----------

Provision (credit) for income taxes:
   Current                                               49,000          70,800
   Deferred                                              (7,000)
                                                    -----------     -----------
                                                         42,000          70,800
                                                    -----------     -----------

Net income                                          $    62,816     $   113,244
                                                    ===========     ===========

Basic and diluted earnings per share                       $.02            $.03
                                                           ====            ====

Weighted average shares outstanding                   3,750,000       3,750,000
                                                    ===========     ===========

                 See accompanying notes to financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For The Three Months Ended March 31, 1998

                                   (Unaudited)


                                 Common Stock      Additional
                             -------------------    Paid-In     Retained
                              Shares      Amount    Capital     Earnings      Total
                              ------      ------    -------     --------      -----
Balance at January 1, 1998   3,750,000   $37,500   $4,064,807   $221,184   $4,323,491

Net income                                                       113,244      113,244
                             ---------   -------   ----------   --------   ----------

Balance at March 31, 1998    3,750,000   $37,500   $4,064,807   $334,428   $4,436,735
                             =========   =======   ==========   ========   ==========

                See accompanying notes to financial statements.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1997            1998
                                                     ----------      ----------
Cash flows from operating activities:
   Net income                                       $    62,816     $   113,244
   Adjustments to reconcile net income
     to net cash used in operating
     activities:
       Depreciation and amortization                     14,853          37,542
       Bad debts expense                                 15,000
       Deferred tax credit                               (7,000)
       Deferred revenue                                                  (9,000)
       Changes in operating assets
         and liabilities:
         Increase in accounts receivable
           and unbilled services                       (475,985)     (1,323,998)
         Increase in due from affiliates                                (15,095)
         Decrease in prepaid expenses                    38,102           5,087
         Increase in deposits                            (6,765)         (3,967)
         Decrease in accounts receivable
           due after one year                                           180,604
         (Decrease) increase in accrued
           payroll                                      (98,631)        221,182
         Increase in accounts payable and
           accrued expenses                              49,144         159,006
         Increase (decrease) in income
           taxes payable                                 12,884         (91,910)
                                                    -----------     -----------
              Net cash used in operating
                activities                             (395,582)       (727,305)
                                                    -----------     -----------

Cash flows from investing activities:
   Acquisition of fixed assets                          (47,954)        (88,640)
   Payments for purchase acquisitions
     and associated costs                                            (2,267,518)
   Costs incurred for future
     acquisitions                                                       (37,902)
                                                    -----------     -----------
              Net cash (used in) investing
                activities                              (47,954)     (2,394,060)
                                                    -----------     -----------

Cash flows from financing activities:
   Borrowings under notes payable                                     3,180,000
   Repayment of long-term debt                             (181)        (25,000)
   Net charges from issuance of common stock            (11,976)
                                                    -----------     -----------
              Net cash (used in) provided by
                financing activities                    (12,157)      3,155,000
                                                    -----------     -----------

Net (decrease) increase in cash and
  cash equivalents                                     (455,693)         33,635

Cash and cash equivalents at beginning
  of period                                           1,188,450         171,859
                                                    -----------     -----------

Cash and cash equivalents at end of period          $   732,757     $   205,494
                                                    ===========     ===========

Supplemental cash flow disclosure:
  Cash paid during the period for:
     Interest                                           $12,995         $56,162
                                                        =======         =======
     Income taxes                                      $215,062        $163,335
                                                       ========        ========

                 See accompanying notes to financial statements

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of New York Healthcare, Inc. and Subsidiary (the "Corporation"), as filed with the Securities and Exchange Commission.

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE:

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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 3 - ACQUISTIONS:

On February 8, 1998, the Corporation purchased the customer lists and other intangible assets of an additional three offices in the State of New Jersey from Metro Healthcare Services, Inc. for $500,000 cash and a promissory note in the amount of $580,000. The acquisition was accounted for as a purchase and, accordingly, the assets acquired have been recorded at their estimated fair values at the date of acquisition. The excess of cost over fair values of the purchased business has been allocated to goodwill, customer lists and other intangible assets and is being amortized over 25 and 10 years, respectively. Operating results of the business have been included in the consolidated financial statements of the Corporation since the date of acquisition.

The sum of the purchase price of $1,080,000 plus costs incurred in making the acquisition ($73,000) aggregating $1,153,000 exceeded the fair value of the net assets of the three offices acquired at the date of acquisition by $1,123,000; $30,000 of the purchase price was assigned to acquired furnitures and fixtures, $79,000 was assigned to contract value and employee lists and $1,044,000 was assigned to goodwill. Amortization expense for the period amounted to approximately $6,600.

On March 26, 1998, the Corporation purchased the customer lists and other intangible assets of another entity. The entity is related to the Corporation through common ownership and management. The aggregate purchase price is $1,150,000. This amount was paid through issuance of a promissory note. The acquisition was accounted for as a purchase and, accordingly, the assets acquired have been recorded at their estimated fair values at the date of acquisition. The excess of cost over fair values of the purchased business has been allocated to goodwill, customer lists and other intangibles assets and is being amortized over 25 and 10 years, respectively.

The sum of the purchase price of $1,150,000 plus costs incurred in making the acquisition ($35,000) aggregating $1,185,000 exceeded the fair value of the net assets of the other entity acquired at the date of acquisition by $1,175,000; $10,000 of the purchase price was assigned to acquired furnitures and fixtures, $55,000 was assigned to contract value and employee lists and $1,120,000 was assigned as goodwill.

Intangibles   consist  of  goodwill  of   approximately   $2,989,000  and  other
intangibles of $134,000.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

The following unaudited pro forma summary for the three months ended March 31, 1997 and 1998 combines the results of operations of the Corporation and the above mentioned acquisitions as if the acquisitions had occurred on January 1, 1997. The unaudited proforma summary is not necessarily indicative either of the results of operations that would have occurred had the purchase been made during the periods presented, or of future results of operations of the combined companies.

                                           For the Three Months Ended
                                                   March 31,
                                       ---------------------------------
        Unaudited                         1997                   1998
---------------------------            ----------             ----------

Proforma revenues                      $5,081,034             $5,440,409
Proforma net income                        82,766                159,444
Proforma basic and diluted
   earnings per share                        $.02                   $.04

NOTE 4 - LINE OF CREDIT:

On January 26, 1998, the Corporation entered into a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. The line is collateralized by all property and assets of the Corporation. The Corporation has also guaranteed the line of credit. At March 31, 1998, $2,600,000 was outstanding. Borrowings under the agreement are due between April and August 1998 and bear interest between 8.1% and 8.2%.

Management Discussion & Analysis of Financial Conditions and Results of Operations

Three Months Ended March 31, 1998 compared with the Three Months Ended March 31, 1997.

Revenues for the three months ended March 31, 1998 increased 48.3% to approximately $4,576,000 from approximately $3,086,000 for the three months ended March 31, 1997. Approximately 12.2% or $376,000 of the increase is attributable to increased hours of service provided under existing and new contracts in the State of New York. The additional increase of $1,114,000 is a result of the acquisition of three offices in New Jersey in December 1997 and an additional three New Jersey offices in February 1998.

Cost of professional care of patients for the three months ended March 31, 1998 increased 50.4% to approximately $3,221,000 from approximately $2,141,000 for the three months ended March 31, 1997. The increase resulted from the hiring of additional home health care personnel to service the increased business in New York and the hiring of the staff of the six offices purchased in December 1997 and February, 1998. The cost of professional care of patients as a percentage of revenues increased 1.0% to approximately 70.4% for the three months ended March 31, 1998 from approximately 69.4% for three months ended March 31, 1997. This was caused by increased professional nursing services provided by the five New York offices.

Selling, general and administrative expenses for the three months ended March 31, 1998 increased 36.1% to approximately $1,106,000 from approximately $812,000 for the three months ended March 31, 1997. The increase resulted primarily from the acquisition of six offices in New Jersey. Selling, general and administrative expenses as a percentage of revenue decreased to 24.1% from 26.2% because of the additional revenue from the acquired offices and minimal increase in corporate overhead.

Interest expense, net of interest income, for the three months ended March 31, 1998 increased to approximately $36,000 as compared to approximately $5,000 for the three months ended March 31, 1997, primarily as a result of the borrowings to finance the purchases of the New Jersey offices and the need to fund the receivables of these offices as the receivable grow to normal levels.

The current provision for Federal, State and Local taxes for the three months ended March 31, 1998 increased to approximately $71,000 from approximately $49,000 for the three months ended March 31, 1997. This increase is as a result of increased income for the period.

In view of the foregoing, net income for the three months ended March 31, 1998 increased 79.4% to approximately $113,000 as compared to approximately $63,000 for the three months ended March 31, 1997 .

Liquidity and Capital Resources

For the three months ended March 31, 1998, net cash used in operations was $727,000 as compared to $396,000 during the three months ended March 31, 1997, an increase of $332,000 or 83.8%. The $727,000 used in the first three months ended March 31, 1997 was principally due to the approximately $1,143,000 increase in accounts receivable and unbilled services, offset by approximately $370,000 increase in accrued payroll and accounts payable and $113,000 in net income. Significant portions of the increased receivables and payables was from the New Jersey offices. The $396,000 used in the first quarter of 1997 was principally due to the approximately $476,000 increase in accounts receivable and unbilled services, offset by approximately $63,000 in net income. Net cash used in investing activities approximates $2,394,000 primarily for the acquisition of the three New Jersey office in February 1998 and one New Jersey office in March 1998. Net cash provided by financing activities for the three months ended March 31, 1998 totaled $3,155,000 compared to the $12,000 used in the three months ended March 31, 1997. Approximately $2,270,000 borrowed in the three months ended March 31, 1997 was used for the acquisition of four offices in New Jersey. Approximately $600,000 of the additional borrowing was used for the operating expenses of the New Jersey offices as the receivable grow to normal levels.

As of March 31, 1998, approximately $5,993,000 (approximately 60%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $3,293,000 (approximately 78%) as of March 31, 1997, an increase of 82.0%. Such payors generally require substantial documentation in order to process claims. The decrease as a percentage of total assets is the result of the increase in intangible assets relating to the recent acquisitions. The March 31, 1997 percentage is due to an increase in total assets as a result of the Company's public stock offering in December 1996, off-set by the $2,150,000 increase in receivables from clients reimbursed by third party payors.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the first three months ended March 31, 1998, the Company's DSO was 116, compared to 98 days for the first three months ended March 31, 1997. The increase of 18 days in DSO is principally the result of the Company having received the purchase price of $3,150,000 pursuant to the Receivable Sales Agreement which caused unusually low DSO's during the three months ended March 31, 1997 and is therefore not indicative of any trend.

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

Potential Regulatory Changes

There have been recent news reports concerning federal budget negotiations regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by future legislation which may be adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the Company's operations, there can be no assurance that future legislation will not result in reduced reimbursement rates and/or referral of cases from referral sources.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 1998

                                     NEW YORK HEALTH CARE, INC.

                                     By: /s/ DAVID GROSSMAN
                                        ---------------------------------------
                                         David Grossman
                                         Chief Financial and Accounting Officer