Form 10QSB
period 1998-06-30
NEW YORK HEALTH CARE INC
filed 1998-08-11
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,760,000

     Transitional Small Business Disclosure Format (check one);
Yes [ ]   No [X]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended June 30, 1998 compared with the Six Months Ended June 30, 1997.

Revenues for the six months ended June 30, 1998 increased 56.7% to approximately $9,887,000 from approximately $6,310,000 for the six months ended June 30, 1997. Approximately 7.7% or $483,000 of the increase is attributable to increased hours of service provided under existing and new contracts in the State of New York. The remaining increase of $3,094,000 is a result of the acquisition of seven offices in New Jersey in December 1997, February 1998 and March 1998.

Cost of professional care of patients for the six months ended June 30, 1998 increased 55.8% to approximately $6,861,000 from approximately $4,404,000 for the six months ended June 30, 1997. The increase resulted from the hiring of additional home health care personnel to service the increased business in New York and the hiring of the staff of the seven offices purchased in New Jersey. The cost of professional care of patients as a percentage of revenues remained stable with a decrease of .4% to approximately 69.4% for the six months ended June 30, 1998 from approximately 69.8% for six months ended June 30, 1997.

Selling, general and administrative expenses for the six months ended June 30, 1998 increased 46.8% to approximately $2,415,000 from approximately $1,645,000 for the six months ended June 30, 1997. The increase resulted primarily from the acquisition of seven offices in New Jersey. Selling, general and administrative expenses as a percentage of revenue decreased to 24.4% from 26.1% due to allocation of corporate overhead over a larger revenue base.

Interest expense, net of interest income, for the six months ended June 30, 1998 increased to approximately $120,000 as compared to approximately $1,000 for the six months ended June 30, 1997, primarily as a result of the borrowings to finance the purchases of the New Jersey offices and, secondarliy, the need to fund the operations of these offices as the receivables grew to normal levels.

The provision for Federal, State and Local taxes for the six months ended June 30, 1998 increased to approximately $164,000 from approximately $99,000 for the six months ended June 30, 1997. This increase is as a result of increased income for the period.

In view of the foregoing, net income for the six months ended June 30, 1998 increased 90.2% to approximately $232,000 as compared to approximately $122,000 for the six months ended June 30, 1997.

Liquidity and Capital Resources

For the six months ended June 30, 1998, net cash used in operations was $566,000 as compared to $855,000 during the six months ended June 30, 1997, an decrease of $289,000 or 51.0%. The $566,000 used in the six months ended June 30, 1998 was principally due to the approximately $1,072,000 increase in accounts receivable and unbilled services, offset by approximately $290,000 increase in accounts payable, including payroll, and $232,000 in net income. Significant portions of the increased receivables and payables was from the New Jersey offices. The $855,000 used in the first quarter of 1997 was principally due to the approximately $1,084,000 increase in accounts receivable and unbilled services, offset by approximately $167,000 increase in accrued payroll and accounts payable and approximately $121,000 in net income. Net cash used in investing activities approximates $657,000 primarily for the acquisition of the four New Jersey offices. Net cash provided by financing activities for the six months ended June 30, 1998 totaled $1,107,000 compared to the $14,000 used in the six months ended June 30, 1997. Approximately $500,000 borrowed in the six months ended June 30, 1998 was used for the acquisition of four offices in New Jersey and approximately $600,000 to fund their operation.

As of June 30, 1998, approximately $5,789,000 (approximately 60%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $3,657,000 (approximately 72%) as of June 30, 1997, an increase of 82.0%. Such payors generally require substantial documentation in order to process claims. The decrease of accounts receivable from clients who are reimbursed by third-party payors as a percentage of total assets is the result of an increase in total assets due to the recent purchases of intangible assets.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the six months ended June 30, 1998, the Company's DSO was 109, compared to 117 days for the six months ended June 30, 1997. The improvement of 8 days in DSO is the net effect of the following; The New Jersey DSO's which consist primarily of medicaid billings are 38 days and New York's DSO's are 133 days.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,1998

                                   A S S E T S

                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                        $    56,332
   Accounts receivable, net of allowance for
     uncollectible amounts of $164,770                                5,744,279
   Unbilled services                                                    289,710
   Prepaid expenses                                                     170,291
   Due from affiliates                                                    6,475
   Deferred tax asset                                                    45,000
                                                                    -----------
         Total current assets                                         6,312,087

Property and equipment, net                                             308,372
Intangibles                                                           3,080,146
Deposits                                                                 33,466

                                                                    -----------
         Total assets                                               $ 9,734,071
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                  $   592,143
   Note payable - bank                                                2,400,000
   Current maturities of long term debt                                 438,548
   Accounts payable and accrued expenses                                328,405
   Income taxes payable                                                  69,020
                                                                    -----------

         Total current liabilities                                    3,828,116
                                                                    -----------

Long-term debt, less current maturities                               1,346,667
                                                                    -----------

Commitments, contingencies and other comments

Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000 shares
     authorized; no shares issued or outstanding
   Common stock, $.01 par value, 12,500,000 shares
     authorized; 3,760,000 shares issued                                 37,600
   Additional paid-in capital                                         4,080,957
   Retained earnings                                                    453,369
                                                                    -----------
                                                                      4,571,926
         Less: Treasury stock (7,500 common shares at cost)             (12,638)
                                                                    -----------
         Total shareholders' equity                                   4,559,288
                                                                    -----------
         Total liabilities and shareholders' equity                 $ 9,734,071
                                                                    ===========

                 See accompanying notes to financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)



                                                     For the Three Months Ended     For the Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    --------------------------
                                                        1997            1998          1997            1998
                                                     -----------    -----------    -----------    -----------
Net patient service revenue                           $3,224,041     $5,311,400    $6,310,075      $9,887,266
                                                      ----------    -----------    -----------    -----------
Expenses:
   Professional care of patients                       2,263,031      3,639,736      4,404,139      6,861,397
   General and administrative                            833,096      1,308,841      1,644,706      2,414,907
   Bad debts expense                                       5,000         15,000         20,000         15,000
   Depreciation and amortization                          12,081         56,658         23,452         94,200
                                                     -----------    -----------    -----------    -----------
         Total operating expenses                      3,113,208      5,020,235      6,092,297      9,385,504
                                                     -----------    -----------    -----------    -----------
Income from operations                                   110,833        291,165        217,778        501,762
                                                     -----------    -----------    -----------    -----------
Nonoperating income (expenses):
   Interest income                                         4,039         12,216         12,218         31,770
   Other income                                              876          5,090          3,563         14,090
   Interest expense                                                     (96,330)       (12,995)      (151,437)
                                                     -----------    -----------    -----------    -----------
         Nonoperating income
            (expenses), net                                4,915        (79,024)         2,786       (105,577)
                                                     -----------    -----------    -----------    -----------

Income before provision for
   income taxes                                          115,748        212,141        220,564        396,185
                                                     -----------    -----------    -----------    -----------
Provision (credit) for income taxes:
   Current                                                59,000         93,200        108,000        164,000
   Deferred                                               (2,000)                       (9,000)
                                                     -----------    -----------    -----------    -----------
                                                          57,000         93,200         99,000        164,000
                                                     -----------    -----------    -----------    -----------
Net income                                           $    58,748    $   118,941    $   121,564    $   232,185
                                                     ===========    ===========    ===========    ===========
Basic and diluted earnings per share                 $       .02    $       .03    $       .03    $       .06
                                                     ===========    ===========    ===========    ===========
Weighted average shares
    outstanding                                        3,750,000      3,753,104      3,750,000      3,751,177
                                                     ===========    ===========    ===========    ===========
Diluted weighted average shares
    outstanding                                        3,750,000      3,757,489      3,750,000      3,753,380
                                                     ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   (Unaudited)

                                                                               Treasury
                                       Common Stock            Additional        Stock
                                   ---------------------        Paid-In    -----------------     Retained
                                    Shares        Amount        Capital    Shares     Amount     Earnings       Total
                                    ------        ------        -------    ------     ------     --------    ----------
Balance at January 1, 1998         3,750,000     $37,500      $4,064,807                         $221,184    $4,323,491
Exercise of stock warrants
   on June 2, 1998                    10,000         100          16,150                                         16,250
Treasury stock purchased
   ($1.68 per share)                                                        7,500    $(12,638)                  (12,638)
Net income                                                                                        232,185       232,185
                                   ---------     -------      ---------     -----    --------    --------    ----------
Balance at June 30, 1998           3,760,000     $37,600      $4,080,957    7,500    $(12,638)   $453,369    $4,559,288
                                   =========     =======      ==========    =====    ========    ========    ==========

                 See accompanying notes to financial statements.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        For the Six Months Ended
                                                               June 30,
                                                        ------------------------
                                                        1997            1998
                                                        ----            ----

Cash flows from operating activities:
   Net income                                       $   121,564    $   232,185
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                     30,416         97,102
       Bad debts expense                                 20,000         15,000
       Deferred tax credit                               (8,960)
       Deferred revenue                                                (36,000)
       Changes in operating assets and
         liabilities:
         Increase in accounts receivable
           and unbilled services                     (1,084,198)    (1,252,989)
         Increase in due from affiliates                                (6,475)
         Decrease in (increase) prepaid expenses         58,286        (45,297)
         Increase in deposits                            (1,642)        (6,667)
         Decrease in accounts receivable
           due after one year                                          180,604
         Increase in accrued payroll                    142,510        234,669
         Increase in accounts payable
           and accrued expenses                          24,980         55,874
         Decrease in income taxes payable              (157,570)       (34,013)
                                                    -----------    -----------
              Net cash used in operating
                 activities                            (854,614)      (566,007)
                                                    -----------    -----------
Cash flows from investing activities:
   Acquisition of fixed assets                          (59,856)       (95,280)
   Payments for purchase acquisitions
     and associated costs                                             (581,008)
   Costs incurred for future acquisitions               (25,128)        19,406
                                                    -----------    -----------
         Net cash used in investing activities          (84,984)      (657,182)
                                                    -----------    -----------
Cash flows from financing activities:
   Borrowings under notes payable                                    1,550,000
   Repayment of long-term debt                           (2,025)      (446,250)
   Net charges from issuance of common stock            (11,976)        16,250
   Net charges from purchase of treasury stock                         (12,638)
                                                    -----------    -----------
         Net cash (used in) financing activities        (14,001)     1,107,362
                                                    -----------    -----------
Net decrease in cash and cash equivalents              (953,599)      (115,527)
Cash and cash equivalents at beginning of year        1,188,450        171,859
                                                    -----------    -----------
Cash and cash equivalents at end of year            $   234,851    $    56,332
                                                    ===========    ===========
Supplemental cash flow disclosure:
Cash paid during the period for:
     Interest                                       $    12,995    $   131,436
                                                    ===========    ===========
     Income taxes                                   $   215,062    $   217,513
                                                    ===========    ===========

Supplemental schedule of noncash investing and financing activities:

The  Company  purchased  customer  lists,   furniture  and  fixtures  and  other
intangibles which were partially acquired through the issuance of promissory notes.


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

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE:

Basis earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. The warrant issued on June 2, 1998 and not exercised and certain stock options are included in the diluted earnings per share because the exercise price is below the average market price. Certain other options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the stock.

NOTE 3 - STOCK OPTIONS:

On June 2, 1998, the Corporation granted 262,000 stock options pursuant to the Corporation's performance incentive plan to key employees at the exercise price of $1.625 per share. The stock options have an expiration date of 5-10 years. On June 25, 1998, the Corporation amended its Performance Incentive Plan, authorizing the reservation of an additional 210,000 shares of $.01 par value common stock, for each of two additional years, for a total of 420,000 additional shares.

On June 2, 1998, the Corporation granted two of its board members a warrant to purchase up to 10,000 shares of common stock at a price of $1.625 per share at any time until June 1, 2008. On June 2, 1998, one of the board members exercised his warrant and purchased 10,000 shares of common stock at a price of $16,250.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4 - TREASURY STOCK:

Treasury stock is shown at cost and consists of 7,500 shares of common stock.

NOTE 5 - LINE OF CREDIT:

On January 26, 1998, the Corporation entered into a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. The line is collateralized by all property and assets of the Corporation. The Corporation has also guaranteed the line of credit. At June 30, 1998, $2,400,000 was outstanding. Borrowings under the agreement are due between July and September 1998 and bear interest between 8.1% and 8.2%.

NOTE 6 - ACQUISITIONS:

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

The purchase price of $1,080,000 plus costs incurred in making the acquisition ($73,000), aggregating $1,153,000, exceeded the fair value of the net assets acquired at the date of acquisition by $1,123,000. The purchase price has been allocated to furniture and fixtures for $30,000, $79,000 was assigned to contract value and employee lists and $1,044,000 was assigned to goodwill.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The purchase price of $1,150,000 plus costs incurred in making the acquisition ($35,000), aggregating $1,185,000, exceeded the fair value of the net assets acquired at the date of acquisition by $1,175,000. The purchase price has been allocated to furniture and fixtures for $10,000, $55,000 was assigned to contract value and employee lists and $1,120,000 was assigned to goodwill.

NOTE 7 - EARNINGS PER SHARE:

Earnings per share are computed as follows:

                                         For The Three         For The Six
                                          Months Ended         Months Ended
                                            June 30,             June 30,
                                        ---------------      ----------------
                                        1997       1998       1997       1998
                                        ----       ----       ----       ----
Basic and diluted earnings per share
Earnings:
Net income applicable to commmon
  stock                               $58,748    $118,941   $121,564   $232,185
                                    ---------   ---------  ---------  ---------
Shares:
Weighted average number of common
  shares outstanding - basic        3,750,000   3,753,104  3,750,000  3,751,177
Incremental shares relating to
  stock options and warrants                        4,385                 2,203
                                    ---------   ---------  ---------  ---------
Diluted weight average shares
  outstanding                       3,750,000   3,757,489  3,750,000  3,753,380
                                    =========   =========  =========  =========
Basic earnings per share                 $.02        $.03       $.03       $.06
                                         ====        ====       ====       ====
Diluted earnings per share               $.02        $.03       $.03       $.06
                                         ====        ====       ====       ====

NOTE 8 - START UP COSTS:

During the six month period ending June 30, 1998, the Corporation adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." Start-up activities which include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs, are expensed as incurred. The Company believes that there is no cummulative effect on the amount of retained earnings at December 31, 1998 resulting from the adoption of Sup 98-5. During the six months ended June 30, 1998, there were no start-up costs.

NOTE 9 - SUBSEQUENT EVENTS:

Issuance of Preferred Stock

On August 6, 1998, the Board of Directors created a series of Preferred Shares of this Corporation to consist initially of 480,000 shares of Class A Convertible Preferred Stock. The holders of the Class A Convertible Preferred Stock shall be entitled to a dividend equal to 9% of the purchase price for shares of the Class A Convertible Preferred Stock before any dividend is paid on Common Stock. Dividends shall be payable quarterly. The holders of Class A Convertible Preferred Stock receive no preference on liquidation.

On August 6, 1998, Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which is the holder of the Corporation's promissory note in the face amount of $1,150,000 currently bearing interest at the rate of 9% per annum, converted $600,000 of the principal amount of that promissory note into 480,000 shares of the Corporation's newly authorized Class A Convertible Preferred Stock at a conversion price of $1.25 per share, each share of which is convertible at any time into shares of the Corporation's $.01 par value common stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein. Messrs. Braun, Rosenberg, Chitrik, and Borenstein are officers or directors of the Corporation and together with Mr. Soroka, are all principal shareholders. The Corporation has therefore obtained an independent opinion that the terms and conditions of the transaction are, under the circumstances, fair to the Corporation.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


The accompanying unaudited proforma condensed balance sheet gives effect to the conversion of the debt to equity as if such transaction occurred on June 30, 1998.

Proforma Adjustments:

(a) To record the conversion of $600,000 of debt into 480,000 shares of Class A Convertible Preferred Stock as a price of $1.25


                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 1998
                                  (Unaudited)

                                     ASSETS
                                                     Proforma
                                    Historical      Adjustments     Proforma
                                    ----------      -----------     --------
Current assets:
  Cash                              $   56,332                     $   56,332
  Accounts receivable                5,744,279                      5,744,279
  Other current assets                 511,476                        511,476
                                    ----------                     ----------
     Total current assets            6,312,087                      6,312,087

Property and equipment, net            308,372                        308,372
Intangibles                          3,080,146                      3,080,146
Deposits                                33,466                         33,466
                                    ----------                     ----------
     Total assets                   $9,734,071                     $9,734,071
                                    ==========                     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilites                  $3,828,116                     $3,828,116
                                    ----------                     ----------
Long-term debt, less
  current maturities                 1,346,667    $(600,000) (a)      746,667
                                    ----------                     ----------
Shareholders' equity:
  Preferred stock                                     4,800 (b)         4,800
  Common stock                         37,6000                         37,600
  Additional paid-in capital         4,080,957      595,200 (a)     4,676,157
  Retained earnings                    453,369                        453,369
                                    ----------                     ----------
                                     4,571,926                      5,171,926
Less treasury stock                    (12,638)                       (12,638)
                                    ----------                     ----------
     Total shareholders' equity      4,559,288                      5,159,288
                                    ----------                     ----------
     Total liabilities and
       shareholders' equity         $9,734,071                     $9,734,071
                                    ==========                     ==========

Item 4:  Submission of Matters to a Vote of Security Holders

      The following  matters have been  submitted to a vote of the  Registrant's
security   holders  during  the  period  covered  by  this  report  through  the solicitation of proxies or otherwise:

      (a) The Registrant's annual meeting of shareholders was held on June 25, 1998.

      (b) Proxies for the annual meeting of shareholders were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of those nominees were elected.

      (c) The following is a brief description of each matter voted upon at the annual meeting of shareholders together with the number of votes cast for, against, withheld, abstained or broker non- votes as to each such matter:

      (i) The following named persons received the number of votes set forth opposite their respective names, the same being a plurality of the votes cast by holders of shares entitled to vote thereon, for the directors of the Registrant for the ensuing year:

Names                      Votes For       Abstained        Broker Non-Votes
-----                      ---------       ---------        ----------------
Jerry Braun                2,418,209          2,600              11,204
Jacob Rosenberg            2,418,209          2,600              11,204
Hirsch Chitrik             2,418,209          2,600              11,204
Sid Borenstein             2,418,209          2,600              11,204
H. Gene Berger             2,418,209          2,600              11,204
Charles J. Pendola         2,418,209          2,600              11,204

      (ii) A resolution submitted to the shareholders ratifying an amendment to the Registrant's Performance Incentive Plan authorizing the reservation of an additional 210,000 shares of the Registrant's $.01 par value common stock for issuance under that plan for each of two additional years, a total of an additional 420,000 shares, was adopted by the following vote:

      For the resolution 1,515,761 votes; Against 514,401 votes; Abstained 9,875; Broker Non-Votes 860,727.

      (iii) A resolution submitted to the shareholders ratifying the selection M.R. Weiser & Co. LLP as the Registrant's independent auditors for the fiscal year ending December 31, 1998 was adopted by the following vote:

      For the resolution 2,872,760 votes; Against 10,200; Abstained 8,100; Broker Non- Votes 9,704.

      (iv) A resolution submitted to the shareholders ratifying the adoption of an amendment to Article III, Section 1 of the Registrant's by-laws to eliminate the requirement that all directors be shareholders of the Registrant was adopted by the following vote:

      For the resolution 1,996,410 votes; Against 35,217 votes; Abstained 8,500; Broker Non-Votes 860,637.

      (v) A resolution submitted to the shareholders ratifying the adoption of an amendment to Article III, Section 2 of the Registrant's by-laws to provide that the minimum number of directors of the Registrant will be three and the maximum number will be seven was adopted by the following vote:

      For the resolution 2,876,460 votes; Against 5,100 votes; Abstained 7,000; Broker Non- Votes 12,204.

      (vi) A resolution submitted to the shareholders ratifying the adoption of an amendment to Article III, Section 11 of the Registrant's by-laws to provide that meetings of the Board of Directors may be called by the Secretary of the Registrant at the direction and upon the request of the President or any two members of the Board of Directors, and to provide that notice of each such meeting be given to each member of the Board of Directors at his last known business or residence address at least 24 hours before the meeting either orally or in writing, delivered personally or by telephone or fax or mail or express delivery was adopted by the following vote:

      For the resolution 1,991,762 votes; Against 13,850 votes; Abstained 22,225; Broker Non-Votes 872,927.

Item 5.  Other Information.

      The following information relates to the period covered by this report and has not previously been reported on Form 8-K:

      (a) Set forth below is information reporting the Registrant's use of proceeds of its initial public offering as of June 30, 1998.

            (i) The effective date of the registration statement for which this information is provided (SEC File No. 333-8155) is December 20, 1996.

            (ii) The first six digits of the Registrant's CUSIP number are 649487.

            (iii) The Registrant's initial public offering commenced on December 20, 1996 with H.J. Meyers & Co., Inc. as the underwriter and resulted in the sale of a total of 1,250,000 shares of the Registrant's $.01 par value common stock for an aggregate offering price of $5,000,000. The overallotment option of the underwriter for an additional 187,500 shares was not exercised.

            (iv) The amount of expenses incurred for the Registrant's account in connection with the issuance and distribution of the securities of its initial public offering consisted of the following, none of which involved either direct or indirect payments to affiliates of the Registrant:

        Underwriting discounts and commissions                   $500,000
        Expenses paid to or for underwriters*                     150,000
        Other expenses                                            510,966
                                                               ----------
                 Total expenses                                $1,160,966

            The total net offering proceeds to the Registrant after the total expenses set forth above was $3,839,034.

            (v) The following is the amount of net offering proceeds which have been used for each of the purposes listed below as of June 30, 1998. None of these uses involve direct or indirect payments to affiliates of the Registrant.

           Acquisition of other businesses                      $1,492,708
           Repayment of indebtedness**                          $1,375,000
           Funding of Infusion Therapy Division                 $   30,000
           Sales and Marketing                                  $   37,000
           Establishment of new principal office                $  106,283
           Upgrade of facilities and computer systems           $  113,132
           Working capital                                      $  611,580

      The uses and proceeds described above do not represent a material change in the uses of proceeds described in the Registrant's December 20, 1996 prospectus.

      The Registrant's current bank credit lines have increased from $3,500,000 to $6,000,000 (after the repayment noted above) of which $2,400,000 has been utilized as of June 30, 1998. The Registrant will draw down from its bank credit lines, as disclosed in the prospectus, to fund the additional uses of proceeds which remain unfunded.

-----------
* Expenses paid to or for underwriters does not include a $72,000 payment made to H.J. Meyers & Co., Inc. for the two-year financial consulting services fee as disclosed in the Underwriting section in the first paragraph on page 41 of the Registrant's December 20, 1996 prospectus.

** Repayment of indebtedness relates to the repayment of bank credit lines. Although not a line item in the Use of Proceeds table on page 12 of the Registrant's December 20, 1996 prospectus, the last four lines of the penultimate paragraph in that section notes the following:

         "Depending upon the timing of the proposed expenditures for the purposes described in the table set forth above, the Company may use a substantial portion of the proceeds to reduce or repay in full its current bank credit lines. In such event, borrowings under the bank credit lines would then be used to finance the expenditures described in the table set forth above."

      (b) The Registrant has made the following recent sales of unregistered securities:

            (i) On June 2, 1998, the Registrant issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola, who are directors of the Registrant. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Registrant's $.01 par value common stock at an exercise price of $1.625 per share at any time up until June 1, 2008. On June 10, 1998, Mr. Pendola exercised his warrant and purchased 10,000 shares of the $.01 par value common stock of the Registrant for an aggregate purchase price of $16,250.

            (ii) On August 6, 1998, Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which is the holder of the Registrant's promissory note in the face amount of $1,150,000 currently bearing interest at the rate of 9% per annum, converted $600,000 of the principal amount of that promissory note into 480,000 shares of the Registrant's newly authorized Class A Convertible Preferred Stock at a conversion price of $1.25 per share, each share of which is convertible at any time into shares of the Registrant's $.01 par value common stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein (the "Affiliated Shareholders"). Messers. Braun, Rosenberg, Chitrik and Bornstein are officers or directors of the Registrant and, together with Mr. Soroka, are all principal shareholders. The Registrant has obtained an independent opinion that the consideration received by the Company in the transaction is, under the circumstances, fair from a financial point of view to the Registrant, not including the Affiliated Shareholders.

      Exemption from registration under the Securities Act of 1933 (the "Act") is claimed by the Registrant for the issuance of the warrants and the sales of the common stock and preferred stock referred to above in reliance upon the exemption offered by Section 4(2) of the Act for transactions not involving a public offering. Each certificate evidencing such warrants and shares of common stock and preferred stock bears an appropriate restrictive legend, and "stop transfer" orders are maintained on the Registrant's stock transfer records against each holder named above. None of these transactions involved participation by any underwriter or a broker-dealer.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

      3.3 Certificate of Correction of Restated Certificate of Incorporation of New York Health Care, Inc.*

      3.4    Amendment to the Certificate of Incorporation filed
             October 17, 1996.*

      3.5    By-laws of the Company.*

      3.6 Amendment to the Certificate of Incorporation of the Company filed December 4, 1996.*

      3.7 Certificate of Designations, Rights and Preferences of New York Health Care, Inc. Class A Convertible Preferred Stock.

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

      10.5 Agreement between Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik, Sid Borenstein and the Company dated September 30, 1988.*

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

      10.31 Agreement for the Purchase of Accounts Receivable between the Company and 1667 Flatbush Avenue LLC dated July 8, 1996.

      10.32  401 (k) Plan for the Company.*

      10.33  Performance Incentive Plan for the Company.*

      10.34 Services Agreement between the Company and Heart to Heart Health Care Services, Inc., dated January 1, 1996.

      10.35 Employment Agreement by and between the Company and Gilbert Barnett dated August 27, 1996.*

      10.36 Assignment of lease dated October 8, 1996, lease dated September 30, 1995 and sublease dated May 1995 among the Company, as tenant, Prime Contracting Design Corp., as assignor, Bellox Realty Corp., as landlord and Nutriplus Corp., as subtenant.*

      10.37 Lease for 6 Gramatan Avenue, Mount Vernon, New York, 10550 by and between the Company and 6 Gramatan Avenue Corp. dated December 1, 1996.*

      10.38  Form of Financial Consulting Agreement with
             H.J. Meyers & Co., Inc.*

      10.39  Forms of Merger & Acquisition Agreement and Indemnification.*

      10.40 Consulting Agreement by and between the Company and H. Gene Berger dated July 30, 1997****

      10.41 Agreement between the Company and Heart To Heart Health Care Services, Inc. dated August 6, 1998.

      11     Computation of Earnings Per Common Share of the Company.

--------------
*     Incorporated  by  reference  to  Exhibits  filed as part of the  Company's
      Registration Statement on Form SB-2 under File No. 333-08152, which was declared effective on December 20, 1996.

** Incorporated by reference to Exhibits filed as part of the Company's Form 8-K report with an event date of December 8, 1997.

*** Incorporated by reference to Exhibits filed as part of the Company's Form 8-K report with an event date of February 8, 1998.

**** Incorporated by reference to Exhibits filed as part of the Company's Form 10-KSB report for the year ended December 31, 1997.

(b) Reports on Form 8-K. The Company filed a Form 8-K/A report report on June 8, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 1998

                                      NEW YORK HEALTH CARE, INC.

                                      By: /s/ David Grossman
                                         ---------------------------------------
                                         David Grossman
                                         Chief Financial and Accounting Officer