Form 10QSB
period 1998-09-30
NEW YORK HEALTH CARE INC
filed 1998-11-13
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 1998

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998

                                   A S S E T S

                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                        $   140,033
   Accounts receivable, net of allowance for
     uncollectible amounts of $167,252                                5,528,026
   Unbilled services                                                    409,440
   Prepaid expenses                                                     193,722
   Due from affiliates                                                    6,475
   Deferred tax assets                                                   45,000
                                                                    -----------
         Total current assets                                         6,322,696

Property and equipment, net                                             306,558
Intangibles                                                           3,057,347
Deposits                                                                 36,401
                                                                    -----------
         Total assets                                               $ 9,723,002
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accrued payroll                                                  $   647,884
   Note payable - bank                                                2,400,000
   Current maturities of long term debt                                 485,772
   Accounts payable and accrued expenses                                257,965
   Income taxes payable                                                 106,000
                                                                    -----------
         Total current liabilities                                    3,897,621
                                                                    -----------
Long-term debt, less current maturities                                 577,500
                                                                    -----------
Commitments, contingencies and other comments

Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000 shares authorized;
     480,000 issued and outstanding                                       4,800
   Common stock, $.01 par value, 12,500,000 shares authorized;
     3,760,000 shares issued                                             37,600
   Additional paid-in capital                                         4,676,157
   Retained earnings                                                    573,278
                                                                    -----------
                                                                      5,291,835
         Less: Treasury stock (30,105 common shares at cost)            (43,954)
                                                                    -----------
         Total shareholders' equity                                   5,247,881
                                                                    -----------
         Total liabilities and shareholders' equity                 $ 9,723,002
                                                                    ===========

                 See accompanying notes to financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                       For the Three Months Ended     For the Nine Months Ended
                                              September 30,                  September 30,
                                       --------------------------    ---------------------------
                                           1997           1998           1997           1998
                                       -----------    -----------    -----------    ------------
Net patient service revenue            $ 3,450,423    $ 5,067,945    $ 9,760,498    $ 14,955,211
                                       -----------    -----------    -----------    ------------
Expenses:
   Professional care of patients         2,463,792      3,442,066      6,867,931      10,303,463
   General and administrative              810,670      1,278,215      2,455,376       3,693,122
   Bad debts expense                        25,000         15,000         45,000          30,000
   Depreciation and amortization            13,424         55,949         36,876         150,149
                                       -----------    -----------    -----------    ------------
         Total operating expenses        3,312,886      4,791,230      9,405,183      14,176,734
                                       -----------    -----------    -----------    ------------
Income from operations                     137,537        276,715        355,315         778,477
                                       -----------    -----------    -----------    ------------
Nonoperating income (expenses):
   Interest income                                         13,000         12,218          44,770
   Other income                              9,185            165         12,748          14,255
   Interest expense                                       (86,971)       (12,995)       (238,408)
   Acquisition costs                       (17,163)                      (17,163)
                                       -----------    -----------    -----------    ------------
         Nonoperating income
            (expenses), net                 (7,978)       (73,806)        (5,192)       (179,383)
                                       -----------    -----------    -----------    ------------
Income before provision for
   income taxes                            129,559        202,909        350,123         599,094
                                       -----------    -----------    -----------    ------------
Provision (credit) for income taxes:
   Current                                  89,700         83,000        197,700         247,000
   Deferred                                (10,500)                      (19,500)
                                       -----------    -----------    -----------    ------------
                                            79,200         83,000        178,200         247,000
                                       -----------    -----------    -----------    ------------
Net income                             $    50,359    $   119,909    $   171,923    $    352,094
                                       ===========    ===========    ===========    ============

Basic and diluted earnings per share   $       .01    $       .03    $       .05    $        .09
                                       ===========    ===========    ===========    ============
Weighted average shares
    outstanding                          3,750,000      3,739,504      3,750,000       3,747,539
                                       ===========    ===========    ===========    ============
Diluted weighted average shares
    outstanding                          3,750,000      3,739,504      3,750,000       3,749,047
                                       ===========    ===========    ===========    ============

                 See accompanying notes to financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (Unaudited)

                                                           Preferred
                                   Common Stock              Stock           Additional            Treasury
                               ---------------------    ----------------      Paid-In               Stock     Retained
                                 Shares       Amount    Shares    Amount      Capital     Shares    Amount    Earnings     Total
                               ----------     ------    ------    ------    -----------   ------    ------    ---------   --------
Balance at January 1, 1998     3,750,000     $37,500                        $4,064,807                        $221,184   $4,323,491

Exercise of stock warrants
    on June 2, 1998               10,000         100                            16,150                                       16,250

Issuance of preferred stock
    on August 6, 1998 in
    exchange for promissory
    note ($1.25 per share)                              480,000   $4,800       595,200                                      600,000

Treasury stock purchased
    on June 28, 1998
    ($1.68 per share)                                                                     7,500   $(12,638)                 (12,638)

Treasury stock purchased
    during July and September
    ($1.39 average per share)                                                            22,605    (31,316)                 (31,316)

Net income                                                                                                     352,094      352,094
                               ---------     -------    -------   ------    ----------   ------   --------    --------   ----------

Balance at September 30,
   1998                        3,760,000     $37,600    480,000   $4,800    $4,676,157   30,105   $(43,954)   $573,278   $5,247,881
                               =========     =======    =======   ======    ==========   ======   ========    ========   ==========

                 See accompanying notes to financial statements.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                         September 30,
                                                     --------------------------
                                                        1997            1998
                                                     -----------    -----------
Cash flows from operating activities:
   Net income                                        $   171,923    $   352,094
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                      46,720        150,149
       Bad debts expense                                  45,000         30,000
       Deferred tax credit                               (19,500)
       Deferred revenue                                                 (36,000)
       Changes in operating assets and liabilities:
         Increase in accounts receivable and
            unbilled services                         (1,333,416)    (1,171,466)
         Increase in due from affiliates                                 (6,475)
         Decrease (increase) in prepaid expenses          88,801        (68,728)
         Increase in deposits                             (1,243)        (9,602)
         Decrease in accounts receivable due
            after one year                                              180,604
         Increase in accrued payroll                     103,598        290,410
         Increase (decrease) in accounts
            payable and accrued expenses                  97,958        (14,566)
         (Decrease) increase in income taxes
            payable                                      (72,715)         2,967
                                                     -----------    -----------
              Net cash used in operating activities     (872,874)      (300,613)
                                                     -----------    -----------
Cash flows from investing activities:
   Acquisition of fixed assets                           (65,884)      (113,714)
   Payments for the purchase acquisitions and
      associated costs                                                  572,295
   Costs incurred for future acquisitions                (95,280)
                                                     -----------    -----------
              Net cash used in investing activities     (161,164)      (686,009)
                                                     -----------    -----------
Cash flows from financing activities:
   Borrowings under notes payable                                     1,250,000
   Repayment of long-term debt                            (3,869)      (267,500)
   Net (charges) proceeds from issuance of common
     stock                                               (11,976)        16,250
   Purchase of treasury stock                                           (43,954)
                                                     -----------    -----------
              Net cash (used in) provided by
                 financing activities                    (15,845)       954,796
                                                     -----------    -----------
Net decrease in cash and cash equivalents             (1,049,883)       (31,826)
Cash and cash equivalents at beginning of period       1,188,450        171,859
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   138,567    $   140,033
                                                     ===========    ===========
Supplemental cash flow disclosure:
  Cash paid during the period for:
     Interest                                        $    12,995    $   238,408
                                                     ===========    ===========
     Income taxes                                    $   228,457    $   301,665
                                                     ===========    ===========
Supplemental schedule of noncash investing
  and financing activities:
   The Company purchased customer lists,
      furniture and fixtures and other
      intangibles which were partially
      acquired through the issuance
      of promissory notes                                           $ 1,730,000
                                                                    ===========
   The Company converted long-term debt to
      480,000 shares of preferred stock                             $   600,000
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

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE:

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. The warrants issued on June 2, 1998 and not exercised and certain stock options are included in the diluted earnings per share during the period that the exercise price was below the average market price. Certain other options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the stock. No dividends are payable on the Class A Convertible Preferred Stock until 1999 and are not cummulative. Accordingly, the 9% dividends have not been included in the diluted earnings per share computation.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4 - TREASURY STOCK:

In June 1998, the Corporation purchased 7,500 shares of common stock for the treasury at a cost of $12,638 and in July and September, purchased an additional 22,605 shares of common stock for $31,316. The treasury stock is shown at cost.

NOTE 5 - LINE OF CREDIT:

On January 26, 1998, the Corporation entered into a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. The line is collateralized by all property and assets of the Corporation. The Corporation has also guaranteed the line of credit. At September 30, 1998, $2,400,000 was outstanding. Certain borrowings under the agreement bear interest at prime plus 1/2% (8.75% at September 30, 1998), and other borrowings are due between October and December 1998 and bear interest between 8.1% and 8.2%.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The purchase price of $1,150,000 plus costs incurred in making the acquisition ($45,000), aggregating $1,195,000 exceeded the fair value of the net assets acquired at the date of acquisition by $1,175,000. The purchase price has been allocated to furniture and fixtures for $10,000; $55,000 was assigned to contract value and employee lists and $1,130,000 was assigned to goodwill.

NOTE 7 - EARNINGS PER SHARE:

Earnings per share are computed as follows:

                                                    For The Three              For The Nine
                                                    Months Ended               Months Ended
                                                    September 30,              September 30,
                                             -------------------------   -----------------------
                                                 1997         1998          1997         1998
                                             ----------   ------------   ----------   ----------
Basic and diluted earnings per
     share (note 2)

Earnings:
     Net income applicable to common stock   $   50,359   $    119,909   $  171,592   $  352,094
                                             ----------   ------------   ----------   ----------
Shares:
     Weighted average number of common
        shares outstanding - basic            3,750,000      3,739,504    3,750,000    3,747,539

     Incremental shares relating to
          stock options and warrants                                                       1,508
                                             ----------   ------------   ----------   ----------
Diluted weight average shares outstanding     3,750,000      3,739,504    3,750,000    3,749,047
                                             ==========   ============   ==========   ==========
Basic earnings per share                     $      .01   $        .03   $      .05   $      .09
                                             ==========   ============   ==========   ==========
Diluted earnings per share                   $      .01   $        .03   $      .05   $      .09
                                             ==========   ============   ==========   ==========


                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 8 - START UP COSTS:

During the nine month period ending September 30, 1998, the Corporation adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." Start-up activities which include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs, are expensed as incurred. The Company believes that there is no cumulative effect on the amount of retained earnings at December 31, 1998 resulting from the adoption of SOP 98-5. During the nine months ended September 30, 1998, there were no start-up costs.

NOTE 9 - ISSUANCE OF PREFERRED STOCK:

On August 6, 1998, the Board of Directors created a series of Preferred Shares to consist initially of 480,000 shares of Class A Convertible Preferred Stock. The holders of the Class A Convertible Preferred Stock shall be entitled to a dividend equal to 9% of the purchase price for shares of the Class A Convertible Preferred Stock before any dividend is paid on Common Stock. Dividends shall be payable quarterly commencing with the first calendar quarter of 1999 and are not cummulative. The holders of Class A Convertible Preferred Stock receive no preference on liquidation. The Class A Convertible Preferred Stock may be converted into one share of common stock at any time.

On August 6, 1998, Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which is the holder of the Corporation's promissory note in the face amount of $1,150,000 currently bearing interest at the rate of 9% per annum, converted $600,000 of the principal amount of that promissory note into 480,000 shares of the Corporation's newly authorized Class A Convertible Preferred Stock at a conversion price of $1.25 per share, each share of which is convertible at any time into shares of the Corporation's $.01 par value common stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein. Messrs. Braun, Rosenberg, Chitrik and Borenstein are officers or directors of the Corporation and together with Mr. Soroka are all principal shareholders. The Corporation has therefore obtained an independent opinion that the terms and conditions of the transaction are, under the circumstances, fair to the Corporation.

     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Nine months ended September 30, 1998 compared with the Nine months ended September 30, 1997.

Results of operations

Revenues for the nine months ended September 30, 1998 increased 53.2% to approximately $14,955,000 from approximately $9,760,000 for the nine months ended September 30, 1997. Approximately 3.4% or $332,000 of the increase is attributable to increased hours of service provided under existing and new contracts in the State of New York. The remaining increase of $4,863,000 is a result of the acquisition of seven offices in New Jersey in December 1997, February 1998 and March 1998.

Cost of professional care of patients for the nine months ended September 30, 1998 increased 50.0% to approximately $10,303,000 from approximately $6,868,000 for the nine months ended September 30, 1997. The increase resulted from hiring additional home health care personnel to service the increased business in New York and hiring the staff of the seven offices purchased in New Jersey. The cost of professional care of patients as a percentage of revenues decreased 1.5% to approximately 68.9% for the nine months ended September 30, 1998 from approximately 70.4% for nine months ended September 30, 1997. The decrease was primarily caused by reduced rates of unemployment taxes and workers compensation insurance as a result of the Company's improved experience ratings.

Selling, general and administrative expenses for the nine months ended September 30, 1998 increased 50.4% to approximately $3,693,000 from approximately $2,455,000 for the nine months ended September 30, 1997. The increase resulted primarily from the acquisition of seven offices in New Jersey. Selling, general and administrative expenses as a percentage of revenue decreased to 24.7% from 25.2% due to allocation of corporate overhead over a larger revenue base.

Interest expense for the nine months ended September 30, 1998 increased to approximately $238,000 as compared to approximately $13,000 for the nine months ended September 30, 1997, primarily as a result of increased borrowing to finance the purchases of the New Jersey offices and, secondarily, the need to fund the operations of these offices as the receivables grew to normal levels.

The  provision  for  Federal,  State and Local taxes for the nine  months  ended
September 30, 1998 increased to approximately $247,000 from approximately $179,000 for the nine months ended September 30, 1997. This increase is as a result of increased income for the period.

In view of the foregoing, net income for the nine months ended September 30, 1998 increased 105.2% to approximately $353,000 as compared to approximately $172,000 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

For the nine months ended September 30, 1998, net cash used in operations was $301,000 as compared to $873,000 during the nine months ended September 30, 1997, an decrease of $572,000 or 65.5%. The $301,000 used in the nine months ended September 30, 1998 was principally due to the approximately $991,000 increase in accounts receivable and unbilled services, offset by an approximately $275,000 increase in accounts payable, including payroll, and $352,000 in net income. Significant portions of the increased receivables and payables was from the recently acquired New Jersey offices. The $873,000 used in the nine months ended September 30, 1997 was principally due to the approximately $1,333,000 increase in accounts receivable and unbilled services, offset by an approximately $202,000 increase in accrued payroll and accounts payable and approximately $172,000 in net income. Net cash used in investing activities approximates $686,000 primarily for the acquisition of the four New Jersey offices. Net cash provided by financing activities for the nine months ended September 30, 1998 totaled $955,000 compared to the $16,000 used in the nine months ended September 30, 1997. Approximately $580,000 borrowed in the nine months ended September 30, 1998 was used for the acquisition of four of the offices in New Jersey and approximately $300,000 to fund their operation.

As of September 30, 1998, approximately $5,185,000 (approximately 53%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $4,185,000 (approximately 84%) as of September 30, 1997, a decrease of 31%. Such payors generally require substantial documentation in order to process claims. The decrease of accounts receivable from clients who are reimbursed by third-party payors as a percentage of total assets is the result of an increase in total assets due to the acquisition of intangible assets purchased with the New Jersey offices.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the nine months ended September 30, 1998, the Company's DSO was 104, compared to 116 days for the nine months ended September 30, 1997. The improvement of 12 days in DSO is the net effect of combining the New Jersey DSO's (which consist primarily of medicaid billings) of 37 days and the New York's DSO's which are 133 days.

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

Potential Regulatory Changes

There have been news reports concerning potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by future legislation which may be adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the Company's operations, there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources.

Year 2000 Issues

      The "Year 2000" Issue is the result of computer systems and programs using two digits rather than four digits to define the applicable year. Computer systems and programs that have date-sensitive applications may recognize a date using "00" as the year 1900 rather than the Year 2000. This can result in system failures or miscalculations causing disruption of operations including, but not limited to, complete system failures, erroneous results and inability to process transactions, send invoices, make payments or otherwise conduct normal business activities.

      The Company has initiated a "Year 2000" compliance program in which it has identified the following areas of significant risk; computer hardware, computer software and cash flow.

      The Company presently operates two independent computer networks; a Unix-based system for payroll and billing functions and a Windows NT-based system for other accounting, word processing and database functions. The Company's billing system is currently being modified by the software vendor and is expected to be Year 2000 compliant during the first quarter of 1999. The Windows NT-based system for the Company's general ledger and accounting software, as well as its Microsoft Office software package for word processing and database functions, are already Year 2000 compliant.

      The Company has obtained the services of an outside consultant to make an inventory of all of its computer hardware and software in all of its offices and to design and implement a communications network that will link all of the Company's facilities and computer systems. The principal focus of that assessment is on the Company's hardware and operating systems for its computer network and telephone system, which have the most significant effect on the Company's ability to conduct business in a normal manner. The new communications network, and all new hardware and software, will be Year 2000 compliant. At the present time, the Company anticipates replacing approximately 25 desktop computers which may not function properly on the Year 2000 compliant network, which is expected to be fully operational during the first quarter of 1999.

      The Company has begun formal communications with its significant payors and vendors to determine the extent to which the Company may be vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company's management believes that the failure of such vendors to remediate their Year 2000 issues in a timely manner will not have a material adverse effect upon the Company. However, there can be no assurance that the computer systems of such third parties will be remedied in a timely manner or that failures or incompatibility issues arising out of the remediation methods of such third parties will not have a material adverse effect on the Company. Management believes that, so long as the Company's ability to provide its services and process its payroll and billing is unaffected by Year 2000 issues, the Company's available line of credit will be adequate to sustain operations in the event significant payors are temporarily unable to make timely payment of their obligations to the Company.

      At the present time, the Company has a Year 2000 remediation budget of approximately $50,000; $25,000 of which is for the replacement of non-compliant hardware, $15,000 for consulting services and $10,000 for software and contingencies.

      The Company's assessment of its Year 2000 issues is based upon management's best estimates, which have been derived utilizing assumptions of future events, including the availability of certain resources, third-party modification plans and other factors, and there can be no assurance that management's assessment of the Company's Year 2000 issues will not have to be revised as a result of Year 2000 compliance problems which may be revealed in the future and which could have a material adverse effect on the Company.

Item 5.  Other Information.

      The following information relates to the period covered by this report and has not previously been reported on Form 8-K:

      (a) Set forth below is information reporting the Registrant's use of proceeds of its initial public offering as of September 30, 1998.

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

            (iv) The amount of expenses incurred for the Registrant's account in connection with the issuance and distribution of the securities of its initial public offering consisted of the following, none of which involved either direct or indirect payments to affiliates of the Registrant:

        Underwriting discounts and commissions                   $500,000
        Expenses paid to or for underwriters(1)                   150,000
        Other expenses                                            510,966
                                                               ----------
                 Total expenses                                $1,160,966

            The total net offering proceeds to the Registrant after the total expenses set forth above was $3,839,034.

            (v) The following is the amount of net offering proceeds which have been used for each of the purposes listed below as of September 30, 1998.

                Acquisition of other businesses                  $2,711,663
                Funding of infusion therapy division (2)         $   45,000
                Funding of pediatric division (3)                      --
                Establishment of new branch offices (4)          $   14,644
                Sales and marketing                              $  143,000
                Establishment of new principal office            $  106,283
                Upgrade of facilities and computer systems       $  113,132
                Working capital (2),(3),(4),(5)                  $  705,312

      The uses and proceeds described above and in the footnotes below do not represent a material change in the uses of proceeds described in the Registrant's December 20, 1996 prospectus. A portion of the proceeds allocated to acquisition of other businesses were used to acquire the home care business assets of Heart to Heart Healthcare Services, Inc. ("Heart to Heart"), which is an affiliate of the Registrant as described in footnote 6 below.

      The Registrant's current bank credit lines have increased from $3,500,000 to $6,000,000 (after the repayment noted above) of which $2,400,000 has been utilized as of September 30, 1998. The Registrant will draw down from its bank credit lines, as disclosed in the prospectus, to fund the additional uses of proceeds which remain unfunded.
---------------
1. Expenses paid to or for underwriters does not include a $72,000 payment made to H.J. Meyers & Co., Inc. for the two-year financial consulting services fee as disclosed in the Underwriting section in the first paragraph on page 41 of the Registrant's December 20, 1996 prospectus.

2. Working capital of approximately $30,000 has also been used to fund the infusion therapy division receivables.

3. Working capital of approximately $70,000 has been used to fund the pediatric division receivables.

4. The balance of the $500,000 use of proceeds allocation for establishing new branch offices has been used for that purpose in the acquisition of other businesses.

5. Approximately $400,000 of working capital has been used to finance the receivables of the seven New Jersey branch offices which were acquired from other businesses.

6. Heart to Heart Health is the holder of the Registrant's promissory note in the face amount of $550,000 currently bearing interest at the rate of 9% per annum after having converted $600,000 of the principal amount of that promissory note into 480,000 shares of the Registrant's Class A Convertible Preferred Stock at a conversion price of $1.25 per share, each share of which is convertible at any time into shares of the Registrant's $.01 par value common stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein (the "Affiliated Shareholders"). Messers. Braun, Rosenberg, Chitrik and Bornstein are officers or directors of the Registrant and, together with Mr. Soroka, are all principal shareholders. The Registrant obtained an independent opinion that the consideration received by the Company in the transaction was, under the circumstances, fair from a financial point of view to the Registrant, not including the Affiliated Shareholders.

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

      3.3 Certificate of Correction of Restated Certificate of Incorporation of New York Health Care, Inc.*

      3.4    Amendment to the Certificate of Incorporation filed
             October 17, 1996.*

      3.5    By-laws of the Company.*

      3.6 Amendment to the Certificate of Incorporation of the Company filed December 4, 1996.*

      3.7 Certificate of Designations, Rights and Preferences of New York Health Care, Inc. Class A Convertible Preferred Stock.*****

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

      10.38  Form of Financial Consulting Agreement with
             H.J. Meyers & Co., Inc.*

      10.39  Forms of Merger & Acquisition Agreement and Indemnification.*

      10.40 Consulting Agreement by and between the Company and H. Gene Berger dated July 30, 1997****

      10.41 Agreement between the Company and Heart To Heart Health Care Services, Inc. dated August 6, 1998.*****

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

***** Incorporated  by reference to Exhibits filed as part of the Company's Form
      10-QSB report for the quarter ended June 30, 1998.

(b) Reports on Form 8-K. The Company has not filed reports during the third quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 1998

                                      NEW YORK HEALTH CARE, INC.

                                      By: /s/ David Grossman
                                         ---------------------------------------
                                         David Grossman
                                         Chief Financial and Accounting Officer