Form 10KSB
period 1998-12-31
NEW YORK HEALTH CARE INC
filed 1999-04-15
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended:  December 31, 1998

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

State issuer's revenues for its most recent fiscal year.  $20,223,674

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty
(60) days. $1,510,038 (as of 4/13/99).

                         (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities under a plan confirmed by a court.
Yes __    No __

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 3,708,030

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

     The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

          (a) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the form of healthcare reform legislation, which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

          (b) The Company derives substantial portions of its revenues from third-party payers including, both directly and indirectly, government reimbursement programs such as Medicare and Medicaid and some portions of its revenues from non-governmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both government and non-government payers have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and non-governmental payer programs will be sufficient to cover the costs allocable to eligible patients. The Company cannot predict whether or what proposals or cost-containment measures will be adopted or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the Company.

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

     The Company operates in all five boroughs of New York City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. The Company's services are supplied principally pursuant to contracts with health care institutions and agencies such as various county departments of social services, Beth Abraham Health Services in the Bronx and Westchester County, Kingsbridge Medical Center, Mt Sinai Medical Center, Coram Network, Aetna US Healthcare, Prudential Tri-State, Olsten and New York Methodist Hospital.

      As a result of recent acquisitions, described elsewhere in this annual report, the Company also operates in Budd Lake, Edison, Shrewsbury, Toms River, East Orange and Hackensack, New Jersey, where it recently acquired branch offices whose operations are being integrated with the Company's existing branch office structure.

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

      On February 22, 1999 NYHC Newco completed the acquisition of the assets of a home health care office in Shrewsbury, New Jersey, formerly owned by Staff Builders Services, Inc. for the purchase price of $65,000. The newly acquired Shrewsbury office had generated annualized revenues of approximately $600,000 by providing home care services throughout Central New Jersey.

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

     The Company maintains its principal offices at 1850 McDonald Avenue, Brooklyn, NY 11223, telephone (718) 375-6700.

Industry Background.

     The home health care industry has grown substantially over the past decade according to published industry information. In 1997, HCFA estimated that 3.4 million enrollees received fee-for-service home health services in 1997, representing a greater than 40% rise from the number of home health recipients in 1990. For the period 1990-1997, Medicare home health expenditures increased from $3.9 billion to an estimated $17.2 billion. Most of the rise in spending occurred as a result of the increase in visits, from 70 million inn 1990 to an estimated 270 million in 1997. Medicaid home health benefits between 1994 and 1997 have increased from approximately $7 billion and $12 billion. The Company believes that the primary reasons for the growth in the home health care market include the aging of the U.S. population; the realization of substantial cost savings through treatment at home as an alternative to hospitalization; advances in medical technology which have enabled a growing number of treatments to be provided in the home rather than requiring hospitalization; the general preference of patients to receive treatment in a familiar environment; reductions in the length of hospital stays as a result of increasing cost containment efforts in the health care industry; growing acceptance within the medical profession of home health care and the rapid increase in the incidence of AIDS-related diseases and cancer.

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

   Cost Effectiveness of Home Health Care Services.

      National health care expenditures increased from approximately $697 billion in 1990 (12.6% of the United States gross national product) to approximately $1,008 billion in 1995 (14.2% of the United States gross national product) and approximately to $1,147 billion in 1998 and is projected to increase to more than $1,481 billion (15.9% of the United States cross national product) by the year 2000. In response to rapidly rising costs, governmental and private payers have adopted cost containment measures that encourage reduced hospital admissions, reduced lengths of stay in hospitals and delayed nursing, home admissions. Changes in hospital reimbursement methods under Medicare from a cost-based method to a fixed reimbursement method based on the patient's diagnosis have created an incentive for earlier discharge of patients from hospitals. These measures have in turn fostered an increase in home health care which, when appropriate, provides medically necessary care at significantly less expense than similar care provided in an institutional setting.

   Advances in Technology.

      Advances in technology in the past decade now enable patients who previously required hospitalization to be treated at home. For example, the development of a compact and portable phototherapy blanket performing the same functions as bilirubin lighting systems in hospitals for the treatment of newborn children with jaundice, a common condition, permits these infants to be treated at home. Prior to the development of this device, these infants were kept in the neonatal unit of a hospital even after the mother was discharged. This practice delayed mother-infant bonding, made breast-feeding difficult and otherwise caused substantial inconvenience and concern to families at a time when the mother was in a weakened state. Similar advances have been made in home infusion therapy (which is provided by the Company) and rehabilitation equipment permitting treatments at home, which used to require hospital settings for pediatric and adult populations.

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

   Incidences of AIDS and Cancer.

     Increases in the incidence of AIDS/HIV infections and cancer have also been responsible for a significant portion of the growth in the home care market. As of June 1998, 665,357 cases of AIDS had been reported to the Center for Disease Control (not including those with less advanced HIV who could still benefit from treatment). During their treatment, AIDS/HIV patients may receive several courses of infusion and other therapies typically administered by infusion therapy companies, including AZT, aerosolized Pentamidine(TM), antibiotics and nutritional support. The Company presently provides a limited amount of infusion therapy with pharmaceuticals provided by licensed suppliers. The Company plans to expand its infusion therapy operations during the next year. See "Home Health Care Services."

     The National Cancer Institute estimates that 8.2 million of Americans alive today have a history of cancer. About 1,221,800 new cancer cases are expected to be diagnosed in 1999. Cancer treatment is one of the fastest growing segments of outpatient infusion therapy due to increasing numbers of patients and new technologies that allow for the therapy's safe and effective administration in the home and at alternate site locations. Over the course of their treatment, cancer patients may require a range of infusion therapies, including chemotherapy, pain management and nutritional support.

     (b) Financial Information About Industry Segments

         Not Applicable

     (c) Narrative Description of Business

     The Company currently offers a broad range of support services, including assistance with personal hygiene, dressing and feeding, meal preparation, light housekeeping and shopping, and, to a limited extent, physical therapy and standard skilled nursing services such as the changing of dressings, injections, catheterizations and administration of medications. The Company's personnel also train patients in their own care, monitor patient compliance with treatment plans, make reports to the physicians and process reimbursement claims to third-party payers. Among the paraprofessionals and nurses supplied by the Company are those fluent in Spanish, Yiddish and Russian as well as personnel knowledgeable in the requirements and practices of Kosher homes.

Home Health Care Services

      The Company's home health care services are provided principally by its professional and paraprofessional staff, who provide personal care to patients and, to a lesser extent, by its skilled nursing staff, who provide various therapies employing medical supplies and equipment and infusion therapy. Personal care and nursing services for a particular patient can extend from a few visits to years of service and can involve intermittent or continuous care. Approximately 70% of the Company's total net revenues in 1998 were attributable to services by its paraprofessional staff.

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

     The Company is approved by the New York State Department of Health to train "Home Health Aides" and by the New York Department of Social Services to train "Personal Care Aides." The Company is also approved by the Board of Nursing in New Jersey to train "Certified Home Health Aides". Medicaid provides reimbursement for services performed by both Home Health Aides and Personal Care Aides, while Medicare provides reimbursement only for the services provided by Home Health Aides. In order to provide a qualified and reliable staff, the Company continuously recruits, trains, provides continuing education for and offers benefits and other programs to encourage retention of its staff. Recruiting is conducted primarily through advertising, direct contact with community groups and employment programs, and the use of benefits programs designed to encourage new employee referrals by existing employees.

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

     All nurses hired by the Company must have at least one year of current, verifiable experience, including references and license verification. All nurses working in specialty areas, must have at least two years of experience.

     While the provision of licensed professional nursing services accounted for less than 30% of the Company's net revenues in 1998, the Company has expanded its maternal/child care and infusion therapy operations in its existing markets as well as new Geographic locations. See "Company Strategy."

Company Strategy

     The Company continues to move rapidly towards its objective to become a comprehensive provider of efficient and high quality home health care to an increased share of expanding markets. The primary elements of the Company's strategy to achieve this objective are geographic expansion of its branch office network by investment in additional branch offices and by the acquisition of other home health care companies, and by expansion of the services provided by its licensed professional nurses, principally in the areas of infusion therapy, pediatrics and maternal/child care. The Company intends to initially concentrate its expansion efforts in its current market areas and the counties surrounding those market areas. In addition to expansion into geographic areas in proximity to the Company's current branch offices, the Company will generally seek to enter and expand into new metropolitan areas in the Northeast and Southeast regions of the United States which have large patient populations and, in particular, patients traveling between these regions.

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

      On February 22, 1999, NYHC Newco completed the acquisition of the assets of a home health care office in Shrewsbury, New Jersey, formerly owned by Staff Builders Services, Inc., for a purchase price of $65,000. The newly acquired Shrewsbury office generated annualized revenues of approximately $600,000 by providing home care services throughout central New Jersey.

      The Company management believes that it has successfully integrated all of its acquisitions, with minimum interruptions to its daily operations. This has been accomplished by the formation of a mergers and acquisitions ("M&A") group, which includes Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Clinical Operations. The Company has integrated its billing, payroll and clinical services to all new locations to ensure they meet its high quality standards. The experience acquired during this process should allow the Company to continue down its path of significant M&A activity in order to become one of the leading home health agencies in the New York metropolitan area.

     The Company is accounting for each of these acquisitions as a "purchase" in accordance with Generally Accepted Accounting Principles.

   Branch Offices

     The home health care industry is, fundamentally, a local one in which both the patients and the referral sources (such as hospitals, home health agencies, social service agencies and physicians) are located in the local geographic area in which the services are provided. The Company seeks to serve local market needs through its branch office network, run by branch managers who are responsible for all aspects of local office decision-making, including recruiting, training, staffing, and marketing. In December 1997, the Company acquired three branch offices in West Orange, Budd Lake and Jersey City, New Jersey. In February 1998, the Company acquired an additional three branch offices in Edison, Shrewsbury and Toms River, New Jersey. In March 1998, the Company acquired another two branch offices in East Orange and Hackensack, New Jersey. In February 1999, the Company acquired the assets of a branch office of Staff Builders in Shrewsbury, New Jersey. See Item 1(a) - General Development of Business; Item 2 - Description of Properties; Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; and Item 12 - Certain Relationships and Related Transactions. The Company intends to open additional branch offices in New York State, subject to entering agreements with the local New York Department of Social Services agencies. In addition, the Company hopes to expand further into New Jersey, Pennsylvania and Connecticut in order to offer a wider geographic coverage to the health maintenance organizations ("HMO's") and health care insurance organizations with which it deals, and to add additional organizations. This further expansion is subject to the completion of market surveys in the various locations to ascertain the extent to which existing home care medical needs are not being met as well as competition and recruitment issues.

   Expansion of Infusion Therapy

     The Company presently provides infusion therapy service to patients, utilizing pharmaceuticals provided by licensed suppliers. Management believes that the total market for home infusion therapy is continuing its growth and that increasing the provision of infusion therapy will build on the Company's strength in providing nursing services, because such therapies generally require administration by specialty nurses. The Company will also seek to supply infusion therapy patients with the other home health care services and therapies which they often require and which are offered by the Company. While the Company has no current commitments to establish infusion therapy facilities, it intends to pursue the establishment of such facilities in order to increase its very small market share. However, there can be no assurance that the Company will expand its infusion therapy business or, if expanded, that it will conduct such a business on a profitable basis.

   Professional Care Resources

     The Company intends to continue its expansion of its maternal/child care division, Special Deliveries, as well as its pediatric care programs in order to meet the needs which management believes are being created by early discharge programs. The existing referral base utilized by the Company from the various agencies, social workers, case managers and physicians will be used to meet what management perceives to be a need not being met by the current pool of home health care agencies. The Company expects that the expansion of this program will require the hiring of an additional service directors with an extensive background in pediatrics to assist the Directors of Nursing in each of the Company's branch offices. Additional support staff will also be required, as well as new training, materials, assistant directors, coordinators and marketing staff. The Company also expects that expansion of the Special Deliveries division will result in the acquisition of additional office facilities.

Organization and Operations

     The Company operates 24 hours a day, seven days a week, to receive referrals and coordinate services with physicians, case managers, patients and their families. The Company provides services through its 12 principal and branch offices and three recruitment and training, offices. The Company seeks to achieve economies of scale by having each branch office serve a large patient population. Each office conducts its own marketing efforts, negotiates contracts with referral sources, recruits and trains professionals and paraprofessionals and coordinates patient care and care givers. Each office is typically staffed with a branch manager, director of nursing, nursing supervisor, home care coordinators, clerical staff and nursing services staff.

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

   Referral Sources

     The Company obtains patients primarily through contracts, referrals from hospitals, community-based health care institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of the Company's net revenues in 1998. The Company generally conducts business with most of its institutional referral sources, including those referred to below, under one-year contracts which fix the rates and terms of all future referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to the Company and the Company bills the referral sources for services provided to patients. These contracts also generally designate the kinds of services to be provided by the Company's employees, liability insurance requirements, billing and recordkeeping responsibilities, complaint procedures, compliance with applicable laws, and rates for employee hours or days depending on the services to be provided. Approximately 150 such contracts were in effect as of December 31, 1998.

     One or more referring institutions have accounted for more than 5% of the Company's net revenues during the Company's last two fiscal years, as set forth in the following table:

                                                 Percentage of Net Revenues
   Referring Institution                            1998            1997
   ---------------------                         -----------      ---------
   New Jersey Medical Assistance Program            21.4%             .7%
   County Departments of Social Services(l)         18.6%           22.7%
   Beth Abraham Health Services                      8.3%           10.0%
   Kingsbridge Medical Center                        5.5%            6.4%
   Center for Nursing and Rehabilitation             2.7%            5.0%

----------
(1) The various county departments of social services are funded by the New York State Department of Health which, as of October 1, 1996, assumed the responsibility for the overall administration of Medicaid programs in New York formerly administered by the New York Department of Social Services.

     Overall, the Company's ten largest referring institutions accounted for approximately 67% of net revenues for 1998 and 68% of net revenues for 1997.

   Billing and Collection

     The Company screens each new case to determine whether adequate reimbursement will be available and has developed substantial expertise in processing claims. The Company makes a concerted effort to provide complete and accurate claims data to the relevant payer sources in order to accelerate the collectibility of its accounts receivable.

      Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the year ended December 31, 1998, the Company's DSO was 103, compared to 122 days for the year ended December 31, 1997. The improvement of 19 days in DSO is the net effect of combining the New Jersey DSO's (which consist primarily of medicaid billings) of 39 days and the New York's DSO's which are 135 days.

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

   Reimbursement

      The  Company  is  reimbursed  for its  services,  primarily  by  referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State and New Jersey Medicaid programs constitute the Company's largest reimbursement source, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of the Company's referring institutions. For 1997 and 1998, payments from referring institutions which receive direct payments from Medicare and Medicaid, together with direct reimbursement to the Company from Medicaid, accounted for approximately 94% and 95%, respectively, of net revenues. For the same periods, a significant number of referring institutions with home health care programs accounted for approximately 69% and 54%, respectively, of net revenues for 1997 and 1998. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 6% and 5% of net revenues for the calendar years 1996 and 1997, respectively.

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

     Third party payers, including Medicaid, Medicare and private insurers, have taken extensive steps to contain or reduce the costs of health care. These steps include reduced reimbursement rates, increased utilization review of services and negotiated prospective or discounted pricing and adoption of a competitive bid approach to service contracts. Home health care, which is generally less costly to third party payers than hospital-based care, has benefited from many of these cost containment measures.

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

Quality Assurance

     The Company has established a total quality management program including a quality assurance program to ensure that its service standards are implemented and that the objectives of those standards are met. The Company believes that it has developed and implemented service standards that comply with or exceed the service standards required by JCAHO. The Company received "Accreditation" from JCAHO after its triannual survey in November 1997. In February 1996, the Company was selected by the University of Colorado Health Sciences Center as one of only 22 home health care agencies participating in a two to three year study known as the New York State Outcome-Based Quality Improvement in Home Care Demonstration project being funded by the New York State Department of Health, by reason of the Company's commitment to both quality assurance and improvement. The Company believes that its reputation for quality patient care has been and will continue to be a significant factor in its success. An adverse determination by JCAHO regarding the Company on any branch office could adversely affect the Company's reputation and competitive position.

     The Company's quality assurance program includes the following:

     Quality Advisory Board. The Company maintains a Professional Advisory Board for its branch offices, which consists of a physician, nursing professionals and representatives of branch management. The Professional Advisory Board identifies problems and suggests ways to improve patient care based on internal quality compliance audits and clinical and personnel record reviews.

     Internal Quality Compliance Review Process. Periodic internal reviews are conducted by the Company's management to ensure compliance with the documentation and operating procedures required by state law, JCAHO standards and internal standards. Written reports are forwarded to the director of nursing and branch managers. The Company believes that the internal review process is an effective management tool for the director of nursing and branch managers.

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

     In addition, the Company is subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws (which relate, among other things, to the disposal, transportation and handling of hazardous and infectious wastes). None of these laws and regulations has had a material adverse effect on the Company's business or competitive position or required material expenditures on the part of the Company, although no assurance can be given that such will continue to be the case in the future.

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

Competition

     The home health care market is highly fragmented and significant competitors are often localized in particular geographical markets. The Company's largest competitors include U.S. Home Care, Inc., Star Multicare, Inc., Pediatric Services of America, Inc., Patient Care, Inc., Plaza Nurses Agency, Inc. and Personal Touch Home Care Services, Inc. The home health care business is marked by low entry costs. The Company believes that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which the Company presently competes in home health care have substantially greater financial and human resources than the Company. The Company also competes with many other small temporary medical staffing agencies.

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

Employees

     On March 31, 1999, the Company had 1,335 employees, of whom 85 are salaried, including 3 executive officers, 1 vice president of operations, 2 regional managers, 1 program director, 1 administrative director of field operations, 9 branch managers, 8 directors of nursing, 7 nursing supervisors, 1 director of patient services, 22 accounting/clerical staff and 30 field staff supervisors. The remaining 1,250 employees are paid on an hourly basis and consist of professional and paraprofessional employees. None of the Company's employees are compensated on an independent contractor basis. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

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

      In December 1996 the Company successfully completed an initial public offering ("IPO") with H.J. Meyers & Co., Inc., as underwriter (the "Underwriter") in which it issued 1,250,000 shares of Common Stock at a price of $4.00 per share. This offering resulted in net proceeds to the Company, after the payment of all costs relating to the offering, of $3,765,703.

     The following is the amount of net offering proceeds which have been used for each of the purposes listed below as of December 31, 1998.

    Acquisition of other businesses                      $2,711,663
    Funding of infusion therapy division (1)             $   45,000
    Funding of pediatric division (2)                         --
    Establishment of new branch offices (3)              $   92,593
    Sales and marketing                                  $  143,000
    Establishment of new principal office                $  106,283
    Upgrade of facilities and computer systems           $  153,132
    Working capital (1)(2)(3)(4)                         $  587,363

     The uses and proceeds  described  above and in the  footnotes  below do not
represent  a  material  change  in  the  uses  of  proceeds   described  in  the
Registrant's December 20, 1996 prospectus.

1. Working capital of approximately $30,000 has also been used to fund the Company's infusion therapy division receivables.

2. Working capital of approximately $70,000 has been used to fund the Company's pediatric division receivables.

3. The balance of the $500,000 use of proceeds allocation for establishing new branch offices has been used for that purpose in the acquisition of other businesses.

4. Approximately $400,000 of working capital has been used to finance the receivables of the eight New Jersey branch offices which were acquired from other businesses.

      The Registrant's current bank credit lines have increased from $3,500,000 to $6,000,000 (after the repayment noted above) of which $2,600,000 has been utilized as of December 31, 1998. The Registrant will draw down from its bank credit lines, as disclosed in the prospectus, to fund the additional uses of proceeds which remain unfunded.

     A portion of the proceeds allocated to acquisition of other businesses were used to acquire the home care business assets of Heart to Heart Healthcare Services, Inc. ("Heart to Heart"), which was an affiliate of the Registrant as described below.

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

     The Company currently has outstanding 480,000 of its Class A Convertible Preferred Stock, each share of which is convertible into one share of its common stock.

Transfer Agent

     Continental Stock Transfer & Trust Company, New York, New York, is the transfer agent for the shares of Common Stock.

Item 2.  DESCRIPTION OF PROPERTIES.

     The Company's principal place of business is a one-story commercial building of approximately 6,000 square feet located at 1850 McDonald Avenue, Brooklyn, New York 11223, which is leased from an unaffiliated person. The lease is for a period ending March 31, 2000 and is subject to a renewal option for five years in favor of the Company. The rent is $5,200 per month and is subject to annual increases, beginning April 1, 1997, equal to 4% of the total prior year's monthly rent and all increases in real estate taxes for the original and renewal terms. The Company recently recaptured a 2,500 square foot sublet portion to house its new HRA division.

     The Company acquired the lease and sublease from an unaffiliated person pursuant to an agreement dated October 8, 1996 in consideration for $90,000.

     The table below sets forth certain information with respect to each of the Company's existing branch and recruitment office locations, all of which are leased from non-affiliated lessors.

                                                               Lease Terms
                                           Approximate   ----------------------
                                Opening    Square         Expiration   Annual
         Location               Date       Footage        Date         Rental(l)
         --------               ----       -------        ----         ---------

Kings County (2)
Branch Office
1667 Flatbush Avenue
Brooklyn, NY 11210              11/95      2,000          11/01/99     $41,674

Nassau County
Branch Office
175 Fulton Avenue
Hempstead, NY 11550              9/93      1,600          10/31/03     $24,225

Westchester County
Branch Office
6 Gramatan Avenue
Mt. Vernon, NY 10550            12/96      2,000          10/30/01     $25,200

Rockland County
Branch Office
49 South Main Street
Spring Valley, NY 10977         10/94      1,500           9/30/00     $17,568

Orange County
Branch Office
45 Grand Street
Newburgh, NY 11250               9/92      1,500           4/30/01     $10,800

Queens
Recruitment Office
91-31 Queens Blvd.
Elmhurst, NY 11373              10/95        500          10/31/00     $11,400

Staten Island
Recruitment Office
37 New Dorp Plaza
Staten Island, NY 10306          6/97        500           5/31/98     $ 9,300

White Plains (3)
Recruitment Officer
237 Mamaroneck Avenue
White Plains NY 10605          1/12/99       500           1/31/99     $ 6,915

West Orange
Branch Office (4)
111 Northfield Avenue
Suite 310
West Orange, NJ 07052           12/97      1,500          12/31/99     $28,424

Jersey City
Branch Office
2780 Kennedy Blvd.
Jersey City, NJ 07306           12/97      1,000           4/01/01     $17,400

Budd Lake
Branch Office
389 Route 46
Budd Lake, NJ 07828             12/97      1,700          11/30/01     $12,000

Shrewsbury
Branch Office
167 Avenue at the Commons,
Suite 11B
Shrewsbury, NJ 07702             2/98        700           2/28/01     $ 8,601

Toms River
Branch Office
617 Highway 37 West
Toms River, NJ 08753             2/98      2,400           5/01/01     $28,200

Edison
Branch Office
85 Route 27
Edison, NJ 08820                 2/98      1,500           5/31/99     $13,680

East Orange
Branch Office
60 Evergreen Place
East Orange, NJ 07018            3/98      1,500           8/31/02     $19,200

Hackensack
Recruitment Office
144 Main Street
Suite 212
Hackensack, NJ 07601             5/97        300           6/30/99     $ 4,140

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

(3)  The Company did not renew this lease.

(4) The Company's West Orange location has been merged into the East Orange office.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Registrant's security holders during the fourth quarter of 1998 through the solicitation of proxies or otherwise.

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

                            High          Low
                            ----          ---
Fiscal 1998
-----------
First  Quarter              3.50          1.50
Second Quarter              1.958         1.562
Third  Quarter              1.50          1.125
Fourth Quarter              1.187          .83

Fiscal 1999
-----------
First  Quarter              1.312          .771


     At March 26, 1999 the Company had 49 holders of record and more than 492 beneficial holders of its shares of Common Stock.

     On April 13, 1999, the last sale price of the shares of Common Stock as reported by NASDAQ was $1.250 per share.

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Fiscal year ended December 31, 1998 compared with fiscal year ended December 31, 1997.

Results of operations

      Revenues for the year ended December 31, 1998 increased 52.9% to approximately $20,224,000 from approximately $13,231,000 for the year ended
December 31, 1997. Approximately 5.4% or $380,000 of the increase is attributable to increased hours of service provided under existing and new contracts in the State of New York. The remaining increase of $6,613,000 is a result of the acquisition of seven offices in New Jersey in December 1997, February 1998 and March 1998.

Cost of professional care of patients for the year ended December 31, 1998 increased to approximately $13,795,000 from approximately $9,248,000 for the year ended December 31, 1997. The increase resulted from hiring additional home health care personnel to service the increased business in New York and hiring the staff of the seven offices purchased in New Jersey. The cost of professional care of patients as a percentage of revenues decreased 1.7% to approximately 68.2% for the year ended December 31, 1998 from approximately 69.9% for year ended December 31, 1997. The decrease was primarily caused by reduced rates of unemployment taxes and workers compensation insurance as a result of the Company's improved experience ratings.

Selling, general and administrative expenses for the year ended December 31, 1998 increased to approximately $5,237,000 from approximately $3,535,000 for the year ended December 31, 1997. The increase resulted primarily from the acquisition of seven offices in New Jersey. Selling, general and administrative expenses as a percentage of revenue decreased to 25.9% from 26.7% due to allocation of corporate overhead over a larger revenue base.

Interest expense for the year ended December 31, 1998 increased to approximately $321,000 as compared to approximately $22,000 for the year ended December 31, 1997, primarily as a result of increased borrowing to finance the purchases of the New Jersey offices and, secondarily, the need to fund the operations of these offices as the receivables grew to normal levels.

The provision for Federal, State and Local taxes for the year ended December 31, 1998 increased to approximately $256,000 from approximately $187,000 for the year ended December 31, 1997. This increase is as a result of increased income for the period.

In view of the foregoing, net income for the year ended December 31, 1998 increased 85.3% to approximately $341,000 as compared to approximately $184,000 for the year ended December 31, 1997.

Liquidity and Capital Resources

For the year ended December 31, 1998, net cash used in operations was $309,000 as compared to $1,413,000 during the year ended December 31, 1997, a decrease of $1,104,000 or 78.1%. The $295,000 used in the year ended December 31, 1998 was principally for interest paid on liabilities incurred for the purchases of the New Jersey offices. The $1,413,000 used in the year ended December 31, 1997 was principally due to the approximately $1,930,000 increase in accounts receivable and unbilled services, offset by an approximately $264,000 increase in accrued payroll and accounts payable and approximately $184,000 in net income, whereas the increase in accounts receivable in 1997 was primarily the result of the sale of receivables in 1996 and their subsequent growth back to normal levels. Net cash used in investing activities approximates $726,000 primarily for the acquisition of the New Jersey offices. Net cash provided by financing activities for the year ended December 31, 1998 totaled $1,056,000 compared to the $1,132,000 provided in the year ended

December 31, 1997. Approximately $800,000 borrowed in the year ended December 31, 1998 was used for the acquisition of the New Jersey offices and $70,000 was used to fund the start up of the HRA contract, which began servicing patients on January 6, 1999.

As of December 31, 1998, approximately $5,869,000 (approximately 59%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $4,748,000 (approximately 74%) as of December 31, 1997, a decrease of 15%. Such payors generally require substantial documentation in order to process claims. The decrease of accounts receivable from clients who are reimbursed by third-party payors as a percentage of total assets is the result of an increase in total assets due to the acquisition of intangible assets purchased with the New Jersey offices in 1998.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the year ended December 31, 1998, the Company's DSO was 103, compared to 122 days for the year ended December 31, 1997. The improvement of 19 days in DSO is the net effect of combining the New Jersey DSO's (which consist primarily of medicaid billings) of 39 days and the New York's DSO's which are 135 days.

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

      The Company presently operates two independent computer networks; a Unix-based system for payroll and billing functions and a Windows NT-based system for other accounting, word processing and database functions. The Company's billing system has been modified by the software vendor and is expected to be Year 2000 compliant. The Company expects to complete testing of the software by the end of the second quarter of 1999. The Windows NT-based system for the Company's general ledger and accounting software, as well as its Microsoft Office software package for word processing and database functions, are already Year 2000 compliant.

      The Company has obtained the services of an outside consultant to make an inventory of all of its computer hardware and software in all of its offices and to design and implement a communications network that will link all of the Company's facilities and computer systems. The principal focus of that assessment is on the Company's hardware and operating systems for its computer network and telephone system, which have the most significant effect on the Company's ability to conduct business in a normal manner. The new communications network, and all new hardware and software, will be Year 2000 compliant. At the present time, all computers in the corporate headquarters have been replaced. Upgrading and implementation of the new system will be completed at the branch office level in the second quarter of 1999, where the Company anticipates replacing approximately 25 desktop computers which may not function properly on the Year 2000 compliant network, which is expected to be fully operational during the second quarter of 1999.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

NEW YORK HEALTH CARE, INC.:

     Independent Auditors' Report                                     28

     Consolidated Balance Sheet at December 31, 1998                  29

     Consolidated Statements of Income for the Years Ended
        December 31, 1997 and 1998                                    30

     Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 1997 and 1998                       31

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997 and 1998                                    32

     Notes to Consolidated Financial Statements                       42-47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New York Health Care, Inc.

We have audited the accompanying consolidated balance sheet of New York Health Care, Inc. and Subsidiary (the "Corporation") as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Health Care, Inc. and Subsidiary as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.

                                          M.R. Weiser & Co.LLP
                                          Certified Public Accountants

New York, NY
March 29, 1999

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                   A S S E T S

Current assets:
   Cash and cash equivalents                                        $   192,675
   Accounts receivable, net of allowance for uncollectible
     amounts of $168,000                                              5,722,406
   Unbilled services                                                    293,877
   Prepaid expenses                                                     140,947
   Due from affiliates                                                    6,475
   Deferred tax assets                                                   77,000
                                                                    -----------
         Total current assets                                         6,433,380

Property and equipment, net                                             484,667
Intangibles, net                                                      3,024,548
Deposits                                                                 45,852
                                                                    -----------
         Total assets                                               $ 9,988,447
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                  $   564,957
   Note payable - bank                                                2,600,000
   Current maturities of long term debt                                 517,323
   Accounts payable and accrued expenses                                379,684
   Income taxes payable                                                  35,215
                                                                    -----------
         Total current liabilities                                    4,097,179
                                                                    -----------
Deferred tax liability                                                   54,000
Long-term debt, less current maturities                                 624,038
                                                                    -----------
                                                                        678,038
                                                                    -----------
Commitments, contingencies and other comments
Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000 shares authorized;
     480,000 issued                                                       4,800
   Common stock, $.01 par value, 12,500,000 shares authorized;
     3,750,000 shares issued; 3,708,030 outstanding                      37,500
   Additional paid-in capital                                         4,659,518
   Retained earnings                                                    562,336
                                                                    -----------
                                                                      5,264,154
         Less: Treasury stock (41,970 common shares at cost)            (50,924)
                                                                    -----------
         Total shareholders' equity                                   5,213,230
                                                                    -----------
         Total liabilities and shareholders' equity                 $ 9,988,447
                                                                    ===========

           See accompanying notes to consolidated financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       For The Years Ended
                                                           December 31,
                                                   -----------------------------
                                                        1997          1998
                                                        ----          ----

Net patient service revenue                        $ 13,231,066    $ 20,223,674
                                                   ------------    ------------
Expenses:
   Professional care of patients                      9,248,446      13,794,969
   General and administrative                         3,534,955       5,236,740
   Bad debts expense                                     51,000         150,000
   Depreciation and amortization                         75,461         197,826
                                                   ------------    ------------
         Total operating expenses                    12,909,862      19,379,535
                                                   ------------    ------------
Income from operations                                  321,204         844,139
                                                   ------------    ------------
Nonoperating income (expenses):
   Interest income                                       45,190          56,720
   Other income                                          26,391          17,273
   Interest expense                                     (21,622)       (320,980)
                                                   ------------    ------------
         Nonoperating income (expenses), net             49,959        (246,987)
                                                   ------------    ------------
Income before provision for income taxes                371,163         597,152
                                                   ------------    ------------
Provision (credit) for income taxes:
   Current                                              232,300         234,000
   Deferred                                             (45,000)         22,000
                                                   ------------    ------------
                                                        187,300         256,000
                                                   ------------    ------------
Net income                                         $    183,863    $    341,152
                                                   ============    ============
Basic and diluted earnings per share               $       0.05    $       0.09
                                                   ============    ============
Weighted average shares outstanding                   3,750,000       3,739,864
                                                   ============    ============
Diluted weighted average shares outstanding           3,750,000       3,933,179
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                           Preferred                       Treasury
                                     Common Stock             Stock       Additional         Stock
                                     ------------        --------------    Paid-In      ----------------     Retained
                                   Shares     Amount     Shares  Amount    Capital      Shares    Amount     Earnings       Total
                                 ----------   ------     ------  ------   -----------   ------    ------     ---------   ----------

Balance at January 1, 1997         3,750,000  $37,500                    $4,076,783                         $ 37,321    $4,151,604
Net income                                                                                                   183,863       183,863
Additional costs of initial
    public offering common
    stock                                                                   (11,976)                                       (11,976)
                                   ---------  -------   -------   ------   ----------    ------   --------    --------   ----------
Balance at December 31,
    1997                           3,750,000   37,500                     4,064,807                          221,184     4,323,491
Treasury stock purchased
   during June through December
   ($1.30 average per share)                                                            51,970   $(67,663)                 (67,663)
Exercise of stock warrants
    on June 2, 1998                                                            (489)   (10,000)    16,739                   16,250
Issuance of  preferred  stock on
   August  6,  1998 in  exchange
   for  promissory  note  ($1.25
   per share)                                          480,000   $4,800      595,200                                       600,000
Net income                                                                                                    341,152      341,152
                                   --------- -------   -------   ------   ----------    ------   --------    --------   ----------
Balance at December 31, 1998       3,750,000 $37,500   480,000   $4,800   $4,659,518    41,970   $(50,924)   $562,336   $5,213,230
                                  ========== =======   =======   ======   ==========   =======   ========    ========   ==========

          See accompanying notes to consolidated financial statements.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended
                                                                                   December 31,
                                                                              1997         1998

Cash flows from operating activities:
   Net income                                                            $   183,863    $   341,152
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                          61,532        197,826
       Bad debts expense                                                      51,000        150,000
       Deferred tax (credit) provision                                       (45,000)        22,000
       Deferred revenue                                                                     (36,000)
       Changes in operating assets and liabilities:
         Increase in accounts receivable and unbilled services            (1,749,179)    (1,370,283)
         Increase in due from affiliates                                                     (6,475)
         Decrease (increase) in prepaid expenses                              57,043        (15,953)
         Increase in deposits                                                 (1,110)       (19,053)
         (Increase) decrease in accounts receivable due after one year      (180,604)       180,604
         Increase in accrued payroll                                         102,571        207,483
         Increase in accounts payable and accrued expenses                   161,312        107,153
         Decrease in income taxes payable                                    (54,537)       (67,818)
                                                                         -----------    -----------
              Net cash used in operating activities                       (1,413,109)      (309,364)
                                                                         -----------    -----------
Cash flows from investing activities:
   Acquisition of fixed assets                                              (108,488)      (154,507)
   Payments for purchase acquisitions and associated costs                  (624,728)      (571,602)
   Costs incurred for future acquisitions                                     (2,577)
                                                                         -----------    -----------
              Net cash used in investing activities                         (735,793)      (726,109)
                                                                         -----------    -----------
Cash flows from financing activities:
   Borrowings under notes payable                                          1,150,000      1,450,000
   Repayment of long-term debt                                                (5,713)      (342,298)
   Exercise of warrants                                                                      16,250
   Net charges from issuance of common stock                                 (11,976)
   Purchase of treasury stock                                             __________        (67,663)
                                                                                        -----------
              Net cash provided by financing activities                    1,132,311      1,056,289
                                                                         -----------    -----------
Net (decrease) increase in cash and cash equivalents                      (1,016,591)        20,816

Cash and cash equivalents at beginning of year                             1,188,450        171,859
                                                                         -----------    -----------
Cash and cash equivalents at end of year                                 $   171,859    $   192,675
                                                                         ===========    ===========


           See accompanying notes to consolidated financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Consolidation and the Company:

       The accompanying consolidated financial statements include the accounts of New York Health Care, Inc. ("NYHC") and its wholly owned subsidiary which was formed on August 20, 1997, NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"), (the "Corporation"). All material intercompany transactions and accounts have been eliminated in consolidation.

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

       On March 26, 1998, the Corporation purchased the customer lists and other intangible assets of Heart to Heart Health Care Services, Inc. (Heart to Heart). The entity is related to the Corporation through common ownership and management. The aggregate purchase price is $1,150,000. This amount was paid through issuance of a promissory note. The acquisition was accounted for as a purchase and, accordingly, the assets acquired have been recorded at their estimated fair values at the date of acquisition. The excess of cost over fair values of the purchased business has been allocated to goodwill, customer lists and other intangible assets and is being amortized over 25 and 10 years, respectively. Operating results of the business have been included in the consolidated financial statements of the Corporation since the date of acquisition.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The purchase price of $1,150,000 plus costs incurred in making the acquisition ($45,000), aggregating $1,195,000 exceeded the fair value of the net assets acquired at the date of acquisition by $1,185,000. The purchase price has been allocated to furniture and fixtures for $10,000; $55,000 was assigned to contract value and employee lists and $1,130,000 was assigned to goodwill.

       The following unaudited pro forma summary for 1997 and 1998 combines the results of operations of the Corporation and the other entity acquired March 26, 1998 as if the acquisition had occurred on January 1, 1997. The proforma summary for 1998 does not include the results of operations from January 1, 1998 to the date of acquisition for the February 8, 1998 purchase because it occurred near the beginning of the year. The unaudited proforma summary is not necessarily indicative either of the results of operations that would have occurred had the purchase been made during the periods presented, or of future results of operations of the combined companies:

                  Unaudited                        1997                 1998
       -------------------------------          -----------         -----------

       Proforma revenues                        $20,881,956         $20,719,738
       Proforma net income                          394,924             370,924
       Proforma basic and dilutive
          earnings per share                           $.11                $.10


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

       Revenue Recognition:

       The Corporation recognizes net patient service revenue on the date services are rendered. In 1997, the Corporation entered into a contract that has payment terms greater than one year. For these services, the Corporation records the accounts receivable at the present value of the face amount of the bill on the date services are rendered. In 1998, this contract was amended and payment terms are less than one year. Unbilled services represent amounts due for services rendered which were not billed at the end of each period.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Cash Equivalents:

       For purposes of the statements of cash flows, the Corporation considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

       Stock Based Compensation:

       The Corporation applies SFAS 123 "Accounting for Stock Based Compensation" in accounting for its stock based compensation plan. As permitted by SFAS 123, the Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations for expense recognition.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The warrants issued in connection with the Corporation's initial public offering (see Note 12) have not been considered for this computation since they are not deemed to be an employee stock based transaction and the effect of their exercise, under the fair value based method, would have been to reduce the proceeds of the offering rather than a charge to operations. The estimated fair value of the warrants was determined to be insignificant and, accordingly, has not been reflected on the
       Corporation's   balance   sheet  and  other  stock   based   compensation
       agreements.

       Earnings Per Share:

       Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

       Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the Preferred Stock from the date of its issuance. The options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the stock. Dividends on the Class A Convertible Preferred Stock are noncumulative and not payable until 1999. Accordingly, the 9% dividends have not been included in the computation of basic or diluted earnings per share.

       Start-Up Costs:

       During the year ending December 31, 1998, the Corporation adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." Start-up activities, which include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs, are expensed as incurred. The Company believes that there is no cumulative effect on the amount of retained earnings at December 31, 1998 resulting from the adoption of SOP 98-5. During the year ended December 31, 1998, start up costs of approximately $34,000 was expensed as incurred.

       New Accounting Pronouncements:

       In 1998, SFAS 130, "Reporting Comprehensive Income" and SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" became effective. The Corporation operates in one business segment. These standards expand or modify disclosures and, accordingly, have no effect on the Corporation's financial position, results of operations or cash flows.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, which becomes effective in 1999, requires that certain costs of developing or obtaining software for internal use be capitalized. The Corporation does not expect the statement to have a material affect on the Company's financial position, results of operations or cash flows.

2.      PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following at December 31, 1998:

           Machinery and equipment                                     $465,498
           Furniture and fixtures                                       177,904
           Leasehold improvements                                       116,745
                                                                      ---------

                                                                        760,147
           Less accumulated depreciation and amortization               275,480
                                                                      ---------

                                                                       $484,667
                                                                      =========

       At  December  31,  1998,  the amounts  shown  above  include  assets  of
       approximately  $160,750  under  capitalized   leases   and   accumulated
       depreciation of approximately $ -0-, relating thereto.

3.      INTANGIBLES:

       Intangibles consist of the following at December 31, 1998:

                                                                    Lives
        Goodwill                                  $3,008,834        25 years
        Contract value                                62,000        10 years
        Customer lists                                72,000        10 years
                                                  ----------
                                                   3,142,834
        Less accumulated amortization                118,286
                                                  ----------

                                                  $3,024,548
                                                  ==========

4.     LINE OF CREDIT:

       On January 26, 1998, the Corporation entered into a $6,000,000 line of credit agreement with a bank which expires June 30, 1999. The availability of the line of credit is based on a formula of eligible accounts receivable. The line is collateralized by all property and assets of the Corporation. The Corporation has also guaranteed the line of credit. At December 31, 1998, $2,600,000 was outstanding. Certain borrowings under the agreement bear interest at prime plus 1/2 (8.25% at December 31, 1998), and other borrowings are due between March and May 1999 and bear interest between 7.8% and 7.6%.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT:

       Long-term debt consists of the following at December 31, 1998:

           Capitalized   computer   equipment  lease,  payable
              in  equal  monthly installments of approximately
              $1,100, including principal and interest through
              December  2003,   collateralized   by  computer
              equipment costing approximately $51,400                  $ 49,211

           Capitalized   computer   equipment  lease,  payable
              in  equal  monthly installments of approximately
              $2,570, including principal and interest through
              November   2001,   collateralized   by  computer
              equipment costing approximately $81,200                    76,046

           Capitalized  phone  sYstem  lease, payable in equal
              monthly   installments  of  approximately  $600,
              including   principal   and   interest   through
              October  2003,   collateralized   by  the  phone
              system costing approximately $28,150                       26,937

           Note  payable  in 12  equal  quarterly  installments
              commencing   May  1998  of   $48,333,   including
              principal  only,  bearing  interest at prime rate
              plus 1% per annum (9.50% at December 31, 1998)            435,000

           Note payable in 8 quarterly installments  commencing
              May 1998 of $25,000,  including  principal  only,
              bearing  interest at prime rate plus 1% per annum
              (9.5% at December 31, 1998)                               100,000

           Note payable,  to a related  party,  in 11 quarterly
              installments  commencing  June  1998 of  $47,917,
              including  principal  only,  bearing  interest at
              prime  rate plus 1% per annum  (9.5% at  December
              31, 1998)                                                 454,167
                                                                    -----------
                                                                      1,141,361
           Less current maturities                                      517,323
                                                                    -----------
                                                                    $   624,038
                                                                    ===========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following are maturities of long-term debt (excluding capitalized leases):

           For the Years
               Ended
           December 31,
           ------------
                1999                              $485,000
                2000                               385,000
                2001                               119,000

6.     INCOME TAXES:

       The components of deferred tax assets and liabilities as of December 31, 1998 are as follows:

              Deferred tax assets:
                 Accounts receivable reserve                        $77,000
                                                                    =======
              Deferred tax liabilities:
                 Property and equipment                             $23,000
                 Intangibles                                         31,000
                                                                    -------
                                                                    $54,000
                                                                    =======

       Differences between book and tax are primarily due to temporary differences resulting from use of the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment, and using statutory lives for intangibles for tax purposes.

       The historical provision (credit) for income taxes is comprised of the following:

                                                      1997            1998
                                                    --------        --------
                Current:
                   Federal                          $164,200        $180,000
                   State                              68,100          54,000
                                                    --------        --------
                                                     232,300         234,000
                                                    --------        --------
                Deferred:

                   Federal                           (26,000)         13,200
                   State                             (19,000)          8,800
                                                    --------        --------
                                                     (45,000)         22,000
                                                    --------        --------

                                                    $187,300        $256,000
                                                    ========        ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The statutory Federal income tax rate and the effective rate of the provision for income taxes is reconciled as follows:

                                                       1997            1998

       Statutory Federal income tax rate                34%             34%
       State taxes, net of Federal tax benefit          16               9
                                                        --              --

                                                        50%             43%
                                                        ==              ==

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       As of December 31, 1998, the carrying amount of accounts receivable, unbilled services, accounts payable and accrued payroll approximates fair value due to the short-term maturities of these instruments.

8.     THIRD-PARTY RATE ADJUSTMENTS AND REVENUE:

       Approximately 24% and 19% of net patient service revenue was derived under New York State third-party reimbursement programs during the years ended December 31, 1997 and 1998, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Provision for estimated amounts due to/from the Corporation has been made in the financial statements. Differences between estimated revised rates and subsequent revisions will be reflected in the statement of income in the year revisions are calculated.

9.     PERFORMANCE INCENTIVE PLAN, OPTIONS AND 401(K) PLAN:

       Performance Incentive Plan:

       On March 26, 1996, the Corporation's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). Under the terms of the amended Option Plan, 682,500 shares of common stock may be granted, including the June 25, 1998 authorization for the reservation of an additional 210,000 shares of $.01 par value common stock, for each of two additional years, for a total of 420,000 additional shares. The Option Plan will be administered by a Committee appointed by the Board of Directors. The Committee will determine which key employee, officer or director on the regular payroll of the Company, shall receive stock options. Granted options are exercisable in three equal annual installments, commencing six months after the date of grant, and expire up to ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       On June 2, 1998 and December 23, 1998, the Corporation granted 247,500 and 191,000 stock options, respectively, pursuant to the option plan, to key employees at the exercise prices of $1.625 and $.938, respectively. The options expire in 5-10 years. The exercise prices of these options was equal to the fair market price of the Common Stock as of the date of grant.

       On March 26, 1996, the Corporation issued an option to purchase 93,750 shares of Common Stock to the President of the Corporation at an exercise price of $3.00 per share. The option may be exercised at any time through March 26, 2006. These options were not issued under the Option Plan. None of these options have been exercised or cancelled.

       Activity in stock options, including those outside the Performance Incentive Plan, is summarized as follows:


                                                       Shares
                                                        Under             Weighted Average
                                                       Options             Exercise Price
                                                       -------             --------------
       Balance at December 31, 1997                     93,750                  $3.00

       Options granted                                 438,500                   1.38
       Options cancelled                                (6,000)                  1.63
                                                       -------                  -----

       Balance at December 31, 1998                    526,250                  $1.73
                                                       =======                  =====

       Eligible for exercise at December 31, 1998      174,250                  $2.37
                                                       =======                  =====


       The following table summarizes information about options outstanding and exercisable at December 31, 1998.

                                       Options Outstanding                                 Options Exercisable
                        ---------------------------------------------------          -----------------------------------
                                            Weighted                                                        Weighted
       Range of                              Average             Weighted                                    Average
       Exercise           Options           Remaining             Average               Options              Options
        Price           Outstanding      Contractual Life      Exercise Price         Exercisable           Exercisable
       --------         -----------      ----------------      --------------         -----------           -----------
       $1.63-$1.79        241,500           7.72 years             $1.70                80,500                 $1.70
       $.94-$1.03         191,000           8.17 years               .97                  --                      --
           $3.00           93,750           8.25 years              3.00                93,750                  3.00
                          -------                                                     --------

                          526,250           7.98 years             $1.73               174,250                 $2.37
                          =======                                  =====               =======                 =====

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Corporation does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 1998 was $372,500. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 1998: expected volatility of 55%; risk free interest rates ranging from 4.81% through 5.56% in 1998 and expected lives of approximetely 8 years. Had compensation expense been determined based on the fair value of the options on the grant dates, the Corporation's net income would have been decreased by $372,500, ($.09 per share) in 1998.

       401 (K) Plan:

       NYHC maintains an Internal Revenue Code Section 401 (k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. The Corporation currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participants salary. The Plan also provides for certain discretionary contributions by the Corporation as determined by the Board of Directors. The Corporation's contributions amounted to $43,000 and $41,000 for the years ended December 31, 1997 and 1998, respectively.

10.    COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS:

       Lease Commitments:

       The Corporation leases office space under noncancellable operating leases in New York and New Jersey that expire between January 1999 and October 2003.

       At December 31, 1998 future minimum lease payments due under operating and capital leases approximate:

                                                   Rental Expense
                                                     Operating        Capital
                                                      Leases           Leases
                                                     ---------    --------------

         1999                                        $323,000        $  47,000
         2000                                         222,000           51,000
         2001                                          96,000           49,000
         2002                                          37,000           20,000
         2003                                          20,000           19,000
                                                     --------        ---------

         Total minimum future payments               $698,000          186,000
                                                     ========

         Less amounts representing interest                            (34,000)
                                                                     ---------

         Present value of net minimum lease payments                 $ 152,000
                                                                     =========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Rental expense charged to operations was approximately $181,000 and $302,000 for the years ended December 31, 1997 and 1998, respectively. Rental income under the sublease agreement in the amount of $36,000 and $28,000 for the years ended December 31, 1997 and 1998 has been offset against rental expense.

       Interest rates on capitalized leases vary from 9.2% to 11.0%.

       Employment Agreements:

       The Corporation has entered into employment agreements with two officers, with terms expiring in 1999. The agreements call for aggregate annual compensation of approximately $315,000 and provide for certain additional benefits.

       Bonus Plan:

       The Corporation has established a bonus plan pursuant to which 10% of the Corporation's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided upon the Corporation's Compensation Committee. The Corporation has accrued approximately $41,000 and $65,000 for its contributions to the bonus pool for 1997 and 1998.

       Concentrations of Credit Risk:

       Financial instruments which potentially subject the Corporation to concentrations of credit risk consist primarily of temporary cash investments which from time to time exceed the Federal depository insurance coverage and commercial accounts receivable. The Corporation has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents exceeding federally insured limits approximated $77,000 at December 31, 1998. The Corporation does not require collateral on commercial accounts receivable at the customer base generally consists of large, well-established institutions.

       Major Customers:

       One major customer accounted for approximately 10% and 8.3% of net patient service revenue for the years ended December 31, 1997 and 1998, respectively. In addition, the Corporation has another customer whose accounts receivable balance represents approximately 18% of accounts receivable at December 31, 1998.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       During 1998, the Corporation entered into an agreement with the City of New York acting through the Department of Social Services of the Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA commencing January 1, 1999.

       Other Comments:

11.    RELATED PARTY TRANSACTION:

       The Corporation has entered into a Service Agreement with Heart to Heart, a company affiliated through common ownership. The Corporation has agreed to provide administrative services relating to payroll, benefits management and data processing to the company through December 31, 1998. The fee for these services approximated $26,000 and $12,000 for the years ended December 31, 1997 and 1998, respectively. As referred to in Note 1, the Corporation purchased certain of the intangible assets of the company.

       The Corporation leases one of its offices from an affiliated company. The lease expires on October 31, 2000. Rent expense for the years ended December 31, 1997 and 1998 amounted to approximately $38,000 and $40,000, respectively.

12.    SHAREHOLDERS' EQUITY:

       Preferred Stock:

       On August 6, 1998, the Board of Directors created a series of Preferred Stock to consist initially of 480,000 shares of Class A Convertible Preferred Stock. The holders of the Preferred Stock shall be entitled to a dividend equal to 9% of the purchase price for shares of the Preferred Stock before any dividend is paid on Common Stock. Dividends shall be payable quarterly commencing with the first calendar quarter of 1999 and are not cumulative. The holders of Preferred Stock receive no preference on liquidation and such shares may be converted into one share of Common Stock at any time.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Warrants:

       In connection with the initial public offering of the Corporation's Common Stock, the underwriter acquired for nominal consideration warrants to purchase an aggregate of 125,000 shares of Common Stock. The warrants are exercisable at a price of $5.20 for a period of four years commencing one year from December 20, 1996. These warrants grant to the holder certain "piggyback" registration rights for a period of seven years from December 20, 1997, and demand registration rights for a period of seven years from December 20, 1996 with respect to the registration under the Securities Act of the securities issuable upon the exercise of the warrants.

       On June 2, 1998, the Corporation granted two of its board members a warrant for each to purchase up to 10,000 shares of Common Stock at ($1.625 per share) at any time until June 1, 2008. On June 2, 1998, one of the board members exercised his warrant and purchased 10,000 shares of Common Stock at a price of $16,250.

       Treasury Stock:

       During 1998, the Corporation purchased 51,970 shares of Common Stock for treasury at a cost of $67,663. The treasury stock is shown at cost. On June 2, 1998, the Corporation issued 10,000 shares of Common Stock previously held in treasury in connection with the exercise of the warrants issued on June 2, 1998. The aggregate cost of the treasury shares issued exceeded the aggregate proceeds from the exercise of the warrants by $489, which amount has been charged to additional paid-in-capital.

       Reserves:

       The Corporation has reserved an aggregate of 807,500 shares of Common Stock for the exercise of options under the Option Plan referred to in
       Note 9 and the warrants issued on June 2, 1998.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    EARNINGS PER SHARE:

       Earnings per share are computed as follows:

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                                   ---------------------------
                                                                                      1997             1998
                                                                                      ----             ----
         Basic and diluted earnings per share:
           Earnings:

              Net income applicable to common stock                                $  183,863       $  341,152
                                                                                   ==========       ==========
           Shares:
              Weighted average number of common shares
                 outstanding - basic                                                3,750,000        3,739,864
              Effect of dilutive convertible preferred stock                                           193,315
                                                                                    ---------        ---------
       Diluted weighted average shares outstanding                                  3,750,000        3,933,179
                                                                                    =========        =========
       Basic earnings per share                                                          $.05             $.09
                                                                                         ====             ====
       Diluted earnings per share                                                        $.05             $.09
                                                                                         ====             ====

14.     SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                                       For the Years Ended
                                                                                           December 31,
                                                                                   ---------------------------
                                                                                       1997             1998
                                                                                       ----             ----
       Cash paid during the year for:

           Interest                                                                   $20,567         $295,338
                                                                                      =======         ========

           Income taxes                                                              $268,062         $300,685
                                                                                     ========         ========

       Supplemental schedule of noncash investing and financing activities:

              The Company  purchased   customer   lists,   furniture  and  other
                 intangibles which were partially  acquired through the issuance
                 of promissory notes                                                 $200,000       $1,730,000
                                                                                     ========       ==========

              The Corporation issued preferred stock
                 in exchange for a promissory note                                                    $600,000
                                                                                                      ========

              The Corporation entered into capital lease obligations
                 for certain equipment                                                                $160,750
                                                                                                      ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    SUBSEQUENT EVENTS:

       On Febuary 22, 1999, the Corporation purchased the customer lists and other intangible assets from Staff Builders' Shrewbury office for $65,000.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None

                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officers and directors of the Company are as follows:

        Name                   Age                        Position
        ----                   ---                        --------

Jerry Braun                    42       President, Chief Executive Officer and
                                          Director

Jacob Rosenberg                41       Vice President, Chief Operating Officer,
                                        Secretary and Director

David Grossman                 31       Chief Financial Officer and Chief
                                        Accounting Officer

Hirsch Chitrik                 70       Director

Sid Borenstein                 45       Director

H. Gene Berger                 58       Director

Charles J. Pendola             53       Director

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

     Mr. Braun's agreement provides for his services as President and Chief Executive Officer in consideration of (i) initial annual compensation of
$175,000; (ii) reimbursement of authorized business expenses incurred in connection with the conduct of the Company's business; (iii) participation in the Company's 401 (k) Plan and stock option plan; (iv) an automobile reimbursement allowance of $500 per month toward automobile leasing cost and reimbursement of automobile insurance cost; (v) an allowance of $3,500 per year towards the cost of $500,000 of term life insurance, and disability insurance;
(vi) four weeks paid vacation; and (vii) annual increase in salary of 10% for each year.

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

      During the Company's fiscal year ended December 31, 1998, Jerry Braun and Jacob Rosenberg did not file on a timely basis a report on Form 4 required by
Section 16(a) of the Securities Exchange Act of 1934.

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

                                            Annual Compensation                            Long-Term Compensation
                           -------------------------------------------   -----------------------------------------------------------
                                                                            Awards                                       Payouts
                                                                         ---------------                             ---------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
Name and                                                 Other Annual      Restricted      underlying     LTIP         All other
Principal Position(1)      Year   Salary($)  Bonus($)   Compensation($)  Stock Awards($)  options/SARs  Payouts(#)   compensation($)
----------------------     ----   ---------  --------   ---------------  ---------------  ------------  ----------   ---------------
Jerry Braun                1998   $196,943   $24,600      $23,765(1)                         273,750
 President and Chief       1997   $175,737    36,530      $22,721(1)                         Shares
 Executive Officer

Jacob Rosenberg            1998   $157,554    16,400      $26,337(2)                         180,000
 Chief Operating Officer   1997   $140,267   $24,255      $26,209(2)                         Shares


David Grossman             1998   $88,270                                                    17,500
Chief Financial and        1997   $ 3,923                                                    Shares
   Accounting Officer
------------------------------------------------------------------------------------------------------------------------------------

-----------
(1) Includes $13,290 and $13,031 and of medical insurance premiums paid on behalf of such individual for each of the years ended 1998 and 1997 respectively, $7,234 and $5,931, for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 1998 and 1997 and $3,500 in expense allowance for each of the fiscal years ended 1998 and 1997.

(2) Includes $13,031 and $17,290 of medical insurance premiums paid on behalf of such individual for each of the years ended 1998 and 1997 respectively, $9,806 and $9,419 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 1998 and 1997 and $3,500 in expense allowance for each of the fiscal years ended 1998 and 1997.

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

   Stock Option Plan

     In March 1996, the Company's Board of Directors and stockholders approved and adopted the New York Health Care, Inc. Performance Incentive Plan (the "Option Plan") providing for options to purchase up to 262,500 shares of Common Stock for to key employees of the Company. On June 25, 1998, the Company's shareholders ratified an amendment to the Option Plan authorizing the reservation of an additional 210,000 shares of Common Stock for issuance under that plan for each of two additional years, resulting in a total of 682,500 shares in the Option Plan. To date, options have been granted under the plan for a total of 426,500 shares. The Option Plan is administered by a Compensation Committee appointed by the Board of Directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

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

     The underwriting agreement between the Company and the underwriter provided that, until December 20, 1999, the Company will not adopt, propose to adopt or otherwise permit to exist any employee, officer, director or compensation plan or arrangement permitting the grant, issue or sale of any shares of Common Stock or other securities of the Company in an amount greater than 262,500 shares, other than the proposed increase in the Option Plan described above. The underwriting agreement also provides that, (i) for the three year period the exercise price for any option granted pursuant to the Option Plan or otherwise during such period cannot be less than the greater of the fair market value per share of the Common Stock on the date of grant or $4.00 per share and (ii) if the Company's shareholders approve an increase of an additional 262,500 shares for each of two additional years, then any option granted in the three years following such an increase will have an exercise price no lower than the greater of the fair market value per share of the Common Stock upon the date of the option grant or $4.00 per share.

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

--------------------------------------------------------------------------------
                Number of       % of Total
                Securities      Options/SARs
                Underlying      Granted to
                Options/SARs    Employees in   Exercise or
Name            Granted         Fiscal Year    Base Price      Expiration Date
-----------     -------------   ------------   -----------     --------------
Jerry Braun     55,000 Shares   11.65%         $1.7875/Share   June 2, 2003
                55,000 Shares   11.65%         $1.625/Share    June 2, 2008
                35,000 Shares    7.42%         $1.0318/Share   December 23, 2003
                35,000 Shares    7.42%         $.938/Share     December 23, 2008

Jacob Rosenberg 55,000 Shares   11.65%         $1.7875/Share   June 2, 2003
                55,000 Shares   11.65%         $1.625/Share    June 2, 2008
                35,000 Shares    7.42%         $1.0318/Share   December 23, 2003
                35,000 Shares    7.42%         $.938/Share     December 23, 2008

David Grossman   7,500 Shares    1.59%         $1.625/Share    June 2, 2008
                10,000 Shares    2.19          $.938/Share     December 23, 2008
--------------------------------------------------------------------------------

               Aggregated Option/SAR Exercises in Last fiscal Year
                     and Fiscal Year-End Option/SAR Values

--------------------------------------------------------------------------------
                                               Number of
                                               Securities        Value of
                                               Underlying        Unexercised
                                               Unexercised       In-the-Money
                                               Options/SARs at   Options/SARs at
                                               Fiscal Year-End   Fiscal Year-End
             Shares Acquired                   Exercisable/      Exercisable/
Name         on Exercise      Value Realized   Unexercisable     Unexercisable
-----------  ---------------  --------------   -------------     -------------
Jerry Braum                                    93,750/0 Shares   --
                                               55,000/0 Shares   --
                                               55,000/0 Shares   $3,410
                                               35,000/0 Shares   --
                                               35,000/0 Shares   $2,170

Jacob Rosenberg                                55,000/0 Shares   --
                                               55,000/0 Shares   $3,410
                                               35,000/0 Shares   --
                                               35,000/0 Shares   $2,170

David Grossman                                  7,500/0 Shares
                                               10,000/0 Shares   $620
--------------------------------------------------------------------------------

     Other than the stock options described in the tables above, the Company has not issued any options to officers and directors under the Option Plan, or otherwise, except common stock purchase warrants issued to two outside directors during 1998. On June 2, 1998, the Registrant issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola, who are directors of the Registrant. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Registrant's $.01 par value common stock at an exercise price of $1.625 per share at any time up until June 1, 2008. On June 10, 1998, Mr. Pandola exercised his warrant and purchased 10,000 shares of the $.01 par value common stock of the Registrant for an aggregate purchase price of $16,250.

     The Company does not have any other existing stock option or other deferred compensation plans, but may adopt such plans in the future. However, the Company agreed with its Underwriter not to adopt any other stock option or deferred compensation plans during the three-year period December 20, 1999.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 31, 1999 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:

                                             Shares           Percentage
         Name and Address of                 Beneficially     of Stock
         Beneficial Owner                    Owned(l)         Outstanding(l)
         ----------------                    --------         --------------

         Jerry Braun(2)                      1,204,248         29.13%
         929 East 28th Street
         Brooklyn, NY  11210

         Jacob Rosenberg(3)                    549,401         13.90%
         932 East 29th Street
         Brooklyn, NY  11210

         Samson Soroka(4)                      530,911         13.82%
         1228 East 22nd Street
         Brooklyn, NY  11210

         Hirsch Chitrik(5)                     596,000         15.52%
         1401 President Street
         Brooklyn, NY  11213

         Sid Borenstein(6)                     131,178          3.48%
         1246 East 10th Street
         Brooklyn, NY  11230

         H. Gene Berger (7)                     10,000           .27%
         11 Fenimore Drive
         Scotch Plains, NJ 07076

         Charles J. Pendola                     10,000           .27%
         18 Guild Court
         Plainview, NY 11803-3932

         All officers and directors
            as a group (6 persons)(1)(2)
            (3)(4)(5)(6)(7)                  2,500,824          56.1%

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

(2) Includes a total of 273,750 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Braun and 180,000 shares issuable upon the conversion of shares of Class A Convertible Preferred Stock.

(3) Includes a total of 110,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Rosenberg and 90,000 shares issuable upon the conversion of his shares of Class A Convertible Preferred Stock.

(4) Includes 90,000 shares of Common Stock issuable upon the conversion of Mr. Soroka's shares of Class A Convertible Preferred Stock.

(5) Includes 96,000 shares of Common Stock issuable upon the conversion of Mr. Chitrik's shares of Class A Convertible Preferred Stock.

(6) Includes 24,000 shares of Common Stock issuable upon the conversion of Mr. Borenstein's shares of Class A Convertible Preferred Stock.

(7) Includes 10,000 shares of Common Stock issuable upon the exercise of a Common Stock Purchase Warrant granted to Mr. Berger.

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

     On August 6, 1998, Heart to Heart Health Care Services, Inc. ("Heart to Heart") which was the holder of the Company's promissory note in the face amount of $1,150,000 bearing interest at the rate of 9% per annum, converted $600,000 of the principal amount of that promissory note into 480,000 shares of the Company's newly authorized Class A Convertible Preferred Stock at a conversion price of $1.25 per share, each share of which is convertible at any time into shares of the Company's Common Stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik, and Sid Borenstein (the "Affiliated Shareholders") Mr. Braun received 180,000 shares, Messrs. Rosenberg and Soroka each received 90,000 shares and Mr. Chitrik received 96,000 shares and Mr. Borenstein received 24,000 shares of such preferred stock. Messrs. Braun, Rosenberg, Chitrik and Borenstein are officers or directors of the Company and, together with Mr. Soroka, were all principal shareholders. The Company obtained an independent opinion that the consideration received by the Company in the transaction was, under the circumstances, fair from a financial point of view to the Company, not including, the Affiliated Shareholders.

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

     In September  1997, the Company entered into an oral agreement with Charles
J. Pendola, who became a member of the Company's Board of Directors in February 1998. The agreement provides Mr. Pendola's services as a healthcare industry consultant, with particular attention to new business, for a fee of $1,000 per month. During 1997 Mr. Pendola received consulting fees from the Company totaling $3,000 pursuant to his agreement.

     On June 2, 1998, the Company issued stock options pursuant to Option Plan to each of Jerry Braun, Jacob Rosenberg and David Grossman. Mr. Braun was granted an Incentive Stock Option to purchase up to an aggregate of 55,000 shares of the Company's Common Stock at an exercise price of $1.7875 per share at any time up until June 2, 2003 and a Non-Qualified Stock Option to purchase up to an aggregate of 55,000 shares of the Company's Common Stock at an exercise price of $1.625 per share at any time up until June 2, 2008. Mr. Rosenberg was granted an Incentive Stock Option to purchase up to an aggregate of 55,000 shares of the Company's Common Stock at an exercise price of $1.7875 per share at any time up until June 2, 2003 and a Non-Qualified Stock Option to purchase up to an aggregate of 55,000 shares of the Company's Common Stock at an exercise price of $1.625 per share at any time up until June 2, 2008. Mr Grossman was granted an Incentive Stock Option to purchase up to an aggregate of 7,500 shares of the Company's Common Stock at an exercise price of $1.625 per share at any time up until June 2, 2008.

     On June 2, 1998, the Company issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $1.625 per share at any time up until June 1, 2008. On June 10, 1998, Mr. Pendola exercise his warrant and purchased 10,000 shares of the $.01 par value common stock of the Company for an aggregate purchase price of $16,250.

     On June 25, 1998. the Company's shareholders ratified an amendment to the Option Plan authorizing the reservation of an additional 210,000 shares of Common Stock for issuance under that plan for each of two additional years, resulting in total of 682,500 shares in the Option Plan. To date, options have been granted under the Plan for a total of 426,500 shares.

     On December 23, 1998, the Company issued stock options pursuant to Option Plan to each of Jerry Braun, Jacob Rosenberg and David Grossman, Mr. Braun was granted an Incentive Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $1.0318 per share at any time up until December 23, 2003 and a Non-Qualified Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $.938 per share at any time up until December 23, 2008. Mr. Rosenberg was granted an Incentive Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $1.0318 per share at any time up until December 23, 2003 and a Non-Qualified Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $.938 per share any any time up until December 23, 2008. Mr. Grossman was granted an Incentive Stock Option to purchase up to an aggregate of 10,000 shares of the Company's Common Stock at an exercise price of $.938 per share at any time up until December 23, 2008.

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

    10.38             Form of Financial Consulting Agreement with H.J.
                      Meyers & Co., Inc.*

    10.39             Forms of Merger & Acquisition Agreement and
                      Indemnification with H.J. Meyers & Co., Inc.*

    10.40             Consulting Agreement by and between the Company and
                      H. Gene Berger dated July 30, 1997.****

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

*****Incorporated  by reference to Exhibits  filed as part of the Company's Form
     10-QSB report for the quarter ended June 30, 1998.

     New York Healthcare, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request, provided that the holder pays to New York Healthcare, Inc. a fee compensating it for its reasonable expenses in furnishing the exhibits requested.

      (b)  Reports on Form 8-K.  The Company  filed a Form 8-K report  March 31,
1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 1999

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

/s/ Jerry Braun                 President, Chief Executive        April 15, 1999
-------------------------       Officer and Director
Jerry Braun

/s/ Jacob Rosenberg             Vice President, Chief Operating   April 15, 1999
-------------------------       Officer, Secretary and Director
Jacob Rosenberg

/s/ David Grossman              Chief Accounting                  April 15, 1999
-------------------------       and Financial Officer
David Grossman

/s/ Hirsch Chitrik              Director                          April 15, 1999
------------------------
Hirsch Chitrik

/s/ Sid Borenstein              Director                          April 15, 1999
------------------------
Sid Borenstein

/s/ H. Gene Berger              Director                          April 15, 1999
------------------------
H. Gene Berger

/s/ Charles J. Pendola          Director                          April 15, 1999
------------------------
Charles J. Pendola