Form 10KSB/A
period 1998-12-31
NEW YORK HEALTH CARE INC
filed 1999-04-20
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

     The Company maintains its principal offices at 1850 McDonald Avenue, Brooklyn, NY 11223, telephone (718) 375-6700.

Industry Background.

      The home health care industry has grown substantially over the past decade according to published industry information. In 1997, HCFA estimated that 3.4 million enrollees received fee-for-service home health services in 1997, representing a greater than 40% rise from the number of home health recipients in 1990. For the period 1990-1997, Medicare home health expenditures increased from $3.9 billion to an estimated $17.2 billion. Most of the rise in spending occurred as a result of the increase in visits, from 70 million in 1990 to an estimated 270 million in 1997. Medicaid home health benefits between 1994 and 1997 have increased from approximately $7 billion and $12 billion. The Company believes that the primary reasons for the growth in the home health care market include the aging of the U.S. population; the realization of substantial cost savings through treatment at home as an alternative to hospitalization; advances in medical technology which have enabled a growing number of treatments to be provided in the home rather than requiring hospitalization; the general preference of patients to receive treatment in a familiar environment; reductions in the length of hospital stays as a result of increasing cost containment efforts in the health care industry; growing acceptance within the medical profession of home health care and the rapid increase in the incidence of AIDS-related diseases and cancer.

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

Certified Paraprofessionals


      The Company's certified paraprofessional staff provide a combination of unskilled nursing and personal care services to patients, as well as assistance with daily living, tasks such as hygiene and feeding. Consistent with applicable regulations, all of the Company's aides are certified and work under the supervision of a licensed professional nurse. Certain aides have been specially trained by the Company to work with patients with particular needs, such as new mothers and their newborn infants, patients with particular diseases such as cancer, AIDS or Alzheimer's Disease and particular classes of patients such as the developmentally disabled and terminal.


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

   Reimbursement


      The  Company  is  reimbursed  for its  services,  primarily  by  referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State and New Jersey Medicaid programs constitute the Company's largest reimbursement source, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of the Company's referring institutions. For 1997 and 1998, payments from referring institutions which receive direct payments from Medicare and Medicaid, together with direct reimbursement to the Company from Medicaid, accounted for approximately 94% and 95%, respectively, of net revenues. For the same periods, a significant number of referring institutions with home health care programs accounted for approximately 69% and 54%, respectively, of net revenues for 1997 and 1998. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 6% and 5% of net revenues for the calendar years 1997 and 1998, respectively.


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


      The Company has obtained the services of an outside consultant to make an inventory of all of its computer hardware and software in all of its offices and to design and implement a communications network that will link all of the Company's facilities and computer systems. The principal focus of that assessment is on the Company's hardware and operating systems for its computer network and telephone system, which have the most significant effect on the Company's ability to conduct business in a normal manner. The new communications network, and all new hardware and software, will be Year 2000 compliant. At the present time, all computers in the corporate headquarters have been replaced. Upgrading and implementation of the new system will be completed at the branch office level in the second quarter of 1999, where the Company anticipates replacing approximately 25 desktop computers which may not function properly on the Year 2000 compliant network. The new network is expected to be fully operational during the second quarter of 1999.


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


       On March 26, 1998, the Corporation purchased the customer lists and other intangible assets of Heart to Heart Health Care Services, Inc. ("Heart to Heart"). The entity is related to the Corporation through common ownership and management. The aggregate purchase price is $1,150,000. This amount was paid through issuance of a promissory note. The acquisition was accounted for as a purchase and, accordingly, the assets acquired have been recorded at their estimated fair values at the date of acquisition. The excess of cost over fair values of the purchased business has been allocated to goodwill, customer lists and other intangible assets and is being amortized over 25 and 10 years, respectively. Operating results of the business have been included in the consolidated financial statements of the Corporation since the date of acquisition.

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

       Stock Based Compensation:


       The Corporation applies SFAS 123 "Accounting for Stock Based Compensation" in accounting for its stock based compensation plan and other stock based compensation arrangements. As permitted by SFAS 123, the Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations for expense recognition.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The warrants issued in connection with the Corporation's initial public offering (see Note 12) have not been considered for this computation since they are not deemed to be an employee stock based transaction and the effect of their exercise, under the fair value based method, would have been to reduce the proceeds of the offering rather than a charge to operations. The estimated fair value of the warrants was determined to be insignificant and, accordingly, has not been reflected on the Corporation's balance sheet.


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

3.      INTANGIBLES:

       Intangibles consist of the following at December 31, 1998:


                                                                    Lives
                                                                    -----
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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       On June 2, 1998 and December 23, 1998, the Corporation granted 247,500 and 191,000 stock options, respectively, pursuant to the Option Plan, to key employees at exercise prices of $1.625 and $.938, respectively. The options expire in 5-10 years. The exercise prices of these options was equal to the fair market price of the Common Stock as of the date of grant.


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
                          =======                                  =====               =======                 =====

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Corporation does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 1998 was $372,500. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 1998: expected volatility of 55%; risk free interest rates ranging from 4.81% through 5.56% in 1998 and expected lives of approximately 8 years. Had compensation expense been determined based on the fair value of the options on the grant dates, the Corporation's net income would have been decreased by $372,500, ($.09 per share).


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

       Major Customers:


       Two major customer accounted for approximately 11% and 30% of net patient service revenue for the years ended December 31, 1997 and 1998, respectively. In addition, the Corporation has another customer whose accounts receivable balance represents approximately 18% of accounts receivable at December 31, 1998.

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


       Other Comments:


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
                                                                                                      ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    SUBSEQUENT EVENTS:


       On February 22, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services Inc.'s Shrewsbury office for $65,000.

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

David Grossman   7,500 Shares    1.59%         $1.625/Share    June 2, 2008
                10,000 Shares    2.19          $.938/Share     December 23, 2008
--------------------------------------------------------------------------------

               Aggregated Option/SAR Exercises in Last fiscal Year
                     and Fiscal Year-End Option/SAR Values


--------------------------------------------------------------------------------
                                               Number of
                                               Securities        Value of
                                               Underlying        Unexercised
                                               Unexercised       In-the-Money
                                               Options/SARs at   Options/SARs at
                                               Fiscal Year-End   Fiscal Year-End
             Shares Acquired                   Exercisable/      Exercisable/
Name         on Exercise      Value Realized   Unexercisable     Unexercisable
-----------  ---------------  --------------   -------------     -------------
Jerry Braun                                    93,750/0 Shares   --
                                               55,000/0 Shares   --
                                               55,000/0 Shares   $3,410
                                               35,000/0 Shares   --
                                               35,000/0 Shares   $2,170


Jacob Rosenberg                                55,000/0 Shares   --
                                               55,000/0 Shares   $3,410
                                               35,000/0 Shares   --
                                               35,000/0 Shares   $2,170

David Grossman                                  7,500/0 Shares
                                               10,000/0 Shares   $620
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

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of the Report:

          (1)  FINANCIAL STATEMENTS:

               Report of Independent Certified Public Accountants.


               Balance Sheet as at December 31, 1998.

               Statements of Income for the Years Ended December 31, 1998 and 1997.

               Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997.

               Statements of Cash Flows for the Years Ended December 31, 1998 and 1997.


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


April 19, 1999


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


/s/ Jerry Braun                 President, Chief Executive        April 19, 1999
-------------------------       Officer and Director
Jerry Braun

/s/ Jacob Rosenberg             Vice President, Chief Operating   April 19, 1999
-------------------------       Officer, Secretary and Director
Jacob Rosenberg

/s/ David Grossman              Chief Accounting                  April 19, 1999
-------------------------       and Financial Officer
David Grossman

/s/ Hirsch Chitrik              Director                          April 19, 1999
------------------------
Hirsch Chitrik

/s/ Sid Borenstein              Director                          April 19, 1999
------------------------
Sid Borenstein

/s/ H. Gene Berger              Director                          April 19, 1999
------------------------
H. Gene Berger

/s/ Charles J. Pendola          Director                          April 19, 1999
------------------------
Charles J. Pendola