Form 10QSB
period 1999-03-31
NEW YORK HEALTH CARE INC
filed 1999-05-14
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,688,230

     Transitional Small Business Disclosure Format (check one);
Yes [ ]   No [X]

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999

                                   A S S E T S

                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                        $   211,731
   Accounts receivable, net of allowance for uncollectible
     amounts of $183,000                                              5,954,056
   Unbilled services                                                    248,339
   Prepaid expenses                                                     105,151
   Due from affiliates                                                    6,876
   Prepaid income taxes and income tax receivable                       238,550
   Deferred tax asset                                                    77,000
                                                                    -----------
         Total current assets                                         6,841,703

Property and equipment, net                                             494,220
Intangibles, net                                                      3,030,342
Deposits                                                                 46,687
                                                                    -----------
         Total assets                                               $10,415,952
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                  $   861,520
   Note payable - bank                                                3,100,000
   Current maturities of long term debt                                 495,651
   Accounts payable and accrued expenses                                317,500
                                                                    -----------

         Total current liabilities                                    4,774,671
                                                                    -----------
Deferred tax liability                                                   59,000
Long-term debt, less current maturities                                 517,848
                                                                    -----------
                                                                        576,848
                                                                    -----------
Commitments, contingencies and other comments

Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000
     shares authorized; 480,000 issued                                   4,800
   Common stock, $.01 par value, 12,500,000
     shares authorized; 3,750,000 shares issued,
     3,688,230 outstanding                                              37,500
   Additional paid-in capital                                        4,659,518
   Retained earnings                                                   434,618
                                                                    ----------

                                                                     5,136,436
   Less: Treasury stock (61,770 common shares at cost)                 (72,003)
                                                                    ----------
         Total shareholders' equity                                  5,064,433
                                                                    ----------
         Total liabilities and shareholders' equity                $10,415,952
                                                                   ===========
           See accompanying notes to consolidated financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                           March 31,
                                                    --------------------------
                                                       1998           1999
                                                    ----------     ----------

Net patient service revenue                         $4,575,866     $5,085,045
                                                    ----------     ----------

Expenses:

   Professional care of patients                     3,221,661      3,645,622
   General and administrative                        1,106,066      1,479,660
   Bad debt expense                                                    15,000
   Depreciation and amortization                        37,542         62,549
                                                    ----------     ----------
         Total operating expenses                    4,365,269      5,202,831
                                                    ----------     ----------

Income (loss) from operations                          210,597       (117,786)
                                                    ----------     ----------

Nonoperating income (expenses):
   Interest income                                      19,554
   Other income                                          9,000
   Interest expense                                    (55,107)       (82,432)
                                                    ----------     ----------
         Nonoperating (expenses) income, net           (26,553)       (82,432)
                                                    ----------     ----------

Income (loss) before provision
(credit) for income taxes                              184,044       (200,218)
                                                    ----------     ----------

Provision (credit) for income taxes:
   Current                                              70,800        (91,000)
   Deferred                                                             5,000
                                                    ----------     ----------
                                                        70,800        (86,000)
                                                    ----------     ----------

Net income (loss)                                      113,244       (114,218)

Dividends declared on preferred stock                                  13,500
                                                    ----------     ----------
Net income (loss) applicable to common stock        $  113,244      $(127,718)
                                                    ==========      =========

Basic and diluted earnings (loss) per share               $.03          $(.03)
                                                          ====          ====

Weighted average shares outstanding                  3,750,000      3,692,262
                                                     =========      =========

Diluted weighted average shares outstanding          3,750,000      3,692,262
                                                     =========      =========

Dividends declared per share of preferred stock                          $.03
                                                                         ====

           See accompanying notes to consolidated financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                          Preferred                      Treasury
                                     Common Stock           Stock       Additional         Stock
                                 ------------------    --------------    Paid-In      ---------------       Retained
                                   Shares    Amount    Shares  Amount    Capital     Shares    Amount       Earnings         Total
                                 ---------   ------    ------  ------   ----------   ------    ------       --------         -----
Balance at January 1, 1999       3,750,000  $37,500   480,000  $4,800   $4,659,518   41,970   $(50,924)    $ 562,336     $5,213,230

Treasury stock purchased
   during January through March
   ($1.06 average per share)                                                         19,800    (21,079)                     (21,079)

Dividends declared on
    preferred stock
    ($.03 per share)                                                                                         (13,500)       (13,500)

Net loss                                                                                                    (114,218)      (114,218)

Balance at March 31,             ---------  -------   -------  ------   ----------   ------   --------     ---------     ----------
   1999                          3,750,000  $37,500   480,000  $4,800   $4,659,518   61,770   $(72,003)    $ 434,618     $5,064,433
                                 =========  =======   =======  ======   ==========   ======   ========     =========     ==========

          See accompanying notes to consolidated financial statements.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------
                                                                                   1998                1999
                                                                              -----------           ---------
Cash flows from operating activities:
   Net income (loss)                                                          $   113,244           $(114,218)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                               37,542              62,549
       Deferred tax expense                                                                             5,000
       Deferred revenue                                                            (9,000)                 --
       Bad debt expense                                                                                15,000
       Changes in operating assets and liabilities:
         Increase in accounts receivable and unbilled services                 (1,323,998)           (201,112)
         Increase in due from affiliates                                          (15,095)               (401)
         Increase in prepaid taxes and income tax receivable                                         (238,550)
         Decrease in prepaid expenses                                               5,087              35,796
         Increase in deposits                                                      (3,967)               (835)
         Decrease in accounts receivable due after one year                       180,604                  --
         Increase in accrued payroll                                              221,182             296,563
         Increase (decrease) in accounts payable and accrued expenses             159,006             (75,684)
         Decrease in income taxes payable                                         (91,910)            (35,215)
                                                                              -----------           ---------
              Net cash used in operating activities                              (727,305)           (251,107)
                                                                              -----------           ---------

Cash flows from investing activities:
   Acquisition of fixed assets                                                    (88,640)            (40,896)
   Payments for the purchase acquisitions and associated costs                   (537,518)            (40,000)
   Costs incurred for future acquisitions                                         (37,902)
                                                                              -----------           ---------
              Net cash used in investing activities                              (664,060)            (80,896)
                                                                              -----------           ---------

Cash flows from financing activities:
   Borrowings under notes payable                                               1,450,000             500,000
   Repayment of long-term debt                                                    (25,000)           (127,862)
   Purchase of treasury stock                                                                         (21,079)
                                                                              -----------           ---------
              Net cash provided by financing activities                         1,425,000             351,059
                                                                              -----------           ---------

Net increase in cash and cash equivalents                                          33,635              19,056

Cash and cash equivalents at beginning of period                                  171,859             192,675
                                                                              -----------           ---------

Cash and cash equivalents at end of period                                    $   205,494           $ 211,731
                                                                              ===========           =========

                 See accompanying notes to financial statements

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of New York Healthcare, Inc. and Subsidiary (the "Corporation"), as filed with the Securities and Exchange Commission.

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS/LOSS PER SHARE:

Basic earnings or loss per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings or loss per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the stock. The Convertible Preferred Stock is not included in the computation of diluted earnings per share because the effect is anti-dilutive.

Net (loss) income per common share and common share equivalent for the three months ended March 31, 1998 and 1999 is computed as follows:

                                                             Three Months       Three Months
                                                                Ended              Ended
                                                            March 31, 1998     March 31, 1999
                                                            --------------     --------------
     Earnings:
        Net income (loss)                                      $  113,244       $  (114,218)
        Preferred stock dividend                                                    (13,500)
                                                               ----------       -----------
                                                               $  113,244       $  (127,718)
                                                               ==========       ===========
     Shares:
        Weighted average number of shares outstanding           3,750,000         3,692,262
                                                                =========         =========

     Net income (loss) per common share                              $.03             $(.03)
                                                                     ====             =====

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - ACQUISITIONS:

On February 8, 1998, the Corporation purchased the customer lists and other intangible assets of three offices in the State of New Jersey from Metro Healthcare Services, Inc. for $500,000 cash and a promissory note in the amount of $580,000. The acquisition was accounted for as a purchase and, accordingly, the assets acquired have been recorded at their estimated fair values at the date of acquisition. The excess of cost over fair values of the purchased business has been allocated to goodwill, customer lists and other intangible assets and is being amortized over 25 and 10 years, respectively. Operating results of the business have been included in the consolidated financial statements of the Corporation since the date of acquisition.

The sum of the purchase price of $1,080,000 plus costs incurred in making the acquisition ($39,000) aggregating $1,119,000 exceeded the fair value of the net assets of the three offices acquired at the date of acquisition by $1,089,000; $30,000 of the purchase price was assigned to acquired furnitures and fixtures.

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

The purchase price of $1,150,000 plus costs incurred in making the acquisition ($45,000) aggregating $1,195,000 exceeded the fair value of the net assets acquired at the date of acquisition by $1,185,000. The purchase price has been allocated to furniture and fixtures for $10,000; $55,000 was assigned to contract value and customers lists and $1,130,000 was assigned to goodwill.

On February 22, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. Shrewsbury office for $65,000. The purchase price has been allocated to furniture and fixtures for $25,000 and the remaining $40,000 to customers lists and other intangibles.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following unaudited pro forma summary for 1998 combines the results of operations of the Corporation and the above mentioned acquisitions as if the acquisitions had occurred on January 1, 1997. The unaudited proforma summary is not necessarily indicative either of the results of operations that would have occurred had the purchase been made during the periods presented, or of future results of operations of the combined companies.

                                                          For the Three
                                                            Months Ended
          Unaudited                                      March 31,  1998
------------------------------                           ---------------

Proforma revenues                                          $5,440,409
Proforma net income                                           159,444
Proforma basic and diluted earnings per share                    $.04

NOTE 4 - TREASURY STOCK:

In January 1999, the Corporation purchased 18,800 shares of common stock for the treasury at a cost of $18,875 and in February, purchased an additional 2,000 shares of common stock for $2,204. The treasury stock is shown at cost.

NOTE 5 - PREFERRED STOCK:

On March 31, 1999, the Corporation declared a dividend (amounting to $13,500) to holders of preferred stock.

NOTE 6 - LINE OF CREDIT:

The Corporation has $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. At March 31, 1999 the Corporation was overadvanced on this line of credit based on the formula. The line is collateralized by all property and assets of the Corporation. The Corporation has also guaranteed the line of credit. At March 31, 1999, $3,100,000 was outstanding. Borrowings under the agreement are due between March and May 1999 and bear interest between 7.8% and 7.6%.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                 Three Months     Three Months
                                                    Ended             Ended
                                                March 31, 1998    March 31, 1999
                                                --------------    --------------

Supplemental cash flow disclosure:
Cash paid during the period for:
     Interest                                     $   56,162        $ 86,670
                                                  ==========        ========
     Income taxes                                 $  163,335        $184,195
                                                  ==========        ========

Supplemental schedule of non cash investing and financing activities:

     The Company purchased customer lists,
     furniture and other intangibles which
     were partially acquired through the
     issuance of promissory notes                 $1,730,000
                                                  ==========


       Dividends declared, not yet paid                             $ 13,500
                                                                    ========

     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Three months ended March 31, 1999 compared with three months ended March 31, 1998.

Results of operations

Revenues for the three months ended March 31, 1999 increased 11.1% to approximately $5,085,000 from approximately $4,576,000 for the three months ended March 31, 1998. The increase is primarily the result of the New Jersey offices, purchased in the first quarter of 1998, being fully operational in the first quarter of 1999. Revenue from existing New York contracts decreased 13.0% or approximately $449,000. This was offset by a gain in revenue of approximately $447,000 from the new New York City HRA contract.

Cost of professional care of patients for the three months ended March 31, 1999 increased 11.6% to approximately $3,646,000 from approximately $3,222,000 for the three months ended March 31, 1998. The increase resulted from hiring additional home health care personnel to service the increased business in New Jersey and the HRA contract offset by the loss in the existing New York business. The cost of professional care of patients as a percentage of revenues increased 1.7% to approximately 71.7% for the three months ended March 31, 1999 from approximately 70.4% for three months ended March 31, 1998. The increase was primarily caused by increased wage rates to home health aides, skilled nurses and therapists in the State of New Jersey. In addition, the HRA contract provides a lower gross profit than other contracts.

Selling, general and administrative expenses for the three months ended March 31, 1999 increased 21.1% to approximately $1,480,000 from approximately $1,105,000 for the three months ended March 31, 1998. The increase resulted primarily from the New Jersey offices purchased in 1998 which became fully operational during the first quarter of 1999. In addition, a new branch office, New York Home Attendant Agency, was established at previously sublet space adjacent to the Company's corporate headquarters to service the HRA contract for the caseload being phased in during 1999. Selling, general and administrative expenses as a percentage of revenue increased to 29.1% from 24.2% as a result of increased wages for marketing and business development, decreased revenue from existing contracts in New York and increased general and administrative expenses for the New York Home Attendant branch office, which are running at approximately 31.8% of revenue as the office builds its caseload to the contracted level.

Interest expense for the three months ended March 31, 1999 increased to approximately $82,000 as compared to approximately $55,000 for the three months ended March 31, 1998, primarily as a result of increased borrowing to finance the purchases of the New Jersey offices and to fund the newly generated receivables.

The credit for federal, state and local taxes for the three months ended March 31, 1999 of $86,000 is the result of the loss for the period as compared to the approximately $71,000 provision for taxes for the three months ended March 31, 1998, which was the result of the income for the period.

In view of the foregoing, net loss for the three months ended March 31, 1999 amounted to approximately $114,000 as compared to approximately $113,000 in net income for the three months ended March 31, 1998.

Liquidity and Capital Resources

For the three months ended March 31, 1999, net cash used in operations was $251,000 as compared to $727,000 during the three months ended March 31, 1998, a decrease of $476,000 or 65.5%. The $251,000 used in the three months ended March 31, 1999 was principally for the funding of the HRA contract's receivables. The $727,000 used in the three months ended March 31, 1998 was principally due to the approximately $1,144,000 increase in accounts receivable and unbilled services, offset by an approximately $288,000 increase in accrued payroll, accounts payable, income taxes payable, and approximately $113,000 in net income. The increase in accounts receivable in 1998 was primarily the result of the acquisition of the New Jersey offices.

Net cash used in investing activities for the three months ended March 31, 1999 approximates $81,000, primarily for the acquisition of the Staff Builders office in Shrewsbury, New Jersey. Net cash provided by financing activities for the three months ended March 31, 1999 totaled $335,000 compared to $1,425,000 provided in the three months ended March 31, 1998.

The $500,000 borrowed in the three months ended March 31, 1999 was primarily used to fund the start up of the New York Home Attendant Agency, which began servicing patients on January 6, 1999. Approximately $500,000 borrowed in the three months ended March 31, 1998 was used for the acquisition of the New Jersey offices and an additional $600,000 was used to fund their newly generated receivables. As of March 31, 1999, the Company has borrowings under its line of credit which exceed its availability by approximately $290,000. The Company's management is currently working with the lender to restructure the availability calculation and is seeking to convert borrowings used for acquisitions to a term note.

As of March 31, 1999, approximately $6,120,000 (approximately 59%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $5,993,000 (approximately 60%) as of March 31, 1998, a decrease of 1%. Such payors generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the three months ended March 31, 1999, the Company's DSO was 107, compared to 116 days for the three months ended March 31, 1998. The improvement of 9 days in DSO is the net effect of combining the New Jersey DSO's (which consist primarily of Medicaid billings) of 48 days and the New York's DSO's which are 143 days and the HRA contract's DSO which are currently 76 days. Once the HRA contract is operating at its full caseload, payment is expected in less than 45 days from invoice date. The Company received its first payment under the HRA contract on April 9, 1999 for the Company services billed through February 28, 1999.

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

Potential Regulatory Changes

There have been news reports regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by future legislation which may be adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the Company's operations, there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources.

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

The Company presently operates two independent computer networks; a Unix-based system for payroll and billing functions and a Windows NT-based system for other accounting, word processing and database functions. The Company's billing system has been modified by the software vendor and is Year 2000 compliant. The Company expects to complete testing of the software by the end of the second quarter of 1999. The Windows NT-based system for the Company's general ledger and accounting software, as well as its Microsoft Office software package for word processing and database functions, are already Year 2000 compliant.

The Company obtained the services of an outside consultant to make an inventory of all of its computer hardware and software in all of its offices and to design and implement a communications network that will link all of the Company's facilities and computer systems. The principal focus of that assessment is on the Company's hardware and operating systems for its computer network and telephone system, which have the most significant effect on the Company's ability to conduct business in a normal manner. The new communications network, and all new hardware and software, will be Year 2000 compliant. At the present time, all computers in the corporate headquarters have been replaced. Upgrading and implementation of the new system has begun and is expected to be completed at the branch office level in the second quarter of 1999, where the Company anticipates replacing approximately 25 desktop computers which may not function properly on the Year 2000 compliant network. The new network is expected to be fully operational during the second quarter of 1999.

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

At the present time, the Company has a Year 2000 remediation budget of approximately $50,000; $25,000 of which is for the replacement of non-compliant hardware, $15,000 for consulting services and $10,000 for software and contingencies. As of March 31, 1999 the Company has used approximately $12,000 of its Year 2000 budget.

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

(b) Reports on Form 8-K. The Company has not filed reports during the first quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1999

                                      NEW YORK HEALTH CARE, INC.

                                      By: /s/ David Grossman
                                         ---------------------------------------
                                         David Grossman
                                         Chief Financial and Accounting Officer