Form 10QSB
period 1999-06-30
NEW YORK HEALTH CARE INC
filed 1999-08-13
CIK 1018354

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended:  June  30,  1999

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

                       NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                                     JUNE 30, 1999

                                      A S S E T S

                                      (UNAUDITED)


Current assets:
  Cash and cash equivalents                                                $    98,310
  Accounts receivable, net of allowance for uncollectible
    amounts of $198,000                                                      5,531,981
  Unbilled services                                                            351,470
  Prepaid expenses                                                             158,875
  Due from affiliates                                                            6,876
  Prepaid income taxes and income tax receivable                               353,347
  Deferred tax asset                                                            84,000
                                                                           ------------
      Total current assets                                                   6,584,859

Property and equipment, net                                                    558,065
Intangibles, net                                                             3,000,990
Deposits                                                                        52,751
                                                                           ------------

      Total assets                                                         $10,196,665
                                                                           ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                          $ 1,026,191
  Note payable - bank                                                        2,950,000
  Current maturities of long term debt                                         522,187
  Accounts payable and accrued expenses                                        356,458
                                                                           ------------

      Total current liabilities                                              4,854,836
                                                                           ------------

Deferred tax liability                                                          54,000
Long-term debt, less current maturities                                        360,229
                                                                           ------------

                                                                               414,229
                                                                           ------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized, including
    Class A Convertible Preferred Stock 480,000; authorized and issued           4,800
  Common stock, $.01 par value, 12,500,000 shares authorized;
    3,750,000 shares issued, 3,688,230 outstanding                              37,500
  Additional paid-in capital                                                 4,659,518
  Retained earnings                                                            297,785
                                                                           ------------
                                                                             4,999,603
  Less: Treasury stock (61,770 common shares at cost)                          (72,003)
                                                                           ------------
      Total shareholders' equity                                             4,927,600
                                                                           ------------

      Total liabilities and shareholders' equity                           $10,196,665
                                                                           ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                      For the Three Months Ended  For the Six Months Ended
                                                June  30,                  June  30,
                                        ------------------------  -------------------------
                                           1998         1999         1998          1999
                                        -----------  -----------  -----------  ------------
Net patient service revenue             $5,311,400   $5,534,358   $9,887,266   $10,619,403
                                        -----------  -----------  -----------  ------------

Expenses:
  Professional care of patients          3,639,736    3,984,693    6,861,397     7,630,315
  General and administrative             1,308,841    1,599,977    2,414,907     3,079,637
  Bad debts expense                         15,000       43,824       15,000        58,824
  Depreciation and amortization             56,658       74,118       94,200       136,667
                                        -----------  -----------  -----------  ------------
    Total operating expenses             5,020,235    5,702,612    9,385,504    10,905,443
                                        -----------  -----------  -----------  ------------

Income (loss)  from operations             291,165     (168,254)     501,762      (286,040)
                                        -----------  -----------  -----------  ------------

Nonoperating income (expenses):
  Interest income                           12,216                    31,770
  Other income                               5,090                    14,090
  Interest expense                         (96,330)     (79,579)    (151,437)     (162,011)
                                        -----------  -----------  -----------  ------------
    Nonoperating income
       (expenses), net                     (79,024)     (79,579)    (105,577)     (162,011)
                                        -----------  -----------  -----------  ------------

Income (loss) before provision
  (credit) for income taxes                212,141     (247,833)     396,185      (448,051)
                                        -----------  -----------  -----------  ------------

Provision (credit) for income taxes:
  Current                                   93,200     (109,000)     164,000      (200,000)
  Deferred                                               (2,000)                     3,000
                                        -----------  -----------  -----------  ------------
                                            93,200     (111,000)     164,000      (197,000)
                                        -----------  -----------  -----------  ------------

Net income (loss)                          118,941     (136,833)     232,185      (251,051)

Dividends declared on preferred stock                                               13,500
                                        -----------  -----------  -----------  ------------

Net income (loss) applicable to
  common stock                          $  118,941   $ (136,833)  $  232,185   $  (264,551)
                                        ===========  ===========  ===========  ============

Basic and diluted earnings (loss)
  per share                             $      .03   $     (.04)  $      .06   $      (.07)
                                        ===========  ===========  ===========  ============

Weighted average shares outstanding      3,753,104    3,688,230    3,751,177     3,690,235
                                        ===========  ===========  ===========  ============

Diluted weighted average shares
  outstanding                            3,757,489    3,688,230    3,753,380     3,690,235
                                        ===========  ===========  ===========  ============

Dividends declared per share of
  preferred stock                                                              $       .03
                                                                               ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                             FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                           (UNAUDITED)


                                                         Preferred                         Treasury
                                  Common  Stock             Stock           Additional       Stock
                              ---------------------  ---------------------   Paid-In    -----------------  Retained
                                Shares     Amount     Shares      Amount     Capital    Shares   Amount    Earnings       Total
                              ----------  ---------  ---------  ----------  ----------  ------  ---------  ----------  -----------
Balance at January 1, 1999    3,750,000   $ 37,500    480,000   $   4,800   $4,659,518  41,970  $(50,924)  $ 562,336   $5,213,230

Treasury stock purchased
  during January through
  June ($1.06 average per
  share)                                                                                19,800   (21,079)                 (21,079)

Dividends paid on
  preferred stock ($.03 per
  share)                                                                                                     (13,500)     (13,500)

Net loss                                                                                                    (251,051)    (251,051)
                              ----------  ---------  ---------  ----------  ----------  ------  ---------  ----------  -----------

Balance at June 30, 1999      3,750,000   $ 37,500    480,000   $   4,800   $4,659,518  61,770  $(72,003)  $ 297,785   $4,927,600
                              ==========  =========  =========  ==========  ==========  ======  =========  ==========  ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                For the Six Months Ended
                                                                        June  30,
                                                                ------------------------
                                                                    1998         1999
                                                                ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                             $   232,185   $(251,051)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                  94,200     136,667
      Deferred revenue                                              (36,000)
      Bad debt expense                                               15,000      58,824
      Deferred tax                                                               (7,000)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable and
           unbilled services                                     (1,252,989)     74,008
        Increase in due from affiliates                              (6,475)       (401)
        Increase in prepaid taxes and income tax receivable                    (353,347)
        Increase in prepaid expenses                                (45,297)    (17,928)
        Increase in deposits                                         (6,667)     (6,899)
        Decrease in accounts receivable due after one year          180,604
        Increase in accrued payroll                                 234,669     461,234
        Increase (decrease) in accounts payable and
           accrued expenses                                          55,874     (23,226)
        Decrease in income taxes payable                            (34,013)    (35,215)
                                                                ------------  ----------
          Net cash (used in) provided by operating activities      (568,909)     35,666
                                                                ------------  ----------

Cash flows from investing activities:
  Acquisition of fixed assets                                       (92,378)   (140,807)
  Payments for the purchase acquisitions and associated costs      (581,008)    (45,700)
  Costs incurred for future acquisitions                             19,406
                                                                ------------  ----------
          Net cash used in investing activities                    (653,980)   (186,507)
                                                                ------------  ----------

Cash flows from financing activities:
  Borrowings under notes payable                                  1,550,000     350,000
  Repayment of long-term debt                                      (446,250)   (258,945)
  Net charges from issuance of common stock                          16,250
  Purchase of treasury stock                                        (12,638)    (21,079)
  Preferred stock dividends paid                                                (13,500)
                                                                ------------  ----------
          Net cash provided by financing activities               1,107,362      56,476
                                                                ------------  ----------

Net decrease in cash and cash equivalents                          (115,527)    (94,365)

Cash and cash equivalents at beginning of period                    171,859     192,675
                                                                ------------  ----------

Cash and cash equivalents at end of period                      $    56,332   $  98,310
                                                                ============  ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION:

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of New York Health Care Inc. and Subsidiary (the "Corporation"), as filed with the Securities and Exchange Commission.

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE  3  -  ACQUISITIONS:

On February 22, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. Shrewsbury office for $65,000. The purchase price has been allocated to furniture and fixtures for $25,000 and the remaining $40,000 to customers lists and other intangibles.

On June 11, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. Hackensack office for $25,700. The purchase price has been allocated to furniture and fixtures for $20,000 and the remaining $5,700 to customers lists and other intangibles.

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

On March 31, 1999, the Corporation declared a dividend (amounting to $13,500) to holders of preferred stock which was paid in April 1999.

NOTE  6  -  LINE  OF  CREDIT:

The Corporation has a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. At June 30, 1999, the Corporation was overadvanced on this line of credit based on the formula. The line is collateralized by all property and assets of the Corporation. The Corporation has also guaranteed the line of credit. At June 30, 1999, $2,950,000 was outstanding. Borrowings under the agreement bear interest at 1/2% above the prime rate per annum (8.25% at June 30, 1999).

NOTE  7  -  LONG-TERM  DEBT  -  RELATED  PARTY:

Included in long-term debt and current maturities of long-term debt are $166,666 and $191,667, respectively, due to a related party.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE  8  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                                         Six  Months  Ended
                                                               June  30,
                                                        --------------------
                                                           1998       1999
                                                        ----------  --------

Supplemental cash flow disclosure:
  Cash paid during the period for:
    Interest                                            $  131,436  $163,570
                                                        ==========  ========

    Income taxes                                        $  217,513  $184,195
                                                        ==========  ========


Supplemental schedule of noncash investing and
  financing activities:
    The Company purchased customer lists,
    furniture and fixtures and other intangibles which
    were partially acquired by the issuance of
    promissory notes.                                   $1,730,000
                                                        ==========


NOTE  9  -  SUBSEQUENT  EVENTS

Long-Term Debt - Related Party:

The Company failed to make a princial and interest payment to a related party (see Note 7) due July 1, 1999.

Preferred  Stock:

On July 29, 1999, the Board of Directors authorized an increase in the number of shares of Class A Convertible Preferred Stock from 480,000 to 590,375 shares. The holders of the Preferred Stock shall be entitled to a dividend equal to 9% of the purchase price for the Preferred Stock before any dividend is paid on Common Stock. Dividends may be declared quarterly at the discretion of the Board of Directors and are not cumulative. The holders of Preferred Stock receive no preference on liquidation and such shares may be converted into one share of Common Stock at any time.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


On July 29, 1999, Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which is the holder of the Corporation's promissory note (see Note 7) in the face amount of $550,000, bearing interest at the rate of 9% per annum at June 30, 1999, converted $100,000 of the principal amount of the promissory note into 110,375 shares of the Corporation's Class A Convertible Preferred Stock at a conversion price of $.91 per share, each share of which is convertible at any time into shares of the Corporation's $.01 par value common stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein. Messrs. Braun, Rosenberg, Chitrik, and Borenstein are also officers or directors of the Corporation and together with Mr. Soroka, are all shareholders.

The accompanying unaudited proforma condensed balance sheet gives effect to the conversion of the debt to equity as if such transaction occurred on June 30, 1999.

Proforma  Adjustments:

(a) To record the conversion of $100,000 of debt into 110,375 shares of Class A Convertible Preferred Stock at a price of $.91:

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)

                                     ASSETS


                                            Proforma
                             Historical   Adjustments   Proforma
                             -----------  ------------  --------
Current assets:
  Cash                       $    98,310                $     98,310
  Accounts receivable          5,531,981                   5,531,981
  Other current assets           954,568                     954,568
                             -----------                ------------
    Total current assets       6,584,859                   6,584,859

Property and equipment, net      558,065                     558,065
Intangibles                    3,000,990                   3,000,990
Deposits                          52,751                      52,751
                             -----------                ------------

  Total assets               $10,196,665                $ 10,196,665
                             ===========                =============

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         Proforma
                                          Historical    Adjustments   Proforma
                                         ------------  -------------  -------------

Current liabilities                      $ 4,854,836                  $  4,854,836
                                         ------------                 -------------

Deferred tax liability                        54,000                        54,000
                                         ------------                 -------------

Long-term debt, less current maturities      360,229   $   (100,000)       260,229
                                         ------------                 -------------

Shareholders' equity:
  Preferred stock                              4,800          1,104          5,904
  Common stock                                37,500                        37,500
  Additional paid-in capital               4,659,518         98,896      4,758,414
  Retained earnings                          297,785                       297,785
                                         ------------                 -------------
                                           4,999,603                     5,099,603
  Less treasury stock                        (72,003)                      (72,003)
                                         ------------                 -------------
    Total shareholders' equity             4,927,600                     5,027,600
                                         ------------                 -------------

    Total liabilities and stockholders'
       equity                            $10,196,665                  $ 10,196,665
                                         ============                 =============

The conversion transaction is on substantially the same terms as that which the Corporation and Heart to Heart agreed to on August 6, 1998 in which $600,000 of the promissory note was converted into 480,000 shares of the Class A Convertible Preferred Stock. The Corporation had obtained an independent opinion that the consideration received by the Corporation in that transaction was, under the circumstances, fair to the Corporation.

     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SIX  MONTHS  ENDED  JUNE  30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

RESULTS  OF  OPERATIONS

Revenues for the six months ended June 30, 1999 increased 7.4% to approximately $10,620,000 from approximately $9,887,000 for the six months ended June 30, 1998. The increase is primarily the result of a gain in revenue of approximately $1,516,000 from the new New York City HRA contract. Revenues from offices located in New Jersey increased 6.6% or $233,000 as a result of the offices purchased in the first quarter of 1998 becoming fully operational in 1999 and acquisition of two Staff Builders' offices, in Shrewsbury and Hackensack, in 1999. Revenues from the New York operations, excluding the HRA contract, decreased 15.0% or approximately $1,016,000. The decreased revenue is the result of one contract closing its home care program, another having regulatory issues that have since been resolved and decreased hours provided to various other contracts.

Cost of professional care of patients for the six months ended June 30, 1999 increased 11.2% to approximately $7,630,000 from approximately $6,861,000 for the six months ended June 30, 1998. The increase resulted from hiring additional home health care personnel to service the increased business in New Jersey and the HRA contract, offset by lower staffing needs in New York caused by the decrease in revenue. The cost of professional care of patients as a percentage of revenues increased 2.4% to approximately 71.8% for the six months ended June 30, 1999 from approximately 69.4% for six months ended June 30, 1998. The increase was primarily caused by increased wage rates to home health aides, outsourcing of skilled nurses and therapists, and the effect of the HRA contract, which provides a gross profit margin that is significantly lower than other contacts. In order to contain the growth of direct costs as a percentage of revenue, the Company began reducing hourly pay rates in July to home health aides in areas where there is a surplus of available aides.

Selling, general and administrative expenses for the six months ended June 30, 1999 increased 27.5% to approximately $3,080,000 from approximately $2,415,000 for the six months ended June 30, 1998. The increase resulted from New York Home Attendant Agency, a new branch office established at previously sublet space adjacent to the Company's corporate headquarters to service the HRA contract, and the New Jersey offices purchased in 1998 that became fully operational during the first quarter of 1999. Selling, general and administrative expenses as a percentage of revenue increased 4.6% to 29.0% from 24.4% as a result of increased wages for marketing and business development and decreased revenue from existing contracts in New York. The Company is presently reorganizing its operations at the branch level and combining the responsibilities of certain positions in order to reduce overhead.

Interest expense for the six months ended June 30, 1999 increased to approximately $162,000 as compared to approximately $151,000 for the six months ended June 30, 1998, primarily as a result of increased borrowing to fund the newly generated receivables of New York Home Attendant Agency.

The credit for federal, state and local taxes of $197,000 for the six months ended June 30, 1999 is the result of the loss for the period as compared to a provision for taxes of approximately $164,000 for the six months ended June 30, 1998, which is a result of income for the period.

In view of the foregoing, net loss for the six months ended June 30, 1999 amounted to approximately $251,000 as compared to approximately $232,000 of net income for the six months ended June 30, 1998.

On July 29, 1999 the Company converted $100,000 of its note payable to Heart To Heart Health Care Services, Inc. into 110,375 shares of its Series A Convertible Preferred Stock. This conversion will have a positive effect on future cash flows and increases the Company's tangible net worth to $2,026,610.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the six months ended June 30, 1999, net cash provided by operations was $36,000 as compared to net cash used of $569,000 during the six months ended June 30, 1998, an increase of $605,000. The $36,000 provided in the six months ended June 30, 1999 was principally due to the $461,000 increase in accrued payroll, $74,000 increase in accounts receivable and $137,000 in depreciation and amortization offset by a $353,000 increase in income tax receivables and a $251,000 net loss for the period. Cash used in the six months ended June 30, 1998 was principally due to an approximately $1,072,000 increase in accounts receivable and unbilled services, offset by an approximately $290,000 increase in accounts payable, including payroll, and approximately $232,000 in net income. The increase in accounts receivable in 1998 was primarily the result of the acquisition of the New Jersey offices.

Net cash used in investing activities for the six months ended June 30, 1999 was approximately $187,000 primarily for the acquisition of Staff Builders' offices in Shrewsbury and Hackensack, New Jersey and computer equipment for the Company's new network. Net cash provided by financing activities for the six months ended June 30, 1999 totaled $56,000 compared to the $1,107,000 provided in the six months ended June 30, 1998.

The $350,000 borrowed in the six months ended June 30, 1999 was primarily used to fund the start up of the New York Home Attendant Agency that began servicing patients on January 6, 1999. Approximately $500,000 borrowed in the six months ended June 30, 1998 was used for the acquisition of the New Jersey offices and an additional $600,000 was used to fund their newly generated receivables. As of June 30, 1999, the Company has borrowings under its line of credit which exceed its availability formula by approximately $428,000. The Company's management is currently working with the lender to restructure the availability formula. The Company failed to make a July 1, 1999 payment on a note payable to a related party. In order to accelerate cash flow, the Company is entering into an agreement with a third party to sell certain receivables at a discount and receive payment in 120 days.

As of June 30, 1999, approximately $5,418,000 (approximately 53%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $5,624,000 (approximately 58%) as of June 30, 1998, a decrease of 5%. Such payors generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the six months ended June 30, 1999, the Company's DSO was 99, compared to 109 days for the six months ended June 30, 1998. The improvement of 10 days in DSO is the net effect of combining the New Jersey DSO's of 47 days and the New York DSO's of 130 days and the HRA contract's DSO's which are currently 69 days. Once the HRA contract has completed its ramp-up period, its DSO's are expected to improve to approximately 45 days.

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

The Company presently operates two independent computer networks; a Unix-based system for payroll and billing functions and a Windows NT-based system for other accounting, word processing and database functions. The Company's billing system has been modified by the software vendor and is expected to be Year 2000 compliant. The Company expects to complete testing of the software by the end of the third quarter of 1999. The Windows NT-based system for the Company's general ledger and accounting software, as well as its Microsoft Office software package for word processing and database functions, are already Year 2000 compliant.

The Company obtained the services of an outside consultant to make an inventory of all of its computer hardware and software in all of its offices and to design and implement a communications network that links all of the Company's facilities and computer systems. The principal focus of that assessment was on the Company's hardware and operating systems for its computer network and telephone system, which have the most significant effect on the Company's ability to conduct business in a normal manner. The new network became fully operational in the third quarter of 1999. All of the Company's computers have been replaced or upgraded and all hardware and software is believed to be Year 2000 compliant. The Company will continue to reassess and test its communications network and make all necessary changes through the remainder of 1999.

The Company has been communicating with its significant payors and vendors to determine the extent to which the Company may be vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company's management believes that the failure of such vendors to remediate their Year 2000 issues in a timely manner will not have a material adverse effect upon the Company. However, there can be no assurance that the computer systems of such third parties will be remedied in a timely manner or that failures or incompatibility issues arising out of the remediation methods of such third parties will not have a material adverse effect on the Company. Management believes that, so long as the Company's ability to provide its services and process its payroll and billing is unaffected by Year 2000 issues, the Company's available line of credit will be adequate to sustain operations in the event significant payors are temporarily unable to make timely payment of their obligations to the Company.

At the present time, the Company has a Year 2000 remediation budget of approximately $50,000; $25,000 of which is for the replacement of non-compliant hardware, $15,000 for consulting services and $10,000 for software and contingencies. As of June 30, 1999 the Company has used approximately $35,000 of its Year 2000 budget.

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

ITEM  5.  OTHER  INFORMATION.

     The following information relates to the period covered by this report and has not previously been reported on Form 8-K:

     (a) The Registrant has made the following recent sale of unregistered securities:

     On July 29, 1999, the Registrant's Board of Directors authorized an increase in the authorized shares of the Registrant's Class A Convertible Preferred Stock (the "Class A Preferred") from 480,000 shares to 590,375 shares. Immediately following that authorization, the Company entered an agreement with Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which is the holder of the Registrant's promissory note (the "Note") in the current face amount of $550,000 currently bearing interest at the rate of 9% per annum, for the conversion of $100,000 of the principal amount of that Note into 110,375 shares of the Registrant's Class A Convertible Preferred Stock at a conversion price of $.906 per share, each share of which is convertible at any time into shares of the Registrant's $.01 par value common stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein (the "Affiliated Shareholders"). Messers. Braun, Rosenberg, Chitrik and Bornstein are officers or directors of the Registrant and, together with Mr. Soroka, are all shareholders. The conversion transaction is on substantially the same terms as that which the Registrant and Heart To Heart agreed-to on August 6, 1998 in which $600,000 of the Note was converted into 480,000 shares of the Class A Preferred. The Registrant had obtained an independent opinion that the consideration received by the Company in that transaction was, under the circumstances, fair from a financial point of view to the Registrant, not including the Affiliated Shareholders.

     Exemption from registration under the Securities Act of 1933 (the "Act") is claimed by the Registrant for the issuance of the Class A Preferred referred to above in reliance upon the exemption offered by Section 4(2) of the Act for transactions not involving a public offering. Each certificate evidencing such warrants and shares of Class A Preferred bears an appropriate restrictive legend, and "stop transfer" orders are maintained on the Registrant's stock transfer records against each holder named above. The transaction did not involve participation by any underwriter or a broker-dealer.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits  required  by  item  601  of  Regulation  S-B.

EXHIBIT  DESCRIPTION
NUMBER   OF EXHIBIT
-------  ----------------------------------------------------------------------------------------
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

10.38    Form of Financial Consulting Agreement with H.J. Meyers & Co., Inc.*

10.39    Forms of Merger & Acquisition Agreement and Indemnification.*

10.40    Consulting Agreement by and between the Company and H. Gene Berger dated
         July 30, 1997****

10.41    Agreement between the Company and Heart To Heart Health Care Services, Inc. dated
         August 6, 1998.*****

10.42    Agreement between the Company and Heart To Heart Health Care Services, Inc. dated
         July 29, 1999.

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

     (b)     Reports  on Form 8-K.  The Company did not file any reports on Form
             --------------------
8-K/A  during  the  quarter  ended  June  30,  1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 1999

                                         NEW  YORK  HEALTH  CARE,  INC.


                                   By: /s/ David Grossman
                                       --------------------
                                       David Grossman
                                       Chief Financial and Accounting Officer