Form 10QSB
period 1999-09-30
NEW YORK HEALTH CARE INC
filed 1999-11-16
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended:  September  30,  1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For  the  transition  period  from:

                           Commission File No. 1-12451

                           NEW YORK HEALTH CARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                New  York                                11-2636089
    (State  or  other  jurisdiction  of               (I.R.S.  Employer
      incorporation  or  organization)               Identification  No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,668,730

     Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

                       NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                                   SEPTEMBER 30, 1999

                                      A S S E T S

                                       (UNAUDITED)

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   251,499
  Accounts receivable, net of allowance for uncollectible
    amounts of $248,300 . . . . . . . . . . . . . . . . . . . . . . . . .    5,865,332
  Unbilled services . . . . . . . . . . . . . . . . . . . . . . . . . . .      296,301
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,703
  Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        6,875
  Prepaid income taxes and income taxes receivable. . . . . . . . . . . .      196,726
  Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000
                                                                           ------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .    6,780,436

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .      526,383
Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,968,191
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52,751
                                                                           ------------

      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $10,327,761
                                                                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,187,323
  Note payable - bank . . . . . . . . . . . . . . . . . . . . . . . . . .    2,850,000
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . .      446,129
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .      520,255
                                                                           ------------

      Total current liabilities . . . . . . . . . . . . . . . . . . . . .    5,003,707
                                                                           ------------

Deferred tax liability. . . . . . . . . . . . . . . . . . . . . . . . . .       22,000
Long-term debt, less current maturities . . . . . . . . . . . . . . . . .      256,148
                                                                           ------------
                                                                               278,148
                                                                           ------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized, including
    Class A Convertible Preferred Stock; 590,375 issued and outstanding .        5,904
  Common stock, $.01 par value, 12,500,000 shares authorized;
    3,750,000 shares issued, 3,678,730 outstanding. . . . . . . . . . . .       37,500
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    4,758,414
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      325,294
                                                                           ------------
                                                                             5,127,112
  Less: Treasury stock (71,270 common shares at cost) . . . . . . . . . .      (81,206)
                                                                           ------------
      Total shareholders' equity. . . . . . . . . . . . . . . . . . . . .    5,045,906
                                                                           ------------

      Total liabilities and shareholders' equity. . . . . . . . . . . . .  $10,327,761
                                                                           ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF INCOME

                                          (UNAUDITED)

                                       For the Three Months Ended   For the Nine Months Ended
                                              September 30,                September 30,
                                       ---------------------------  --------------------------
                                          1998           1999           1998          1999
                                       -----------  --------------  ------------  ------------
Net patient service revenue . . . . .  $5,067,945   $   6,277,828   $14,955,211   $16,897,231
                                       -----------  --------------  ------------  ------------

Expenses:
  Professional care of patients . . .   3,442,066       4,516,031    10,303,463    12,146,346
  General and administrative. . . . .   1,278,215       1,513,949     3,693,122     4,593,586
  Bad debts expense . . . . . . . . .      15,000          50,000        30,000       108,824
  Depreciation and amortization . . .      55,949          72,465       150,149       209,132
                                       -----------  --------------  ------------  ------------
    Total operating expenses. . . . .   4,791,230       6,152,445    14,176,734    17,057,888
                                       -----------  --------------  ------------  ------------

Income (loss) from operations . . . .     276,715         125,383       778,477      (160,657)
                                       -----------  --------------  ------------  ------------

Non-operating income (expenses):
  Interest income . . . . . . . . . .      13,000               -        44,770             -
  Other income. . . . . . . . . . . .         165               -        14,255             -
  Interest expense. . . . . . . . . .     (86,971)        (84,760)     (238,408)     (246,771)
                                       -----------  --------------  ------------  ------------
    Non-operating income
       (expense), net . . . . . . . .     (73,806)        (84,760)     (179,383)     (246,771)
                                       -----------  --------------  ------------  ------------

Income (loss) before provision
  (credit) for income taxes . . . . .     202,909          40,623       599,094      (407,428)
                                       -----------  --------------  ------------  ------------

Provision (credit) for income taxes:
  Current . . . . . . . . . . . . . .      83,000          71,114       247,000      (128,886)
  Deferred. . . . . . . . . . . . . .           -         (58,000)            -       (55,000)
                                       -----------  --------------  ------------  ------------
                                           83,000          13,114       247,000      (183,886)
                                       -----------  --------------  ------------  ------------
Net income (loss) . . . . . . . . . .     119,909          27,509       352,094      (223,542)

Dividends paid on preferred stock             ---             ---           ---        13,500
Net income (loss) applicable
                                                    --------------  ------------  ------------
   to common stock. . . . . . . . . .  $  119,909   $      27,509   $   352,094   $  (237,042)
                                       ===========  ==============  ============  ============

Basic and diluted earnings (loss)
  per share . . . . . . . . . . . . .  $      .03   $         .01   $       .09   $      (.06)
                                       ===========  ==============  ============  ============
Weighted average shares
  outstanding . . . . . . . . . . . .   3,739,504       3,686,784     3,747,539     3,689,072
                                       ===========  ==============  ============  ============
Diluted weighted average shares
  outstanding . . . . . . . . . . . .   3,739,504       3,686,784     3,749,047     3,689,072
                                       ===========  ==============  ============  ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                            (UNAUDITED)


                                                            Preferred       Additional     Treasury
                                         Common Stock         Stock          Paid-In         Stock          Retained
                                      ------------------  -------------                  ---------------
                                       Shares    Amount   Shares   Amount    Capital    Shares   Amount     Earnings      Total
                                      ---------  -------  -------  -------  ----------  ------  ---------  ----------  -----------
Balance at January 1, 1999 . . . . .  3,750,000  $37,500  480,000  $ 4,800  $4,659,518  41,970  $(50,924)  $ 562,336   $5,213,230

Treasury stock purchased during
  January through June ($1.06
  average per share)                                                                    19,800   (21,079)                 (21,079)

Treasury stock purchased during
  July through September ($0.97
  average per share)                                                                     9,500    (9,203)                  (9,203)

Dividends paid on preferred stock
  ($.03 per share)                                                                                           (13,500)     (13,500)

Issuance of preferred stock on
  July 29, 1999 in exchange for
  promissory  note ($0.91 per share)                      110,375    1,104      98,896                                    100,000

Net loss                                                                                                    (223,542)    (223,542)
                                      ---------  -------  -------  -------  ----------  ------  ---------  ----------  -----------

Balance at September 30, 1999. . . .  3,750,000  $37,500  590,375  $ 5,904  $4,758,414  71,270  $(81,206)  $ 325,294   $5,045,906
                                      =========  =======  =======  =======  ==========  ======  =========  ==========  ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                      For the Nine Months Ended
                                                                           September 30,
                                                                      --------------------------
                                                                           1998          1999
                                                                       -------------  ----------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $    352,094   $(223,542)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . .       150,149     209,132
      Bad debts expense . . . . . . . . . . . . . . . . . . . . . . .        30,000     108,824
      Deferred tax credit . . . . . . . . . . . . . . . . . . . . . .       (55,000)
      Deferred revenue                                                      (36,000)        ---
      Changes in operating assets and liabilities:
        Increase in accounts receivable and unbilled services . . . .    (1,171,466)   (254,174)
        Increase in due from affiliates . . . . . . . . . . . . . . .        (6,475)       (400)
        (Increase) decrease in prepaid expenses . . . . . . . . . . .       (68,728)     77,244
        Increase in deposits. . . . . . . . . . . . . . . . . . . . .        (9,602)     (6,899)
        Decrease in accounts receivable due after one year                  180,604         ---
        Increase in accrued payroll . . . . . . . . . . . . . . . . .       290,410     622,366
        (Decrease) increase in accounts payable and accrued expenses.       (14,566)    140,571
        Decrease (increase) in income taxes receivable. . . . . . . .         2,967    (231,941)
                                                                       -------------  ----------
          Net cash (used in) provided by operating activities . . . .      (300,613)    386,181
                                                                       -------------  ----------

Cash flows from investing activities:
  Acquisition of fixed assets . . . . . . . . . . . . . . . . . . . .      (113,714)   (144,967)
  Payments for purchase acquisitions and associated costs . . . . . .       572,295)    (49,524)
                                                                       -------------  ----------
          Net cash used in investing activities . . . . . . . . . . .      (686,009)   (194,491)
                                                                       -------------  ----------

Cash flows from financing activities:
  Borrowings under notes payable. . . . . . . . . . . . . . . . . . .     1,250,000     250,000
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . .      (267,500)   (339,084)
  Net charges from issuance of common stock                                  16,250         ---
   Preferred stock dividend paid                                                ---     (13,500)
  Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . .       (43,954)    (30,282)
                                                                       -------------  ----------
          Net cash provided by (used in) financing activities . . . .       954,796    (132,866)
                                                                       -------------  ----------

Net (decrease) increase in cash and cash equivalents. . . . . . . . .       (31,826)     58,824
Cash and cash equivalents at beginning of period. . . . . . . . . . .       171,859     192,675
                                                                       -------------  ----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $    140,033   $ 251,499
                                                                       =============  ==========

Supplemental cash flow disclosure:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    238,408   $ 246,771
                                                                       =============  ==========
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    301,665   $ 103,055
                                                                       =============  ==========

Supplemental schedule of noncash investing and financing activities:
  The Company purchased customer lists, furniture and fixtures and other intangibles, partially acquired through the issuance
  of promissory notes.                                                 $  1,730,000   $     ---
                                                                       =============  ==========

   The Company converted long-term debt to 480,000 and 110,375
   shares, respectively, of preferred stock . . . . . . . . . . . . .  $    600,000   $ 100,000
                                                                       =============  ==========

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

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  EARNINGS/(LOSS)  PER  SHARE:

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings or loss per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the stock.
Convertible Preferred Stock is not included in the computation of diluted earnings (loss) per share because the effect is anti-dilutive.

NOTE  3  -  TREASURY  STOCK:

In January 1999 the Corporation purchased 17,800 shares of common stock for the treasury at a cost of $18,875, and in February purchased an additional 2,000 shares of common stock for $2,204.

In September 1999, the Corporation purchased 9,500 shares of common stock for the treasury at a cost of $9,203. Treasury stock is shown at cost.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE  4  -  PREFERRED  STOCK:

On August 6, 1998, Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which was the holder of the Corporation's promissory note in the face amount of $1,150,000, and bearing interest at the rate of prime plus 1% (9%), converted $600,000 of the principal amount of that promissory note into 480,000 shares of Class A Stock. The Class A may be converted at a conversion price of $1.25 per share, into one share of the Corporation's $.01 par value common stock at any time. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein. Messrs. Braun, Rosenberg, Chitrik and
Borenstein are officers or directors of the Corporation and together with Mr. Soroka are all principal shareholders. The Corporation therefore obtained an independent opinion that the terms and conditions of the transaction were, under the circumstances, fair to the Corporation.

On March 31, 1999, the corporation declared a dividend (amounting to $13,500), to holders of preferred stock, which was paid in April 1999.

On July 29,1999, the Board of Directors authorized an increase in the number of shares of Class A Convertible Preferred Stock from 480,000 to 590,375 shares. The holders of the Preferred Stock shall be entitled to a dividend equal to 9% of the purchase price for the Preferred Stock before any dividend is paid on Common Stock. Dividends may be declared quarterly at the discretion of the Board of Directors and are not cumulative. The holders of Preferred Stock receive no preference on liquidation and such shares may be converted into one share of Common Stock at any time.

On July 29, 1999, Heart to Heart, which was still owed approximately $360,000 under the terms of the promissory note, converted $100,000 of principal amount into 110,375 shares of the Corporation's Class A Stock at a conversion price of $.91 per share, each share of which is convertible at any time into shares of the Corporation's $.01 par value common stock. The remaining balance under the promissory note is payable, with interest at prime plus 1% (9 1/4% at September 30, 1999), in quarterly installments until January 2001 (see Note 8).

NOTE  5  -  LINE  OF  CREDIT:

The Corporation has a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. At September 30, 1999, the Corporation was overadvanced on this line of credit based on the formula. All property and assets of the Corporation collateralize the line and the Corporation has also guaranteed the line of credit. At
September 30, 1999, $2,850,000 was outstanding. Borrowings under the agreement bear interest at prime plus 1/2% (8.75% at September 30, 1999). The line of credit expired on June 30, 1999, and the bank has extended the line to give the Corporation time to obtain replacement financing.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE  6  -  ACQUISITIONS:

On February 22, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. (Shrewsbury office) for $65,000. The purchase price has been allocated to furniture and fixtures for $25,000 and the remaining $40,000 to customer lists and other intangibles.

On June 11, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. (Hackensack office) for $25,700. The purchase price has been allocated to furniture and fixtures for $20,000 and the remaining $5,700 to customer lists and other intangibles.

NOTE  7  -  EARNINGS  PER  SHARE:

Earnings  per  share  are  computed  as  follows:

                                           For the Three Months Ended  For the Nine Months Ended
                                                   September 30,            September 30,
                                               ----------------------  -----------------------
                                                  1998        1999        1998        1999
                                               ----------  ----------  ----------  -----------
Basic and diluted earnings (loss) per share:

Earnings:
  Net income (loss) applicable
    to common stock . . . . . . . . . . . . .  $  119,909  $   27,509  $  352,094  $ (237,042)
                                               ----------  ----------  ----------  -----------

Shares:
  Weighted average number of
    common shares outstanding . . . . . . . .   3,739,504   3,686,784   3,747,539   3,689,072
  Incremental shares relating to
    stock options and warrants                        ---         ---       1,508         ---
                                               ----------  ----------  ----------  -----------

Diluted weighted average shares
   outstanding. . . . . . . . . . . . . . . .   3,739,504   3,686,794   3,749,047   3,689,072
                                               ==========  ==========  ==========  ===========

Basic earnings (loss)
   per share. . . . . . . . . . . . . . . . .  $      .03  $      .01  $      .09  $     (.06)
                                               ==========  ==========  ==========  ===========

Diluted earnings (loss)
   per share. . . . . . . . . . . . . . . . .  $      .03  $      .01  $      .09  $     (.06)
                                               ==========  ==========  ==========  ===========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE  8  -  SUBSEQUENT  EVENTS:

On October 23, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. Manhattan office for $30,000. The purchase price has been allocated to furniture and fixtures for $25,000 and the remaining $5,000 to customer lists and other intangibles.

On October 26, 1999, the Corporation purchased 10,000 shares of common stock for the treasury at a cost of $9,090.

The Corporation failed to make the principal and interest payment to a related party (see Note 4) due October 1, 1999. The July 1, 1999 payment was made on October 20, 1999.

     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

RESULTS  OF  OPERATIONS

Revenues for the nine months ended September 30, 1999 increased 13.0% to approximately $16,897,000 from approximately $14,955,000 for the nine months ended September 30, 1998. The increase is primarily the result of a gain in revenue of approximately $3,289,000 from the new New York City HRA contract. Revenues from offices located in New Jersey also increased 3.8%, or $184,000, as the offices purchased in the first quarter of 1998 were fully operational in 1999, and as a result of the acquisition of two Staff Builders' offices, in Shrewsbury and Hackensack, in 1999. Revenues from the New York operations, excluding the HRA contract, decreased 15.2% or approximately $1,531,000. The decreased revenue is the result of one contract closing its home care program, another having regulatory issues that have since been resolved, and decreased hours required by a number of other contracts.

Cost of professional care of patients for the nine months ended September 30, 1999 increased 17.9% to approximately $12,146,000 from approximately $10,303,000 for the nine months ended September 30, 1998. The increase resulted from hiring additional home health care personnel to service the increased business in New Jersey and the HRA contract, offset by lower staffing needs in New York caused by the decrease in hours from other contracts. The cost of professional care of patients as a percentage of revenues increased to approximately 71.9% for the nine months ended September 30, 1999 from approximately 68.9% for nine months ended September 30, 1998. The increase was primarily caused by increased wage rates to home health aides, outsourcing of skilled nurses and therapists, and the effect of the HRA contract, which provides a gross profit margin that is significantly lower than other contacts. In order to contain the growth of direct costs as a percentage of revenue, the Company began reducing hourly pay rates in July to home health aides in areas where there is a surplus of available aides, which has partially mitigated the impact of the above items.

Selling, general and administrative expenses for the nine months ended September 30, 1999 increased 24.4% to approximately $4,594,000 from approximately $3,693,000 for the nine months ended September 30, 1998. The increase resulted from New York Home Attendant Agency, a new branch office established at previously sublet space adjacent to the Company's corporate headquarters to service the HRA contract, and the New Jersey offices purchased in 1998 that became fully operational during the first quarter of 1999. Selling, general and administrative expenses as a percentage of revenue increased to 27.2% from 24.7% as a result of increased wages for marketing and business development and decreased revenue from existing contracts in New York. The Company is continuing its efforts to reorganize its operations at the branch level and to combine the responsibilities of certain positions in order to reduce overhead, which efforts were successfully initiated in the second quarter of 1999.

Interest expense for the nine months ended September 30, 1999 increased to approximately $246,800 as compared to approximately $238,000 for the nine months ended September 30, 1998, primarily as a result of increased borrowing to fund the newly generated receivables of New York Home Attendant Agency.

The credit for federal, state and local taxes for the nine months ended September 30, 1999 of $183,900 is the result of the loss for the period, as compared to a provision for taxes of approximately $247,000 for the nine months ended September 30, 1998.

Net loss for the nine months ended September 30, 1999 amounted to approximately $223,500 as compared to approximately $352,100 of net income for the nine months ended September 30, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the nine months ended September 30, 1999, net cash provided by operations was approximately $386,000 as compared to net cash used of $301,000 during the nine months ended September 30, 1998, a net improvement of $687,000. The $386,000 provided in the nine months ended September 30, 1999 was primarily the result of a $622,000 increase in accrued payroll, a $141,000 increase in payables, a decrease of $77,000 in prepaid expenses, and $318,000 of depreciation and amortization, offset by the impact of a $254,000 increase in accounts receivable, a $232,000 decrease in income tax receivables and a $223,000 net loss for the period. Cash used in the nine months ended September 30, 1998 was principally due to an approximately $1,171,000 increase in accounts receivable and unbilled services, offset by an approximately $471,000 increase in accounts payable and accrued payroll, and approximately $352,000 in net income. The increase in accounts receivable in 1998 was primarily the result of the acquisition of the New Jersey offices.

Net cash used in investing activities for the nine months ended September 30, 1999 was approximately $194,000 primarily for the acquisition of Staff Builders' offices in Shrewsbury and Hackensack, New Jersey and computer equipment for the Company's new network.

Net cash used by financing activities for the nine months ended September 30, 1999 totaled $133,000 compared to the $955,000 provided in the nine months ended September 30, 1998. Cash was used to pay current maturities of long-term debt and capital leases of approximatley $339,000, purchase common stock for treasury of approximately $30,000, and to pay a dividend of $13,500 to preferred shareholders, partially offset by borrowings of $250,000 under the Company's line of credit.

The $250,000 borrowed in the nine months ended September 30, 1999 was primarily used to fund the start up of the New York Home Attendant Agency that began servicing patients on January 6, 1999. Approximately $500,000 borrowed in the nine months ended September 30, 1998 was used for the acquisition of the New Jersey offices and an additional $600,000 was used to fund their newly generated receivables. As of September 30, 1999, the Company has borrowings under its line of credit which exceed its availability formula by approximately $60,000, a reduction from approximately $428,000 at June 30, 1999. This is the result of the Company's increased efforts to improve its liquidity and collections. The line of credit expired on June 30, 1999, and the bank has extended the live to give the Company time to obtain replacement financing. The Company failed to make an October 1, 1999 payment on a note payable to a related party, and paid the July 1, 1999 payment in October 1999. In order to accelerate cash flow, in August 1999, the Company entered into an agreement with a third party to sell certain receivables and receive payment in 120 days.

As of September 30, 1999, approximately $5,623,000 (approximately 54%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $5,185,000 (approximately 53%) as of September 30, 1998, a increase of ??%, primarily because of the increased volume of the HRA contract. Such payors generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. At September 30, 1999, the Company's consolidated DSO was 99 days compared to 104 days at September 30, 1998. The improvement of 5 days in DSO is the result of a lower DSO for New Jersey (52 days) and the HRA contract (59 days) than New York (142 days), with an increased percentage of the Company's revenues and accounts receivable being attributable to New Jersey and the HRA contract.

On July 29, 1999 the Company converted $100,000 of its note payable to Heart To Heart Health Care Services, Inc. into 110,375 shares of its Class A Convertible Preferred Stock.

On October 23, 1999 the Company completed the acquisition of Staff Builders Services, Inc. Manhattan office for $30,000.

On October 26, 1999 the Corporation purchased 10,000 shares of common stock for the treasury at a cost of $9,090.

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

The Company presently operates two independent computer networks; a Unix-based system for payroll and billing functions and a Windows NT-based system for other accounting, word processing and database functions. The Company's billing system has been modified by the software vendor and is expected to be Year 2000 compliant. The Company expects to complete testing of the software during the fourth quarter of 1999. Although the Company believes its Windows NT-based system for the Company's general ledger and accounting software, as well as its Microsoft Office software package for word processing and database functions, is substantially Year 2000 compliant, the Company continues to monitor the manufacturer's ongoing efforts in this area.

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

The Company has been communicating with its significant payors and vendors to determine the extent to which the Company may be vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company's management believes that the failure of such vendors to remediate their Year 2000 issues in a timely manner will not have a material adverse effect upon the Company. However, there can be no assurance that the computer systems of such third parties will be remedied in a timely manner or that failures or incompatibility issues arising out of the remediation methods of such third parties will not have a material adverse effect on the Company. Management believes that, so long as the Company's ability to provide its services and process its payroll and billing is unaffected by Year 2000 issues, and the Company's is able to obtain a replacement line of credit, it will be able to sustain operations in the event significant payors are temporarily unable to make timely payment of their obligations to the Company.

At the present time, the Company has a Year 2000 remediation budget of approximately $150,000; $90,000 of which is for the replacement of non-compliant hardware, $20,000 for consulting services and $40,000 for software and contingencies. As of September 30, 1999 the Company has used approximately $131,000 of its Year 2000 budget.

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

ITEM  5.  OTHER  INFORMATION.

     The following information relates to the period covered by this report and has not previously been reported on Form 8-K:


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits  required  by  item  601  of  Regulation  S-B.


EXHIBIT  DESCRIPTION
NUMBER   OF EXHIBIT
-------  -----------------------------------------------------------------------

3.7 Certificate of Designations, Rights and Preferences of New York Health Care, Inc. Class A Convertible Preferred Stock. ******

10.42 Agreement between the Company and Heart To Heart Health Care Services, Inc. dated July 29, 1999. ******

10.43 Employment Agreement by and between the Company and Jerry Braun dated November 12, 1999.

10.44 Employment Agreement by and between the Company and Jacob Rosenberg dated November 12, 1999.

****** Incorporated by reference to the Exhibits filed as part of the Company's Form 10-QSB for the quarter ended June 30,1 999.

     (b)     Reports  on Form 8-K.  The Company did not file any reports on Form
             --------------------
8-K/A  during  the  quarter  ended  September  30,  1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 1999

                                   NEW  YORK  HEALTH  CARE,  INC.


                                   By: /s/ Jacob Rosenberg
                                       --------------------
                                       Jacob Rosenberg
                                       Chief Financial and Accounting Officer