Form 10QSB/A
period 1999-09-30
NEW YORK HEALTH CARE INC
filed 1999-11-17
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT No. 1

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
                                                                           ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF INCOME

                                          (UNAUDITED)

                                       For the Three Months Ended   For the Nine Months Ended
                                              September 30,                September 30,
                                       ---------------------------  --------------------------
                                          1998           1999           1998          1999
                                       -----------  --------------  ------------  ------------
Net patient service revenue . . . . .  $5,067,945   $   6,277,828   $14,955,211   $16,897,231
                                       -----------  --------------  ------------  ------------

Expenses:
  Professional care of patients . . .   3,442,066       4,516,031    10,303,463    12,146,346
  General and administrative. . . . .   1,278,215       1,513,949     3,693,122     4,593,586
  Bad debts expense . . . . . . . . .      15,000          50,000        30,000       108,824
  Depreciation and amortization . . .      55,949          72,465       150,149       209,132
                                       -----------  --------------  ------------  ------------
    Total operating expenses. . . . .   4,791,230       6,152,445    14,176,734    17,057,888
                                       -----------  --------------  ------------  ------------

Income (loss) from operations . . . .     276,715         125,383       778,477      (160,657)
                                       -----------  --------------  ------------  ------------

Non-operating income (expenses):
  Interest income . . . . . . . . . .      13,000               -        44,770             -
  Other income. . . . . . . . . . . .         165               -        14,255             -
  Interest expense. . . . . . . . . .     (86,971)        (84,760)     (238,408)     (246,771)
                                       -----------  --------------  ------------  ------------
    Non-operating income
       (expense), net . . . . . . . .     (73,806)        (84,760)     (179,383)     (246,771)
                                       -----------  --------------  ------------  ------------

Income (loss) before provision
  (credit) for income taxes . . . . .     202,909          40,623       599,094      (407,428)
                                       -----------  --------------  ------------  ------------

Provision (credit) for income taxes:
  Current . . . . . . . . . . . . . .      83,000          71,114       247,000      (128,886)
  Deferred. . . . . . . . . . . . . .           -         (58,000)            -       (55,000)
                                       -----------  --------------  ------------  ------------
                                           83,000          13,114       247,000      (183,886)
                                       -----------  --------------  ------------  ------------
Net income (loss) . . . . . . . . . .     119,909          27,509       352,094      (223,542)

Dividends paid on preferred stock             ---             ---           ---        13,500
Net income (loss) applicable
                                       -----------  --------------  ------------  ------------
   to common stock. . . . . . . . . .  $  119,909   $      27,509   $   352,094   $  (237,042)
                                       ===========  ==============  ============  ============

Basic and diluted earnings (loss)
  per share . . . . . . . . . . . . .  $      .03   $         .01   $       .09   $      (.06)
                                       ===========  ==============  ============  ============
Weighted average shares
  outstanding . . . . . . . . . . . .   3,739,504       3,686,784     3,747,539     3,689,072
                                       ===========  ==============  ============  ============
Diluted weighted average shares
  outstanding . . . . . . . . . . . .   3,739,504       3,686,784     3,749,047     3,689,072
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
                                      =========  =======  =======  =======  ==========  ======  =========  ==========  ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                      For the Nine Months Ended
                                                                           September 30,
                                                                      --------------------------
                                                                           1998          1999
                                                                       -------------  ----------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $    352,094   $(223,542)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . .       150,149     209,132
      Bad debts expense . . . . . . . . . . . . . . . . . . . . . . .        30,000     108,824
      Deferred tax credit . . . . . . . . . . . . . . . . . . . . . .             -     (55,000)
      Deferred revenue                                                      (36,000)        ---
      Changes in operating assets and liabilities:
        Increase in accounts receivable and unbilled services . . . .    (1,171,466)   (254,174)
        Increase in due from affiliates . . . . . . . . . . . . . . .        (6,475)       (400)
        (Increase) decrease in prepaid expenses . . . . . . . . . . .       (68,728)     77,244
        Increase in deposits. . . . . . . . . . . . . . . . . . . . .        (9,602)     (6,899)
        Decrease in accounts receivable due after one year                  180,604         ---
        Increase in accrued payroll . . . . . . . . . . . . . . . . .       290,410     622,366
        (Decrease) increase in accounts payable and accrued expenses.       (14,566)    140,571
        Decrease (increase) in income taxes receivable. . . . . . . .         2,967    (231,941)
                                                                       -------------  ----------
          Net cash (used in) provided by operating activities . . . .      (300,613)    386,181
                                                                       -------------  ----------

Cash flows from investing activities:
  Acquisition of fixed assets . . . . . . . . . . . . . . . . . . . .      (113,714)   (144,967)
  Payments for purchase acquisitions and associated costs . . . . . .      (572,295)    (49,524)
                                                                       -------------  ----------
          Net cash used in investing activities . . . . . . . . . . .      (686,009)   (194,491)
                                                                       -------------  ----------

Cash flows from financing activities:
  Borrowings under notes payable. . . . . . . . . . . . . . . . . . .     1,250,000     250,000
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . .      (267,500)   (339,084)
  Net charges from issuance of common stock                                  16,250         ---
   Preferred stock dividend paid                                                ---     (13,500)
  Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . .       (43,954)    (30,282)
                                                                       -------------  ----------
          Net cash provided by (used in) financing activities . . . .       954,796    (132,866)
                                                                       -------------  ----------

Net (decrease) increase in cash and cash equivalents. . . . . . . . .       (31,826)     58,824
Cash and cash equivalents at beginning of period. . . . . . . . . . .       171,859     192,675
                                                                       -------------  ----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $    140,033   $ 251,499
                                                                       =============  ==========

Supplemental cash flow disclosure:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    238,408   $ 246,771
                                                                       =============  ==========
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    301,665   $ 184,195
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

NOTE  7  -  EARNINGS  PER  SHARE:

Earnings  per  share  are  computed  as  follows:

                                           For the Three Months Ended  For the Nine Months Ended
                                                   September 30,            September 30,
                                               ----------------------  -----------------------
                                                  1998        1999        1998        1999
                                               ----------  ----------  ----------  -----------
Basic and diluted earnings (loss) per share:

Earnings:
  Net income (loss) applicable
    to common stock . . . . . . . . . . . . .  $  119,909  $   27,509  $  352,094  $ (237,042)
                                               ----------  ----------  ----------  -----------

Shares:
  Weighted average number of
    common shares outstanding . . . . . . . .   3,739,504   3,686,784   3,747,539   3,689,072
  Incremental shares relating to
    stock options and warrants                        ---         ---       1,508         ---
                                               ----------  ----------  ----------  -----------

Diluted weighted average shares
   outstanding. . . . . . . . . . . . . . . .   3,739,504   3,686,784   3,749,047   3,689,072
                                               ==========  ==========  ==========  ===========

Basic earnings (loss)
   per share. . . . . . . . . . . . . . . . .  $      .03  $      .01  $      .09  $     (.06)
                                               ==========  ==========  ==========  ===========

Diluted earnings (loss)
   per share. . . . . . . . . . . . . . . . .  $      .03  $      .01  $      .09  $     (.06)
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

     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

RESULTS  OF  OPERATIONS

Revenues for the nine months ended September 30, 1999 increased 13.0% to approximately $16,897,000 from approximately $14,955,000 for the nine months ended September 30, 1998. The increase is primarily the result of a gain in revenue of approximately $3,289,000 from the new New York City HRA contract. Revenues from offices located in New Jersey also increased 3.8%, or $184,000, as the offices purchased in the first quarter of 1998 became fully operational in 1999, and as a result of the acquisition of two Staff Builders' offices, in Shrewsbury and Hackensack, in 1999. Revenues from the New York operations, excluding the HRA contract, decreased 15.2% or approximately $1,531,000. The decreased revenue is the result of one contract closing its home care program, another having regulatory issues that have since been resolved, and decreased hours required by a number of other contracts.

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

The $250,000 borrowed in the nine months ended September 30, 1999 was primarily used to fund the start up of the New York Home Attendant Agency that began servicing patients on January 6, 1999. Approximately $500,000 borrowed in the nine months ended September 30, 1998 was used for the acquisition of the New Jersey offices and an additional $600,000 was used to fund their newly generated receivables. As of September 30, 1999, the Company has borrowings under its line of credit which exceed its availability formula by approximately $60,000, a reduction from approximately $428,000 at June 30, 1999. This is the result of the Company's increased efforts to improve its liquidity and collections. The line of credit expired on June 30, 1999, and the bank has extended the line to give the Company time to obtain replacement financing. The Company failed to make an October 1, 1999 payment on a note payable to a related party, and paid the July 1, 1999 payment in October 1999. In order to accelerate cash flow, in August 1999, the Company entered into an agreement with a third party to sell certain receivables and receive payment in 120 days.

As of September 30, 1999, approximately $5,623,000 (approximately 54%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $5,185,000 (approximately 53%) as of September 30, 1998. Such payors generally require substantial documentation in order to process claims.

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

ITEM  5.  OTHER  INFORMATION.

     The following information relates to the period covered by this report and has not previously been reported on Form 8-K:

Certain  Relationships  and  Related  Transactions
- --------------------------------------------------

     On November 10, 1999, the Company entered into new employment agreements with Jerry Braun and Jacob Rosenberg, each of which is for a term beginning December 27, 1999 and ending December 26, 2004.

     Mr. Braun's agreement provides that he will serve as President and Chief Executive Officer in consideration of (i) annual base compensation of $232,925;
(ii) reimbursement of authorized business expenses incurred in connection with the conduct of the Company's business; (iii) participation in the Company's Bonus Plan, 401 (k) Plan and stock option plan; (iv) an automobile reimbursement allowance of $750 per month toward automobile leasing costs and payment or reimbursement of automobile insurance and maintenance costs; (v) an allowance of $5,000 per year towards the cost of life insurance and disability insurance;
(vi)  four  weeks  paid  vacation  and eighteen sick or personal leave days; and
(vii)  an  annual  increase  in  salary  of  10%  for  each  year.

     Mr. Rosenberg's agreement has the same general terms and conditions as Mr. Braun's, except that he will serve as Vice President, Secretary and Chief Operating Officer, and the annual base compensation is $186,340.

     These new executive employment agreements also provide additional benefits in the event there is a "change of control" of the Company, which is generally defined as a merger or consolidation of the Company with another corporation, or the sale of all or substantially all of its assets, or the acquisition of either a majority of the Company's assets or its voting equity stock, or the power to designate a majority of the Company's Board of Directors by persons other than the present shareholders of the Company. In the event of such a "change of control," the executives' unexercised stock options will become immediately vested and exercisable in full, they will each receive a lump-sum payment equal to 2.99 times the average of their annual base salary and bonus for the previous five years and the Company will pay the cost to either maintain the lease or transfer the ownership of the automobile for which the Company has paid the leasing costs for the executive. The Company has also agreed that, to the extent that any payments received by an executive from the Company subjects the executive to an excise tax under Section 499 of the Internal Revenue Code, the Company will make an additional payment to the executive so that net after-tax compensation is not reduced by the excise tax. All "change of control" compensation is limited, to the extent it may qualify as a "parachute payment" under Section 280G of the Internal Revenue Code, to the maximum amount that may be paid to that executive without any part of that compensation being deemed to be an "excess parachute payment." That maximum amount is generally determined by multiplying the average of the executive's annual base salary and bonus for the previous five years by a factor of three.

     All of the "change of control" provisions of the new employment contracts of Messrs. Braun and Rosenberg are subject to approval by the Company's shareholders at their next meeting.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits  required  by  item  601  of  Regulation  S-B.


EXHIBIT  DESCRIPTION
NUMBER   OF EXHIBIT
- -------  -----------------------------------------------------------------------

10.43 Employment Agreement by and between the Company and Jerry Braun dated November 10, 1999.

10.44 Employment Agreement by and between the Company and Jacob Rosenberg dated November 10, 1999.

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