Form 10KSB
period 1999-12-31
NEW YORK HEALTH CARE INC
filed 2000-03-31
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 (Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended:  December  31,  1999

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

Securities  issued  pursuant  to  Section  12(b)  of  the  Act:

                                                   Name of exchange on
     Title  of  each  class                          which registered
     ----------------------                          ----------------

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
Yes  X  No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $23,772,346

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty
(60)  days.  $1,753,095  (as  of  3/27/00).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 3,668,730

                       DOCUMENTS INCORPORATED BY REFERENCE


The following document is incorporated by reference in this Form 10-KSB; Proxy Statement on Form 14A dated December 15, 1999.

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





                                     PART I



Item  1.     DESCRIPTION  OF  BUSINESS.



(a)  General  Development  of  Business.

     New York Health Care, Inc. (the "Company") is a licensed home health care agency engaged primarily in supplying the services of paraprofessionals who provide a broad range of health care support services to patients in their homes. The Company was initially organized under the laws of the State of New York in February 1983.

     The Company operates 24 hours a day, seven days a week to receive referrals and coordinate services with physicians, case managers, patients and their families.

     The Company operates in all five boroughs of New York City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. The Company's services are supplied principally pursuant to contracts with health care institutions and agencies such as various county departments of social services, Beth Abraham Health Services in the Bronx and Westchester County, Kingsbridge Medical Center, Mt Sinai Medical Center, Coram Network, Aetna US Healthcare, Prudential Tri-State and Gentiva Health Services.

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

     On June 11, 1999 NYHC Newco completed the acquisition of the assets of a home health care office in Hackensack, New Jersey, formerly owned by Staff Builders Services, Inc. for the purchase price of $25,700. The newly acquired Hackensack office generated annualized revenues of approximately $300,000 by providing home health care services throughout Northern New Jersey.

     On October 23, 1999 NYHC completed the acquisition of the assets of a home health care office in Manhattan, New York, formerly owned by Staff Builder Services, Inc. for the purchase price of $30,000. The newly acquired Manhattan business generated annualized revenues of approximately $600,000 by providing home health care services throughout the five boroughs. This business was transferred to other existing New York Health Care Offices.

     The Company has accounted for each of these acquisitions as a "purchase" in accordance with Generally Accepted Accounting Principles.

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

     Aging  Population.

     The number of individuals over age 65 in the United States is estimated to have grown from 25.7 million in 1980, or 11.3% of the population, to approximately 34.1 million in 1996, or 12.9% of the population, and is projected to increase to more than 35 million, or 12.8% of the population in 2000. The elderly have traditionally accounted for two to three times the average per capita share of health care expenditures. As the number of Americans over age 65 increases, the need for home health care services is also expected to increase.

     Cost  Effectiveness  of  Home  Health  Care  Services.

     National health care expenditures increased from approximately $697 billion in 1990 (12.6% of the United States gross national product) to approximately $1,008 billion in 1995 (14.2% of the United States gross national product) and approximately to $1,147 billion in 1998 and is projected to increase to more than $1,481 billion (15.9% of the United States cross national product) in 2000. In response to rapidly rising costs, governmental and private payers have adopted cost containment measures that encourage reduced hospital admissions, reduced lengths of stay in hospitals and delayed nursing, home admissions. Changes in hospital reimbursement methods under Medicare from a cost-based method to a fixed reimbursement method based on the patient's diagnosis have created an incentive for earlier discharge of patients from hospitals. These measures have in turn fostered an increase in home health care which, when appropriate, provides medically necessary care at significantly less expense than similar care provided in an institutional setting.

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

      Incidences  of  AIDS  and  Cancer.

     Increases in the incidence of AIDS/HIV infections and cancer have also been responsible for a significant portion of the growth in the home care market. As of June 1998, 665,357 cases of AIDS had been reported to the Center for Disease Control (not including those with less advanced HIV who could still benefit from treatment). During their treatment, AIDS/HIV patients may receive several courses of infusion and other therapies typically administered by infusion therapy companies, including AZT, aerosolized Pentamidine (TM), antibiotics and nutritional support. The Company presently provides a limited amount of infusion therapy with pharmaceuticals provided by licensed suppliers. The Company plans to expand its infusion therapy operations during the next year. See "Home Health Care Services."

     The National Cancer Institute estimates that 8.2 million of Americans alive today have a history of cancer. About 1.3 million new cancer cases were diagnosed in 1999. Cancer treatment is one of the fastest growing segments of outpatient infusion therapy due to increasing numbers of patients and new technologies that allow for the therapy's safe and effective administration in the home and at alternate site locations. Over the course of their treatment, cancer patients may require a range of infusion therapies, including chemotherapy, pain management and nutritional support.

(b)  Financial  Information  About  Industry  Segments

     Not  Applicable

(c)  Narrative  Description  of  Business

     The Company currently offers a broad range of support services, including assistance with personal hygiene, dressing and feeding, meal preparation, light housekeeping and shopping, and, to a limited extent, physical therapy and standard skilled nursing services such as the changing of dressings, injections, catheterizations and administration of medications. The Company's personnel also train patients in their own care, monitor patient compliance with treatment plans, make reports to the physicians and process reimbursement claims to third-party payers. Among the paraprofessionals and nurses supplied by the Company are those fluent in Spanish, Mandarin and Cantonese Chinese, Yiddish and Russian as well as personnel knowledgeable in the requirements and practices of Kosher homes.

Home  Health  Care  Services

     The Company's home health care services are provided principally by its professional and paraprofessional staff, who provide personal care to patients and, to a lesser extent, by its skilled nursing staff, who provide various therapies employing medical supplies and equipment and infusion therapy. Personal care and nursing services for a particular patient can extend from a few visits to years of service and can involve intermittent or continuous care. Approximately 90% of the Company's total net revenues in 1999 were attributable to services by its paraprofessional staff.

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

     Competition for qualified staff has been intense in recent years. The Company competes to attract and retain personnel on the basis of compensation and working conditions. Among the benefits which the Company provides to its staff are competitive salaries, a 401(k) Plan and employee-funded health insurance. The Company has experienced difficulties in the past in attracting and retaining personnel. However, it believes it will be able to compete effectively in this area and satisfy its overall staffing requirements. However, there can be no assurance that shortages of health care professionals in thefuture will not occur and such shortages could materially effect the Company's ability to maintain or increase its current commitments.

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

     Specialty nurses are registered nurses with experience or certification in particular specialties, such as emergency service, intensive care, oncology, intravenous therapy or infant and pediatric nursing. The Company employs specialty nurses to provide a variety of therapies and special care regimes to patients in their homes. These specialty nurses also instruct patients and their families in the self-administration of certain therapies and in infection control, emergency procedures and the proper handling and usage of medications, medical supplies and equipment.

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

     While the provision of licensed professional nursing services accounted for less than 10% of the Company's net revenues in 1999, the Company has expanded its maternal/child care and infusion therapy operations in its existing markets as well as new geographic locations. See "Company Strategy."

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

Acquisitions

     On December 8, 1997, a newly-formed wholly-owned subsidiary of the Company, named "NYHC Newco Paxxon, Inc.", a New York corporation ("NYHC Newco"), purchased from Metro Healthcare Services, Inc., a New Jersey corporation ("Metro"), the home care business assets (other than accounts receivable) which Metro operated in West Orange, Budd Lake and Jersey City, New Jersey for a purchase price consisting of $580,000 paid at closing and a promissory note in the principal sum of $200,000 payable in eight equal quarterly installments commencing March 5, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on December 8, 1997, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed various leasehold obligations for offices together with various equipment leases for items of business equipment.

     On February 8, 1998, NYHC Newco purchased from Metro the home care business assets (other than accounts receivable) which Metro operated in Edison, Shrewsbury and Toms River, New Jersey for a purchase price consisting of $500,000 paid at closing and a promissory note in the principal sum of $580,000 payable in twelve equal quarterly installments commencing May 5, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on February 8, 1998, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed various leasehold obligations.

     On  March  26,  1998,  NYHC  Newco purchased from Heart to Heart Healthcare
Services, Inc., a New Jersey corporation ("Heart to Heart") the home care business assets (other than accounts receivable) which Heart to Heart operated in East Orange and Hackensack, New Jersey for a purchase price consisting of a promissory note in the principal sum of $1,150,000 payable in 24 equal quarterly installments commencing June 26, 1998 together with accrued interest at a rate equal to 1% per annum over the prime interest rate published by the Wall Street Journal on March 26, 1998, adjusted quarterly. The promissory note is subordinated to all obligations due to the Company's banks or other institutional lenders. The promissory note and the covenants of NYHC Newco are guaranteed by the Company. As part of the acquisition transaction, NYHC Newco assumed various leasehold obligations together with various equipment leases for items of business equipment.

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

     On June 11, 1999 NYHC Newco completed the acquisition of the assets of a home health care office in Hackensack, New Jersey, formerly owned by Staff Builders Services, Inc. for the purchase price of $25,700.

     On October 23, 1999 NYHC completed the acquisition of the assets of a home health care office in Manhattan, New York, formerly owned by Staff Builder Services, Inc. for the purchase price of $30,000. The business was transferred to other existing New York Health Care offices.

     The three purchases in 1999 had an approximate revenue of $350,000.

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

Branch  Offices

     The home health care industry is, fundamentally, a local one in which both the patients and the referral sources (such as hospitals, home health agencies, social service agencies and physicians) are located in the local geographic area in which the services are provided. The Company seeks to serve local market needs through its branch office network, run by branch managers who are responsible for all aspects of local office decision-making, including recruiting, training, staffing, and marketing. In December 1997, the Company acquired three branch offices in West Orange, Budd Lake and Jersey City, New Jersey. In February 1998, the Company acquired an additional three branch offices in Edison, Shrewsbury and Toms River, New Jersey. In March 1998, the Company acquired another two branch offices in East Orange and Hackensack, New Jersey. In February 1999, the Company acquired the assets of a branch office of Staff Builders in Shrewsbury, New Jersey. In June 1999, the Company acquired the assets of a branch office of Staff Builders in Hackensack, New Jersey. In October 1999, the Company acquired the assets of a branch office of Staff Builders in Manhattan. See Item 1(a) - General Development of Business; Item 2
- Description of Properties; Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; and Item 12 - Certain Relationships and Related Transactions. The Company intends to open additional branch offices in New York State, subject to entering into agreements with the local New York Department of Social Services agencies. In addition, the Company hopes to expand further into New Jersey, Pennsylvania and Connecticut in order to offer a wider geographic coverage to the health maintenance organizations ("HMO's") and health care insurance organizations with which it deals, and to add additional organizations. This further expansion is subject to the completion of market surveys in the various locations to ascertain the extent to which existing home care medical needs are not being met as well as competition and recruitment issues.

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

Professional  Care  Resources

     The Company intends to expand its maternal/child care and pediatric care programs in order to meet the needs which management believes are being created by early discharge programs. The existing referral base utilized by the Company from the various agencies, social workers, case managers and physicians will be used to meet what management perceives to be a need not being met by the current pool of home health care agencies. The Company expects that the expansion of this program will require the hiring of an additional service directors with an extensive background in pediatrics to assist the Directors of Nursing in each of the Company's branch offices. Additional support staff will also be required, as well as new training, materials, assistant directors, coordinators and marketing staff.

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

     The Company's principal office retains all functions necessary to ensure quality of patient care and to maximize financial efficiency. Services performed at the principal office include billing and collection, quality assurance, financial and accounting functions, policy and procedure development, system design and development, corporate development and marketing. The Company uses financial reporting systems through which it monitors data for each branch office, including patient mix, volume, collections, revenues and staffing. The Company's systems also provide monthly budget analysis, financial comparisons to prior periods and comparisons among the Company's branch offices. The Company has acquired new computer hardware and upgraded its software and other systems to increase its database capabilities and clinical management capacities and improving collections and financial management.

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

Referral  Sources

     The Company obtains patients primarily through contracts, referrals from hospitals, community-based health care institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of the Company's net revenues in 1999. The Company generally conducts business with most of its institutional referral sources, including those referred to below, under one-year contracts which fix the rates and terms of all future referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to the Company and the Company bills the referral sources for services provided to patients. These contracts also generally designate the kinds of services to be provided by the Company's employees, liability insurance requirements, billing and recordkeeping responsibilities, complaint procedures, compliance with applicable laws, and rates for employee hours or days depending on the services to be provided. Approximately 150 such contracts were in effect as of December 31, 1999.

     In January 1999, the Company ogbtained a significant referral source from The City of New York to provide services for Medicaid patients. The annualized revenue was estimated at $11,000,000 over the one-year term.

     One or more referring institutions have accounted for more than 5% of the Company's net revenues during the Company's last two fiscal years, as set forth in the following table:

                 Percentage  of  Net  Revenues
                 -----------------------------


Referring Institution                       1999   1998
-----------------------------------------  ------  -----
New York City Medicaid (1)                 22.94%
New Jersey Medical Assistance Program      18.97%  21.4%
County Departments of Social Services (2)   9.26%  18.6%
Beth Abraham Health Services                6.25%   8.3%
Kingsbridge Medical Center                  3.5 %   5.5%

(1) This contract with the City of New York's Human Resources Administration was first activated in 1999 and is for the provision of home health care services to New York City's Medicaid patients.

(2) The various county departments of social services are funded by the New York State Department of Health which, as of October 1, 1996, assumed the responsibility for the overall administration of Medicaid programs in New York formerly administered by the New York Department of Social Services.

     Overall, the Company's ten largest referring institutions accounted for approximately 71.1% of net revenues for 1999 and 67% of net revenues for 1998.

Billing  and  Collection

     The Company screens each new case to determine whether adequate reimbursement will be available and has developed substantial expertise in processing claims. The Company makes a concerted effort to provide complete and accurate claims data to the relevant payer sources in order to accelerate the collectibility of its accounts receivable.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the year ended December 31, 1999 the companies DSO was 100 compared to 103 for the year ended December 31, 1998. The improvement of 3 days in DSO is the net effect of combining the New Jersey DSO (which consist primarily of Medicaid billing) of 55 days, the Home attendant program (which consist primarily of Medicaid billing) DSO of 77 days and New York's DSO which are 135 days.

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

Reimbursement

     The Company is reimbursed for its services, primarily by referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State and New Jersey Medicaid programs constitute the Company's largest reimbursement source, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of the Company's referring institutions. For each of 1998 and 1999, payments from referring institutions which receive direct payments from Medicare and Medicaid, together with direct reimbursement to the Company from Medicaid, accounted for approximately 95% of net revenues. For the same periods, five referring institutions with home health care programs accounted for approximately 54% and 44%, respectively, of net revenues for 1998 and 1999. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 5% of net revenues for each of the calendar years
1998  and  1999.

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

     Quality  Assurance

      The Company has established a total quality management program including a quality assurance program to ensure that its service standards are implemented and that the objectives of those standards are met. The Company believes that it has developed and implemented service standards that comply with or exceed the service standards required by JCAHO. The Company received "Accreditation" from JCAHO after its triannual survey in November 1997. In February 1996, the Company was selected by the University of Colorado Health Sciences Center as one of only 22 home health care agencies participating in a two to three year study known as the New York State Outcome-Based Quality Improvement in Home Care Demonstration project being funded by the New York State Department of Health, by reason of the Company's commitment to both quality assurance and improvement. In January 2000, the company renewed it's contract with OBQI for an additional year. The Company believes that its reputation for quality patient care has been and will continue to be a significant factor in its success. An adverse determination by JCAHO regarding the Company on any branch office could adversely affect the Company's reputation and competitive position.

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

Competition

The home health care market is highly fragmented and significant competitors are often localized in particular geographical markets. The Company's largest competitors include U.S. Home Care, Inc., Star Multicare, Inc., Pediatric Services of America, Inc., Patient Care, Inc., and Personal Touch Home Care Services, Inc. The home health care business is marked by low entry costs. The Company believes that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which the Company presently competes in home health care have substantially greater financial and human resources than the Company. The Company also competes with many other small temporary medical staffing agencies.

     The home infusion therapy market is highly competitive and the Company expects that the competition will intensify. As the Company seeks to expand its provision of infusion therapy services, it will compete with a large number of companies and programs in the areas in which its facilities are located. Many of these are local operations servicing a single area; however, there are a number of large national and regional companies, including Gentiva Health Services, Coram Health Care Corp., Staff Builders, Inc. and Interim Personnel, Inc. In addition, certain hospitals, clinics and physicians, who traditionally may have been referral sources for the Company, have entered or may enter the market with local programs.

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

     The United States health care industry generally faces a shortage of qualified personnel. Accordingly, the Company experiences intense competition from other companies in recruiting qualified health care personnel for its home health care operations. The Company's success to date has depended, to a significant degree, on its ability to recruit and retain qualified health care personnel. Most of the registered and licensed nurses and health care paraprofessionals who are employed by the Company are also registered with, and may accept placements from time to time through, competitors of the Company. The Company believes it is able to compete successfully for nursing and paraprofessional personnel by aggressive recruitment through newspaper advertisements, work fairs/job fairs, flexible work schedules and competitive compensation arrangements. There can be no assurance, however, that the Company will be able to continue to attract and retain qualified personnel. The inability to either attract or retain such qualified personnel would have a material adverse effect on the Company's business.

Employees

     On March 1, 2000, the Company had 1,311 employees, of whom 96 are salaried, including 2 executive officers, 3 vice presidents of operations, 17 recruiters, 9 administrators/branch managers, 6 nurses, 25 accounting/clerical staff and 34 field staff supervisors. The remaining 1,215 employees are paid on an hourly basis and consist of professional and paraprofessional employees. None of the Company's employees are compensated on an independent contractor basis. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

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

     The Company currently has outstanding 590,375 of its Class A Convertible Preferred Stock, each share of which is convertible into one share of its common stock.

Transfer  Agent

     Continental Stock Transfer & Trust Company, New York, New York, is the transfer agent for the shares of Common Stock.

Item  2.     DESCRIPTION  OF  PROPERTIES.

     The Company's principal place of business is a one-story commercial building of approximately 6,000 square feet located at 1850 McDonald Avenue, Brooklyn, New York 11223, which is leased from an unaffiliated person. The lease is for a period ending March 30, 2005. The rent is $5,850 per month and is subject to annual increases equal to 4% of the total prior year's monthly rent and all increases in real estate taxes for the original and renewal terms.

     The table below sets forth certain information with respect to each of the Company's existing branch and recruitment office locations, all of which are leased, from non-affiliated lessors.

                                                                 Lease Terms
                                                             ----------------------
                                       Approximate
                                         Opening    Square   Expiration    Annual
Location                                  Date      Footage     Date     Rental(l)
-------------------------------------  -----------  -------  ----------  ----------
Kings County (2)
Branch Office
1667 Flatbush Avenue
Brooklyn, NY 11210                           11/95    2,000    11/01/00  $   42,291

Nassau County Branch Office
175 Fulton Avenue
Hempstead, NY 11550                           9/93    1,600    10/31/03  $   24,888

Westchester County Branch Office
6 Gramatan Avenue
Mt. Vernon, NY 10550                         12/96    2,000    10/30/01  $   28,566

Rockland County Branch Office
49 South Main Street
Spring Valley, NY 10977                      10/94    1,500     9/30/00  $   17,568

Orange County Branch Office
45 Grand Street
Newburgh, NY 11250                            9/92    1,500     4/30/01  $   11,200

Queens Recruitment Office
91-31 Queens Blvd.
Elmhurst, NY 11373                           11/97      500    10/31/00  $   10,861


Staten Island Recruitment Office
37 New Dorp Plaza
Staten Island, NY 10306                       6/97      500     5/31/99  $   11,075

White Plains Recruitment Office (3)
237 Mamaroneck Avenue
White Plains NY 10605                      1/12/99      500     1/31/99  $    6,915

West Orange Branch Office (4)
111 Northfield Avenue Suite 310
West Orange, NJ 07052                        12/97    1,500    12/31/99  $   28,424

Jersey City Branch Office
2780 Kennedy Blvd.
Jersey City, NJ 07306                         5/98    1,000     4/01/01  $   17,000

Budd Lake  Branch Office
389 Route 46
Budd Lake, NJ 07828                          12/97    1,700    11/30/01  $   16,000

Shrewsbury Branch Office
167 Avenue at the Commons, Suite 11B
Shrewsbury, NJ 07702                          3/98    1,750     4/30/02  $   18,133

Toms River Branch Office
617 Highway 37 West
Toms River, NJ 08753                          2/98    2,400     5/01/01  $   28,264

Edison Branch Office(3)
85 Route 27
Edison, NJ 08820                              2/98    1,500     5/31/99  $   13,680

Edison Branch Office(5)
629 Amboy Avenue
Edison, NJ 08837                              8/99    1,450     7/31/01  $   19,575

East Orange Branch Office
60 Evergreen Place
East Orange, NJ 07018                         9/97    2,000     8/31/02  $   18,000

Hackensack Recruitment Office(6)
144 Main Street Suite 211
Hackensack, NJ 07601                          7/99      300     6/30/99  $   10,923

(1)     All  of  the  leases provide for additional rentals based upon increases in real  estate  taxes  and  other  cost  escalations.

(2)     The  Company's  Kings County Branch Office occupies two of the three floors of  a  commercial  building  owned by 1667 Flatbush Avenue, LLC, a New York limited liability  company  owned  by  the  Company's  current  stockholders.  See "Certain
Relationships  and  Related Transactions." The lease is subject to a renewal option for  five  years  in  favor of the Company. The rent is subject to annual increases equal  to  5%  of the total prior year's monthly rent for the original term and all renewal  terms  of  the  lease.


(3)  The  Company  did  not  renew  this  lease.

(4) The Company's West Orange location has been merged into the East Orange office.

(5)  The  Company  relocated  the  Edison  Office.

(6)  The  Company's  Hackensack  location  moved  from  suite  211  to  suite  212.

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

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At a special shareholders' meeting held on December 30, 1999, the Company's shareholders approved a proposal giving the Board of Director the authority to implement a 1-for-2 reverse stock split at any time until December 31, 2000. The Company's Board of Directors made that proposal so that it would have the ability to implement the reverse stock split if it believed that a decrease in the number of outstanding shares of Common Stock might improve the trading market for the Common Stock if required to maintain on the Nasdaq SmallCap Market, which requires a minimum price of $1.00 per share. For a period of more than 30 consecutive days prior to that shareholder' meeting, the Company's Common Stock had a reported closing price on the Nasdaq SmalCap Market of less than $1.00 per share, with the result that it became eligible for de-listing. As of the date of this report, the reverse stock split authorized by shareholders on December 30, 1999 has not been implemented by the Board of Directors because the reported closing price of the Company's common stock has since increased to a level which is in compliance with the listing requirement of the Nasdaq SmallCap Market.

     At the same meeting, the Company's shareholders also approved the proposal authorizing an amendment to the Company's Certificate of Incorporation to permit shareholder action to be taken by a vote on written consent signed by the holders of a sufficient number of outstanding shares to constitute not less than the minimum number of votes which would be necessary to authorize or take such action at a shareholders' meeting at which all shares entitled to vote were present and voted. The Board of Directors made that proposal to enable the Company and its shareholders to take action more promptly and less expensively than would be possible without adopting such an amendment.

                                     PART II

Item 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market and is traded on the Boston Stock Exchange. The following table sets forth the range of the last price on NASDAQ for the Company's Common Stock for the periods indicated. Quotations do not necessarily present actual transactions and do not reflect related mark-ups, markdowns or commissions:

Fiscal 1999     High   Low
--------------  -----  ----

First Quarter   1.312  .771

Second Quarter  3.125  .906

Third Quarter   1.188  .625

Fourth Quarter  1.75   .406

     At March 21, 2000 the Company had 104 holders of record and more than 482 beneficial holders of its shares of Common Stock.On March 27 , 2000, the last sale price of the shares of Common Stock as reported by NASDAQ was $1.50 per share.

Item 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations:
-----------------------

          Fiscal year ended December 31, 1999 compared with fiscal year ended December 31, 1998.

     Revenues for the year ended December 31, 1999 increased 18% to approximately $23,772,000 from approximately $20,224,000 for the year ended
December 31, 1998. Most of the increase is attributable to increased hours of service provided under the new contract with the City of New York.

     Cost of professional care of patients for the year ended December 31, 1999 increased to approximately $17,165,000 from approximately $13,795,000 for the year ended December 31, 1998. The increase resulted from hiring additional home health care personnel to service the increased business in New York. The cost of professional care of patients as a percentage of revenues increased 4% to approximately 72.2% for the year ended December 31, 1999 from approximately 68.2% for prior year ended December 31, 1998. The increase was primarily caused by the lower gross margin on the HRA contract.

     Selling, general and administrative expenses for the year ended December 31, 1999 increased to approximately $6,190,000 from approximately $5,237,000 for the year ended December 31, 1998. The increase resulted primarily from the cost associated with the increased revenue. Selling, general and administrative expenses as a percentage of revenue remained at 26%.

     Interest expense for the year ended December 31, 1999 was approximately $323,000 as compared to approximately $321,000 for the year ended December 31, 1998.

     The credit for federal, state and local taxes for the year ended December 31, 1999 of $180,000 is the result of the loss for the year as compared to a provision for taxes of approximately $256,000 for the year ended December 31, 1998.

     In view of the foregoing, and in addition to the initial start-up costs incurred during the first nine months that it took for New York Health Care to receive it's full compliment of the cases allotted to it by HRA, caused a net loss for the year ended December 31, 1999 amounting to approximately $235,000 as compared to approximately $341,000 of net income for the year ended December 31, 1998.

Liquidity  and  Capital  Resources

     The Company's liquidity and capital resources are generated through internally generated funds, cash on hand and amounts available under its line of credit. The Company's line of credit expired during 1999 and the bank has continued to fund the line of credit on a month to month basis pending the Company's obtaining replacement financing. There can be no guarantee that the bank will continue to fund the line of credit. The Company is in the process of obtaining replacement financing. In addition, the Company failed to make an October 1 1999 payment on a note payable to a related party, and paid the July 1, 1999 payment in October 1999. In order to accelerate cash flow, in August 1999 the Company entered into an agreement with a third party to sell certain receivables.

     The Company purchased three Staff Builders offices and computer equipment for approximately $174,000 in 1999. The Company paid current maturities of long-term debt and capital leases of approximately $504,000, purchased Common Stock for the treasury of approximately $39,000 and paid dividends of $13,500 to preferred stock holders in 1999. The Company borrowed an additional $250,000 under its line of credit to fund the start-up costs for the New York Home Attendant Agency that began serving patients on January 6, 1999.

     As of December 31, 1999, approximately $6,364,857 (approximately 62%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $5,869,000 (approximately 59%) as of December 31, 1998, an increase of 3%. Such payors generally require substantial documentation in order to process claims. The increase of accounts receivable from clients who are reimbursed by third-party payors as a percentage of total assets is the result of an increase in revenue due to the new contract with the City of New York.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the year ended December 31, ,1999 the Company's DSO was 100 compared to 103 for the year ended December 31, 1998. The improvement of 3 days in DSO is the net effect of combining the New Jersey DSO (which consist primarily of Medicaid billing) of 55 days with The Home Attendant program DSO (which consist primarily of Medicaid billing) of 77 days and New York's DSO of 135 days.

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

                                    PART III

Item  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY;
               COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The  executive  officers  and  directors  of  the  Company  are as follows:

 Name                        Age                     Position
---------------------------  ---  -----------------------------------------------
 Jerry Braun                  43  President, Chief Executive Officer and Director

 Jacob Rosenberg              42  Vice President, Chief Operating Officer, Chief
                                  Financial and Accounting Officer, Seceratary and Director

*David Grossman               31  Chief Financial Officer and Chief
                                  Accounting Officer

 Hirsch Chitrik               71  Director

 Sid Borenstein               46  Director

 H. Gene Berger               59  Director

 Charles J. Pendola           54  Director

*David  Grossman  resigned  from  the  Company  in  August  1999.

     Jerry Braun has been the President, Chief Executive Officer and Chief Operating Officer of the Company since its inception in 1983.

     Jacob Rosenberg, has been Secretary and a Director since the Company's inception in 1983, and Vice President and Chief Operating Officer since February 1995. Jacob Rosenberg is currently acting as the Chief Financial and Accounting Officer for the Company.

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

     The Company's Board of Directors did not meet during the fiscal year ended December 31, 1999 and took action in lieu of meetings by executing unanimous written consents.

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

     Mr. Braun's agreement provides that he will serve as President and Chief Executive Officer in consideration of (i) initial annual base compensation of $232,925; (ii) reimbursement of authorized business expenses incurred in connection with the conduct of the Company's business; (iii) participation in the Company's Bonus Plan, 401 (k) Plan and Option Plan; (iv) an automobile reimbursement allowance of $750 per month toward automobile leasing costs and payment of reimbursement of automobile insurance and maintenance costs; (v) an allowance of $5,000 per year towards the cost of life insurance, like insurance and disability insurance; (vi) four weeks paid vacation; vacation and eighteen sick or personal leave days; and (vii) an annual increase in salary of 10% for each year.

     Mr. Rosenberg's agreement has the same general terms and conditions as Mr. Braun's, except that he will serve as Vice President, Secretary and Chief Operating Officer, and the annual base compensation $186,340.

     These new executive employment agreements also provide additional benefits in the event there is a "change of control" of the Company, which is generally defined as a merger or consolidation of the Company with another corporation, or the sale of all or substantially all of its assets, or the acquisition of either a majority of the Company's assets or its voting equity stock, or the power to designate a majority of the Company's Board of Directors by persons other than the present shareholders of the Company. In the event of such a "change of control," the executives' unexercised stock options will become immediately vested and exercisable in full, they will each receive a lump-sum payment equal to 2.99 times the average of their annual base salary and bonus for the previous five years and the Company will pay the cost to either maintain the lease or transfer the ownership of the automobile for which the Company has paid the leasing costs for the executive. The Company has also agreed that, to the extent any payments received by an executive from the Company subjects the executive to an excise tax under Section 499 of the Internal Revenue Code, the Company will make an additional payment to the executive so that net after-tax compensation is not reduced by the excise tax. All "change of control" compensation is limited, to the extent it may qualify as a "parachute payment" under Section 280G of the Internal Revenue Code, to the maximum amount that may be paid to that executive without any part of that compensation being deemed to be an "excess parachute payment." That maximum amount is generally determined by multiplying the average of the executive's annual base salary and bonus for the previous five years by a factor of three.

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

Stock  Option  Plan

     In March 1996, the Company's Board of Directors and stockholders approved and adopted the New York Health Care, Inc. Performance Incentive Plan (the "Option Plan") providing for options to purchase up to 262,500 shares of Common Stock for to key employees of the Company. On June 25, 1998, the Company's shareholders ratified an amendment to the Option Plan authorizing the reservation of an additional 210,000 shares of Common Stock for issuance under that plan for each of two additional years, resulting in a total of 682,500 shares in the Option Plan. On July 28,1999 the Option Plan was further amended to provide an additional 350,000 shares of common stock for issuance under the Option Plan after January 1, 2000. The total number of shares which may be issued under the plan increased from 682,500 to 1,032,500 shares. The amendment also provided that each stock option granted under the plan, including unexercised options outstanding on the date of the amendment, may exercisable in either one, two or three equal annual installments. To date, options have been granted under the plan for a total of 626,500 shares. The Option Plan is administered by a Compensation Committee appointed by the Board of Directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

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

     Under the terms of the Option Plan, the aggregate fair market value (determined at the time of grant) of shares issuable to any one recipient upon exercise of incentive stock options exercisable for the first time during any one calendar year may not exceed $100,000. Options granted under the Option Plan become exercisable in whole or in part from time to time as determined by the Committee, but in no event may a stock option granted in conjunction therewith be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior thereto. Stock options granted under the Option Plan have a maximum term of 10 years from the date of grant, except that with respect to incentive stock options granted to an employee who, at the time of the grant, is a holder of more than 10% of the voting power of the Company, the stock option shall expire not more than five years from the date of the grant. The option price must be paid in full on the date of exercise and is payable in cash or in shares of Common Stock having a fair market value on the date the option is exercised equal to the option price.

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

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants
--------------------------------------------------------------------------------


                   Number of     % of Total
                  Securities    Options/SARs
                  Underlying     Granted to
                 Options/SARs   Employees in    Exercise or      Expiration
Name                Granted      Fiscal Year    Base Price          Date
---------------  -------------  -------------  -------------  -----------------
Jerry Braun      50,000 Shares            25%  $ .6875/Share  May 11, 2004
                 50,000 Shares            25%  $  .625/Share  May 11, 2008

Jacob Rosenberg  50,000 Shares            25%  $ .6875/Share  May 11, 2004
                 50,000 Shares            25%  $  .625/Share  May 11, 2008

--------------------------------------------------------------------------------

                    Aggregated Option/SAR Exercises in Last fiscal Year
                           and Fiscal Year-End Option/SAR Values

--------------------------------------------------------------------------------


                                                     Number of
                                                    Securities         Value of
                                                    Underlying       Unexercised
                                                    Unexercised      In-the-Money
                                                  Options/SARs at  Options/SARs at
                                                  Fiscal Year-End  Fiscal Year-End
                 Shares Acquired                   Exercisable/      Exercisable/
Name               on Exercise    Value Realized   Unexercisable    Unexercisable
---------------  ---------------  --------------  ---------------  ----------------
Jerry Braun                                       93,750/0 Shares  $              -
                                                  55,000/0 Shares  $              -
                                                  55,000/0 Shares  $          6,875
                                                  35,000/0 Shares  $         25,137
                                                  35,000/0 Shares  $         28,420
                                                  50,000/0 Shares  $         53,125
                                                  50,000/0 Shares  $         56,250

Jacob Rosenberg                                   55,000/0 Shares  $              -
                                                  55,000/0 Shares  $          6,875
                                                  35,000/0 Shares  $         25,137
                                                  35,000/0 Shares  $         28,420
                                                  50,000/0 Shares  $         53,125
                                                  50,000/0 Shares  $         56,250

     Other than the stock options described in the tables above, the Company has not issued any options to officers and directors under the Option Plan, or otherwise, except common stock purchase warrants issued to two outside directors during 1999. On November 12, 1999, the Registrant issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola, who are directors of the Registrant. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Registrant's $.01 par value common stock at an exercise price of $.625 per share at any time comencing May 12, 2000 up until November 12, 2004.

     The Company does not have any other existing stock option or other deferred compensation plans, but may adopt such plans in the future.

Item  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 27, 2000 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:

                                    Shares       Percentage
Name and Address of              Beneficially     of Stock
Beneficial Owner                   Owned(l)    Outstanding(l)
--------                         ------------  --------------
Jerry Braun(2)                     1,415,639           33.20%
929 East 28th Street
Brooklyn, NY  11210

Jacob Rosenberg(3)                   810,096           19.96%
932 East 29th Street
Brooklyn, NY  11210


Samson Soroka(4)                     551,606           14.59%
1228 East 22nd Street
Brooklyn, NY  11210

Hirsch Chitrik(5)                    616,075           16.27%
1401 President Street
Brooklyn, NY  11213

Sid Borenstein(6)                    136,697            3.69%
1246 East 10th Street
Brooklyn, NY  11230

H. Gene Berger (7)                    20,000             .54%
11 Fenimore Drive
Scotch Plains, NJ 07076

Charles J. Pendola(8)                 10,000             .27%
18 Guild Court
Plainview, NY 11803-3932

All officers and directors
as a group (7 persons)(1)(2)
(3)(4)(5)(6)(7)(8)                 3,560,113           72.03%

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

(2) Includes a total of 373,750 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Braun and 221,391 shares issuable upon the conversion of shares of Class A Convertible Preferred Stock.

(3) Includes a total of 280,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Rosenberg and 110,695 shares issuable upon the conversion of his shares of Class A Convertible Preferred Stock.

(4) Includes 110,695 shares of Common Stock issuable upon the conversion of Mr. Soroka's shares of Class A Convertible Preferred Stock.

(5) Includes 118,075 shares of Common Stock issuable upon the conversion of Mr. Chitrik's shares of Class A Convertible Preferred Stock.


(6) Includes 29,519 shares of Common Stock issuable upon the conversion of Mr. Borenstein's shares of Class A Convertible Preferred Stock.

(7) Includes 20,000 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants granted to Mr. Berger.

(8) Includes 10,000 shares of Common Stock issuable upon the exercise of a common stock purchase warrant granted to Mr. Pendola.

Item  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

Rosenberg was granted an Incentive Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $1.0318 per share at any time up until December 23, 2003 and a Non-Qualified Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $.938 per share any time up until December 23, 2008. Mr. Grossman was granted an Incentive Stock Option to purchase up to an aggregate of 10,000 shares of the Company's Common Stock at an exercise price of $.938 per share at any time up until December 23, 2008.

     On July 29, 1999, the Registrant's Board of Directors authorized an increase in the authorized shares of the Registrant's Class A Convertible Preferred Stock (the "Class A Preferred") from 480,000 shares to 590,375 shares. Immediately following that authorization, the Company entered an agreement with Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which is the holder of the Registrant's promissory note (the "Note") in the current face amount of $550,000 currently bearing interest at the rate of 9% per annum, for the conversion of $100,000 of the principal amount of that Note into 110,375 shares of the Registrant's Class A Convertible Preferred Stock at a conversion price of $.906 per share, each share of which is convertible at any time into shares of the Registrant's $.01 par value common stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrick and Sid Borenstein (the "Affiliated Shareholders"). Messers. Braun, Rosenberg, Chitrik and Borenstien are officers or directors of the Registrant and, together with Mr. Soroka, are all principal shareholders. The conversion transaction is on substantially the same terms as that Registrant and Heart to Heart agreed-to on August 6, 1998 in which $600,000 of the Note was converted into 480,000 shares of the Class A Preferred. The Registrant had obtained an independent opinion that the consideration received by the Company in that transaction was, under the circumstances, fair from a financial point of view to the Registrant, not including the Affiliated Shareholders.

     On November 12, 1999, the Company entered into new employment agreements with Jerry Braun and Jacob Rosenberg. See "Manaement - Employment Agreements."

     On November 12, 1999, the Company issued warrants pursanut to warrant agreements with each of H. Gene Berger and Charles J. Pendola. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $.625 per share at any time commencing May 12, 2000 up until November 11, 2004.

     On November 12, 1999, the Company issued stock options pursuant to the Option Jplan to each of Jerry Braun and Jacob Rosenberg. They were each granted an Incentive Stock Option to purchase up to an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $.6875 per share at any time up until May 11, 2004, and a Non-Qualified Stock Option to purchase up to an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $.625 per share at any time up until May 11, 2008.

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

Item  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,AND  REPORTS  ON
              FORM  8-K

(a)  The  following  documents  are  filed  as  part  of  the  Report:

     (1)  FINANCIAL  STATEMENTS:

     Report  of  Independent  Certified  Public  Accountants.

     Consolidated  Balance  Sheet  at  December  31,  1999.

     Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998.

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998.

     Notes  to  consolidated  Financial  Statements.

     (2)  FINANCIAL  STATEMENT  SCHEDULES.

     NONE

     (3)  EXHIBITS


Exhibit
Number   Description of Exhibit
-------  ----------------------
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

4.1      Form of certificate evidencing shares of Common
         Stock.*

4.2      Underwriter's Warrant Agreement and Form of
         Underwriter's Warrant.*

10.1 Purchase and Sale Agreement by and between the Company, National Medical Homecare, Inc., Jerry
         Braun and Sam Soroka dated March 18, 1988.*

10.2     Lease for 105 Stevens Avenue, White Plains, New
         York by and between the Company and Vincent
         Rippa as receiver dated October 30, 1992.*

10.3     Lease for 175 Fulton Avenue, Suite 30IA, Hempstead,
         New York by and between and the Company and Hempstead Associates Limited Partnership dated July 2, 1993.*

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

**       Incorporated  by  reference  to  Exhibit filed as part of the  Company's  Form
         48-K  report  with  an  event  date  of  December  8,  1997.

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


****** Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB Report for the quarter ended June 30, 1999.

******* Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB Report for the quarter ended September 30, 1999.

New York Health Care, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request, provided that the holder pays to New York Healthcare, Inc. a fee compensating
it  for  its  reasonable   expenses  in  furnishing  the  exhibits  requested.

(b)     Reports  on  Form  8-K.

        The company did not file any reports on Form 8-K during the year ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March  29,  2000

                              NEW  YORK  HEALTH  CARE,  INC.

                              By:  /s/  Jerry  Braun
                                 -------------------
                              Jerry  Braun
                              President  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry Braun         President, Chief Executive         March 29, 2000
----------------------  Officer and Director
Jerry Braun


/s/ Jacob Rosenberg     Vice President, Chief Operating    March 29, 2000
----------------------  Officer, Chief Financial and
Jacob Rosenberg         Accounting Officer, Secretary,
                        Director

/s/ Hirsch Chitrik      Director                           March 29, 2000
----------------------
Hirsch Chitrik


/s/ Sid Borenstein      Director                           March 29, 2000
----------------------
Sid Borenstein


/s/ H. Gene Berger      Director                           March 29, 2000
----------------------
H. Gene Berger


/s/ Charles J. Pendola  Director                           March 29, 2000
----------------------
Charles J. Pendola

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------

NEW  YORK  HEALTH  CARE,  INC.:


Independent Auditors' Report                                            F-1

Consolidated Balance Sheet at December 31, 1999                         F-2

Consolidated Statements of Operations for the Years Ended
December 31, 1998 and 1999                                              F-3

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1998 and 1999                                              F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998 and 1999                                              F-5

Notes to Consolidated Financial Statements                           F-6 - F-22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To  the  Board  of  Directors
New  York  Health  Care,  Inc.

We have audited the accompanying consolidated balance sheet of New York Health Care, Inc. and Subsidiary (the "Corporation") as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Health Care, Inc. and Subsidiary as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

Reference is made to Note 1 for information relating to the Company's plans for replacing its line of credit.



                                   /s/ M.R. Weiser & Co. LLP
                                   Certified  Public  Accountants



New  York,  NY
March  17,  2000

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                   A S S E T S

Current assets:
  Cash and cash equivalents                                      $    97,114
  Accounts receivable, net of allowance for uncollectible
    amounts of $341,000                                            6,039,049
  Unbilled services                                                  325,808
  Prepaid expenses                                                   113,802
  Prepaid income taxes and income tax receivable                     154,906
  Deferred tax assets                                                130,000
                                                                 ------------
      Total current assets                                         6,860,679

Property and equipment, net                                          481,917
Intangibles, net                                                   2,937,830
Deposits                                                              52,726
                                                                 ------------

      Total assets                                               $10,333,152
                                                                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                $   970,175
  Line of credit                                                   2,850,000
  Current maturities of long term debt                               333,610
  Current portion of lease obligations payable                        41,212
  Accounts payable                                                   584,129
  Other current liabilities                                          321,544
                                                                 ------------
      Total current liabilities                                    5,100,670
                                                                 ------------

Deferred tax liability                                                33,000
Lease obligations payable, less current portion                       78,659
Long-term debt, less current maturities                               83,404
                                                                 ------------
                                                                     195,063
                                                                 ------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized;
    590,375 issued                                                     5,904
  Common stock, $.01 par value, 12,500,000 shares authorized;
    3,750,000 shares issued; 3,668,730 outstanding                    37,500
  Additional paid-in capital                                       4,758,414
  Retained earnings                                                  325,897
                                                                 ------------
                                                                   5,127,715
      Less: Treasury stock (81,270 common shares at cost)            (90,296)
                                                                 ------------
      Total shareholders' equity                                   5,037,419
                                                                 ------------

      Total liabilities and shareholders' equity                 $10,333,152
                                                                 ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                      NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For  The  Years  Ended
                                                                  December  31,
                                                           --------------------------
                                                               1998          1999
                                                           ------------  ------------
Net patient service revenue                                $20,223,674   $23,772,346
                                                           ------------  ------------

Expenses:
  Professional care of patients                             13,794,969    17,164,782
  General and administrative                                 5,236,740     6,188,011
  Bad debts expense                                            150,000       236,000
  Depreciation and amortization                                197,826       263,392
                                                           ------------  ------------
    Total operating expenses                                19,379,535    23,852,185
                                                           ------------  ------------

Income (loss) from operations                                  844,139       (79,839)
                                                           ------------  ------------

Nonoperating income (expenses):
  Interest income                                               56,720
  Other income                                                  17,273
  Interest expense                                            (320,980)     (323,100)
                                                           ------------  ------------
    Nonoperating expenses, net                                (246,987)     (323,100)
                                                           ------------  ------------

Income (loss) before provision (credit) for income taxes       597,152      (402,939)
                                                           ------------  ------------

Provision (credit) for income taxes:
  Current                                                      234,000       (89,000)
  Deferred                                                      22,000       (91,000)
                                                           ------------  ------------
                                                               256,000      (180,000)
                                                           ------------  ------------

Net income (loss)                                              341,152      (222,939)

Dividends paid on preferred stock                                    -        13,500
                                                           ------------  ------------

Net income (loss) applicable to common stock               $   341,152   $  (236,439)
                                                           ============  ============

Basic and diluted earnings (loss) per share                $      0.09   $     (0.06)
                                                           ============  ============

Weighted average shares outstanding                          3,739,864     3,684,685
                                                           ============  ============

Diluted weighted average shares outstanding                  3,933,179     3,684,685
                                                           ============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                    Preferred                        Treasury
                                 Common Stock         Stock        Additional         Stock
                              ------------------  ---------------    Paid-In    -------------------   Retained
                               Shares    Amount   Shares   Amount    Capital     Shares    Amount     Earnings       Total
                              ---------  -------  -------  ------  -----------  --------  ---------  -----------  -----------
Balance at January 1, 1998    3,750,000  $37,500                   $4,064,807                        $221,184     $4,323,491

Treasury stock purchased
  during June through
  December ($1.30
  average per share)                                                             51,970   $(67,663)                  (67,663)

Exercise of stock warrants
  on June 2, 1998                                                        (489)  (10,000)    16,739                    16,250

Issuance of preferred stock
  on August 6, 1998 in
  exchange for promissory
  note ($1.25 per share)                          480,000  $4,800     595,200                                        600,000

Net income                                                                                              341,152      341,152
                              ---------  -------  -------  ------  -----------  --------  ---------  -----------  -----------

Balance at December 31, 1998  3,750,000   37,500  480,000   4,800   4,659,518    41,970    (50,924)     562,336    5,213,230

Treasury stock purchased
  during January through
  June ($1.06 average
  per share)                                                                     19,800    (21,079)                  (21,079)

Treasury stock purchased
  during July through
  September ($0.97
  average per share)                                                              9,500     (9,203)                   (9,203)


Treasury stock purchased
  on October 26, 1999
  ($.91 per share)                                                               10,000     (9,090)                   (9,090)

Dividends paid on preferred
  stock ($.03 per share)                                                                                (13,500)     (13,500)

Issuance of preferred stock
  on July 29, 1999 in
  exchange for promissory
  note ($.91 per share)                           110,375   1,104      98,896                                        100,000

Net loss                                                                                               (222,939)    (222,939)
                              ---------  -------  -------  ------  -----------  --------  ---------  -----------  -----------

Balance at December 31, 1999  3,750,000  $37,500  590,375  $5,904  $4,758,414    81,270   $(90,296)  $  325,897   $5,037,419
                              =========  =======  =======  ======  ===========  ========  =========  ===========  ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For  The  Years  Ended
                                                                           December  31,
                                                                     ------------------------
                                                                         1998         1999
                                                                     ------------  ----------

Cash flows from operating activities:
  Net income (loss)                                                  $   341,152   $(222,939)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                      197,826     263,392
      Bad debts expense                                                  150,000     236,000
      Deferred tax provision (credit)                                     22,000     (74,000)
      Deferred revenue                                                   (36,000)
      Changes in operating assets and liabilities:
        Increase in accounts receivable and unbilled services         (1,370,283)   (584,574)
        (Increase) decrease in due from affiliates                        (6,475)      6,475
        (Increase) decrease in prepaid expenses                          (15,953)     27,145
        Increase in prepaid income taxes and income tax receivable                  (154,906)
        Increase in deposits                                             (19,053)     (6,874)
        Decrease in accounts receivable due after one year               180,604
        Increase in accrued payroll                                      207,483     405,218
        Decrease in accounts payable                                    (214,391)    525,989
        Increase in other current liabilities                            321,544
        Decrease in income taxes payable                                 (67,818)    (35,215)
                                                                     ------------  ----------
          Net cash (used in) provided by operating activities           (309,364)    385,711
                                                                     ------------  ----------

Cash flows from investing activities:
  Acquisition of fixed assets                                           (154,507)   (123,224)
  Payments for purchase of intangible assets in connection
    with acquisitions                                                   (571,602)    (50,700)
                                                                     ------------  ----------
          Net cash used in investing activities                         (726,109)   (173,924)
                                                                     ------------  ----------

Cash flows from financing activities:
  Borrowings under notes payable                                       1,450,000     250,000
  Repayment of long-term debt                                           (342,298)   (504,476)
  Net charges from issuance of common stock                               16,250
  Preferred stock dividends paid                                                     (13,500)
  Purchase of treasury stock                                             (67,663)    (39,372)
                                                                     ------------  ----------
          Net cash provided by (used in) financing activities          1,056,289    (307,348)
                                                                     ------------  ----------

Net increase (decrease) in cash and cash equivalents                      20,816     (95,561)

Cash and cash equivalents at beginning of year                           171,859     192,675
                                                                     ------------  ----------

Cash and cash equivalents at end of year                             $   192,675   $  97,114
                                                                     ============  ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

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

     Financing:

     The Corporation's line of credit expired during 1999 and the bank has continued to fund the line of credit on a month-to-month basis pending the Corporation's obtaining replacement financing. There can be no guarantee that the bank will continue to fund the line of credit. The Corporation is in the process of obtaining replacement financing.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On March 26, 1998, the Corporation purchased the customer lists and other intangible assets of Heart to Heart Health Care Service, Inc. The entity is related to the Corporation through common ownership and management. The aggregate purchase price is $1,150,000. This amount was paid through issuance of a promissory note. The acquisition was accounted for as a purchase and, accordingly, the assets acquired have been recorded at their estimated fair values at the date of acquisition. The excess of cost over fair values of the purchased business has been allocated to goodwill, customer lists and other intangible assets and is being amortized over 25 and 10 years, respectively. Operating results of the business have been included in the consolidated financial statements of the Corporation since the date of acquisition.

     The purchase price of $1,150,000 plus costs incurred in making the acquisition ($45,000), aggregating $1,195,000 exceeded the fair value of the net assets acquired at the date of acquisition by $1,185,000. The purchase price has been allocated to furniture and fixtures for $10,000; $55,000 was assigned to contract value and employee lists and $1,130,000 was assigned to goodwill.

     On February 22, 1999, the Corporation purchased customer list and other intangible assets from Staff Builders Service, Inc. (Shrewbury Office) for $65,000. The purchase price has been allocated to furniture and fixtures for $25,000 and the remaining $40,000 to customer lists and other intangibles.

     On June 11, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. (Hackensack Office) for $25,700. The purchase price has been allocated to furniture and fixtures for $20,000 and the remaining $5,700 to customer list and other intangibles.

     On October 23, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. (Manhattan Office) for $30,000. The purchase price has been allocated to furniture and fixtures for $25,000 and the remaining $5,000 to customer lists and other intangibles.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     REVENUE RECOGNITION:

     The Corporation recognizes net patient service revenue on the date services are rendered. Unbilled services represent amounts due for services rendered which were not billed at the end of each period.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

     PROPERTY,  PLANT  AND  EQUIPMENT:

     Property, plant and equipment is carried at cost and is being depreciated under the straight-line method over the following estimated useful lives of the assets or the life of the lease, whichever is shorter.

          Machinery and equipment        5 years
          Furniture and fixtures         7 years
          Leasehold improvements   Life of lease

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     EARNINGS  (LOSS)  PER  SHARE:

     Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

     Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the Preferred Stock from the date of its issuance. For 1998, the options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the stock. Due to a loss in 1999, the options, warrants, and Convertible Preferred Stock are not included in the computation of diluted loss per share because the effect would be to reduce the loss per share.

     START-UP  COSTS:

     During the year ending December 31, 1998, the Corporation adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." Start-up activities, which include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs, are expensed as incurred. The Company believes that there is no cumulative effect on the amount of retained earnings at December 31, 1998 resulting from the adoption of SOP 98-5. During the year ended December 31, 1998, start-up costs of approximately $34,000 was expensed as incurred.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     OTHER  ACCOUNTING  PRONOUNCEMENTS:

     In 1998, SFAS 130, "Reporting Comprehensive Income" and SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" became effective. The Corporation operates in one business segment. These standards expand or modify disclosures and, accordingly, have no effect on the Corporation's financial position, results of operations or cash flows.

     In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, which became effective in 1999, requires that certain costs of developing or obtaining software for internal use be capitalized. This statement does not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" which delayed the effective date of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedges. SFAS 133 is now effective for fiscal years beginning after June 15, 2000 and will be adopted by the Corporation when required. The Corporation does not expect SFAS 133 to have a material effect on the Corporation's financial position, results of operations or cash flows for the year ended December 31, 1999.

2.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31, 1999:

          Machinery and equipment                         $362,781
          Furniture and fixtures                           207,533
          Leasehold improvements                           120,652
                                                          --------

                                                           690,966
          Less accumulated depreciation and amortization   209,049
                                                          --------

                                                          $481,917
                                                          ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At  December  31,  1999,   the  amounts  shown  above  include   assets  of
     approximately   $160,750   under   capitalized   leases   and   accumulated
     depreciation of approximately $32,150, relating thereto.

3.   INTANGIBLES:

     Intangibles consist of the following at December 31, 1999:

                                                      Lives
                                                     --------
          Goodwill                       $3,008,834  25 years
          Contract value                    112,700  10 years
          Customer lists                     72,000  10 years
                                         ----------
                                          3,193,534
          Less accumulated amortization     255,704
                                         ----------

                                         $2,937,830
                                         ==========

4.   LINE OF CREDIT:

     The Corporation has a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line and the Corporation has also guaranteed the line of credit. At December 31, 1999 $2,850,000 was outstanding. Borrowings under the agreement bear interest at prime plus 1/2% (9.0%) at December 31,1999). The line of credit expired during 1999, and the bank has continued to fund the line of credit on a month-to-month basis pending the Corporation's obtaining replacement financing.

5.   OTHER CURRENT LIABILITIES:

     During 1998, the Corporation entered into an agreement with the City of New York acting through the Department of Social Services of the Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA commencing January 1, 1999.

     Per the agreement with HRA, if the Corporation incurs direct costs of home attendant services under the maximum allowable per the contract, the Corporation must repay the difference to HRA. During 1999, the Corporation incurred less direct costs than the maximum allowable and has recorded a liability to HRA (included as Other Current Liabilities in the accompanying balance sheet) for the difference in the amount of $321,544.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LONG-TERM DEBT AND CAPITALIZED LEASES:

     Long-term debt consists of the following at December 31, 1999:

          Capitalized  computer  equipment lease,  payable in equal monthly installments of  approximately  $1,100,  including  principal and
          interest  through  December  2003,   collateralized  by  computer
          equipment costing approximately $51,400                            $     43,288

          Capitalized  computer  equipment lease,  payable in equal monthly installments of  approximately  $2,570,  including  principal and
          interest  through  November  2001,   collateralized  by  computer
          equipment costing approximately $81,200                                  54,003

          Capitalized   phone  system  lease,   payable  in  equal  monthly
          installments  of  approximately  $600,  including  principal  and interest through October 2003, collateralized by the phone system
          costing approximately $28,150                                            22,580

          Note payable in 12 equal  quarterly  installments  commencing May
          1998 of $48,333,  including  principal only,  bearing interest at
          prime rate plus 1% per annum (9.50% at December 31, 1999)               241,667

          Note payable,  to a related  party,  in 5 quarterly  installments commencing June 1998 of $47,917, and 6 quarterly  installments of
          $35,069  starting  October,  1999 through  January 2001 including principal only,  bearing interest at prime rate plus 1% per annum
          (9.5% at December 31,  1999).  During 1999,  principal  quarterly installments  were  reduced due to a reduction  of the  principal amount  outstanding  as a result of conversion of $100,000 of the
          Company's Class A stock (See Note 14)                                   175,347
                                                                             ------------

                                                                                  536,885

          Less current maturities                                                 374,822
                                                                             ------------

                                                                             $    162,063
                                                                             ============

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following are maturities of long-term debt (excluding capitalized leases, see Note 12):

          For the Years
          Ended
          December 31,
          -------------
          2000           $334,000
          2001             83,000

7.   INCOME TAXES:

     The components of deferred tax assets and liabilities as of December 31, 1999 are as follows:

          Deferred tax assets:
            Accounts receivable reserve  $130,000
                                         =========

          Deferred tax liabilities:
            Property and equipment       $ 27,000
            Intangibles                   (60,000)
                                         ---------

                                         $(33,000)
                                         =========

     Differences between book and tax are primarily due to temporary differences resulting from use of the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment, and using statutory lives for intangibles for tax purposes.

     The historical provision (credit) for income taxes is comprised of the following:

                           1998       1999
                         --------  ----------
              Current:
                Federal  $180,000  $ (69,000)
                State      54,000    (20,000)
                         --------  ----------
                          234,000    (89,000)
                         --------  ----------
              Deferred:
                Federal    13,200    (54,600)
                State       8,800    (36,400)
                         --------  ----------
                           22,000    (91,000)
                         --------  ----------

                         $256,000  $(180,000)
                         ========  ==========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The statutory Federal income tax rate and the effective rate of the provision for income taxes is reconciled as follows:

                                                       1998   1999
                                                       -----  -----
              Statutory Federal income tax rate          34%    34%
              State taxes, net of Federal tax benefit     9     10
                                                       -----  -----

                                                         43%    44%
                                                       =====  =====

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1999, the carrying amount of accounts receivable, unbilled services, accounts payable and accrued expenses, and accrued payroll approximates fair value due to the short-term maturities of these instruments.

9.   THIRD-PARTY RATE ADJUSTMENTS AND REVENUE:

     Approximately 19% and 9% of net patient service revenue was derived under New York State third-party reimbursement programs during the years ended
     December 31, 1998 and 1999, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Provision for estimated amounts due to/from the Corporation has been made in the financial statements. Differences between estimated revised rates and subsequent revisions will be reflected in the statement of operations in the year revisions are calculated.

10.  SALE OF ACCOUNTS RECEIVABLE:

     The Corporation has an agreement with a finance company to sell certain accounts receivable. As part of the agreement, the Corporation may from time-to-time offer to sell a certain accounts receivable to the finance company, which the finance company may at such time elect to purchase, but is not obligated to purchase the accounts receivable offered. The purchase price to be paid by the finance company shall be the face amount of the accounts receivable discounted at the discount rate established from time-to-time by the finance company.

     During 1999, the Corporation sold approximately $150,000 of such accounts receivable to the finance company.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  PERFORMANCE INCENTIVE PLAN, OPTIONS AND 401(K) PLAN:

     PERFORMANCE INCENTIVE PLAN:

     On March 26, 1996, the Corporation's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). Under the terms of the amended Option Plan, 682,500 shares of common stock may be granted, including the June 25, 1998 authorization for the reservation of an additional 210,000 shares of $.01 par value common stock, for each of two additional years, for a total of 420,000 additional shares. On July 29, 1999, the Corporation further amended the Option Plan to provide for an additional 350,000 shares of the Corporation's $.01 par value common stock for issuance under the plan after January 1, 2000 so that the total number of shares which may be issued under the plan is increased from 682,500 to 1,032,500 shares. The Option Plan will be administered by a Committee appointed by the Board of Directors. The Committee will determine which key employee, officer or director on the regular payroll of the Company, shall receive stock options. Granted options are exercisable in three equal annual installments, commencing six months after the date of grant, and expire up to ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

     On June 2, 1998 and December 23, 1998, the Corporation granted 247,500 and 191,000 stock options, respectively, pursuant to the Option Plan, to key employees at exercise prices ranging from $ 1.7875 to $.938. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

     On November 12, 1999, the Corporation granted 200,000 stock options, pursuant to the Option Plan, to key employees at exercise prices ranging from $.6787 to $.625 per share. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

     On March 26, 1996, the Corporation issued an option to purchase 93,750 shares of Common Stock to the President of the Corporation at an exercise price of $3.00 per share. The option may be exercised at any time through March 26, 2006. These options were not issued under the Option Plan. None of these options have been exercised or cancelled.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Activity in stock options, and warrants including those outside the Performance Incentive Plan, is summarized as follows:

                                                Shares Under  Weighted Average
                                                   Options     Exercise Price
                                                ------------  ----------------
    Balance at December 31, 1997                     93,750   $           3.00

    Options granted                                 438,500               1.38
    Options cancelled                                (6,000)              1.63
                                                ------------  ----------------

    Balance at December 31, 1998                    526,250   $           1.73

    Options granted                                 220,000                .65
    Options cancelled                               (25,500)              1.22
                                                ------------  ----------------

    Balance at December 31, 1999                    720,750   $           1.37
                                                ============  ================

    Eligible for exercise at December 31, 1999      306,417   $           1.96
                                                ============  ================

     The following table summarizes information about options outstanding and exercisable at December 31, 1999.

                         Options Outstanding                  Options Exercisable
             ---------------------------------------------  ------------------------
                              Weighted                                     Weighted
Range of                      Average          Weighted                    Average
Exercise       Options       Remaining          Average       Options      Options
Price        Outstanding  Contractual Life  Exercise Price  Exercisable  Exercisable
-----------  -----------  ----------------  --------------  -----------  -----------
$1.63-$1.79      231,000        6.62 years  $         1.70      154,000  $      1.70
$ .94-$1.03      176,000        7.01 years             .97       58,667          .97
$3.00             93,750        7.25 years            3.00       93,750         3.00
$ .63-$ .69      220,000        7.27 years             .65
             -----------                                    -----------
                 720,750        7.00 years  $         1.37      306,417  $      1.96
             ===========  ================  ==============  ===========  ===========

     The Corporation does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 1998 and 1999 was $372,500 and $112,000, respectively. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 1998 and 1999: expected volatility of 55% and 90%; risk-free interest rates ranging from 4.81% through 5.56% in 1998 and 4.77% in 1999 and expected lives of approximately 8 years for the years ended 1998 and 1999. Had compensation expense been determined based on the fair value of the options on the grant dates, the Corporation's net income would have been decreased by $372,500 ($.09 per share) in 1998 and its net loss would have been increased by $112,000 ($.03 per share) in 1999.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     401 (K) PLAN:

     NYHC maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Corporation currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participants salary. The Plan also provides for certain discretionary contributions by the Corporation as determined by the Board of Directors. The Corporation's contributions amounted to $41,000 and $63,000 for the years ended December 31, 1998 and 1999, respectively.

12.  COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS:

     LEASE COMMITMENTS:

     The Corporation leases office space under noncancellable operating leases in New York and New Jersey that expire between September 2000 and October 2003.

     At December 31, 1999, future minimum lease payments due under operating and capital leases approximate:

                                                  Rental Expense
                                                    Operating      Capital
                                                      Leases        Leases
                                                 ----------------  --------
2000                                             $       295,000   $ 51,000
2001                                                     194,000     49,000
2002                                                     113,000     20,000
2003                                                      90,000     19,000
2004                                                      70,000
    Thereafter                                            18,000
                                                 ----------------  --------

    Total minimum future payments                $       780,000    139,000
                                                 ================

    Less amounts representing interest                              (19,000)
                                                                   --------

    Present value of net minimum lease payments                  $  120,000
                                                                   ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Rental expense charged to operations was approximately $302,000 and $343,000 for the years ended December 31, 1998 and 1999, respectively. Rental income under the sublease agreement in the amount of $28,000 for the year ended December 31, 1998 has been offset against rental expense. There was no sublease agreement for the year ended December 31, 1999.

     Interest rates on capitalized leases vary from 9.2% to 11.0%.

     EMPLOYMENT AGREEMENTS:

     The Corporation has entered into employment agreements with two officers, with terms expiring in 2004. The agreements call for aggregate annual compensation of approximately $420,000 with an annual increase of 10% and provide for certain additional benefits.

     BONUS PLAN:

     The Corporation has established a bonus plan pursuant to which 10% of the Corporation's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided upon by the Corporation's Compensation Committee. The Corporation accrued approximately $65,000 for its contributions to the bonus pool for 1998. There was no bonus accrual for 1999 due to a net loss for the year.

     CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which potentially subject the Corporation to concentrations of credit risk consist of temporary cash investments which from time-to-time exceed the Federal depository insurance coverage and commercial accounts receivable. The Corporation has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents exceeding federally insured limits approximated $171,000 at December 31, 1999. The Corporation does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

     MAJOR CUSTOMERS:

     Two major customers accounted for approximately 30% and 42% of net patient service revenue for the years ended December 31, 1998 and 1999, respectively. In addition, the Corporation has another customer whose accounts receivable balance represents approximately 14% of accounts receivable at December 31, 1999.

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

13.  RELATED PARTY TRANSACTION:

     The Corporation had an agreement with an affiliated company to provide administrative services relating to payroll, benefits management and data processing through December 31, 1998. The fee for these services was approximately $12,000 for the year ended December 31, 1998.

     The Corporation leases one of its offices from an affiliated company. The lease expires on October 31, 2000. Rent expense for the years ended
     December 31, 1998 and 1999 amounted to approximately $40,000 and $42,000, respectively.

14.  SHAREHOLDERS' EQUITY:

     PREFERRED STOCK:

     On August 6, 1998, the Board of Directors created a series of Preferred Stock to consist initially of 480,000 shares of Class A Convertible Preferred Stock. On July 29, 1999, the Board of Directors authorized an increase in the number of shares of Class A Convertible Preferred Stock from 480,000 to 590,375. The holders of the Preferred Stock shall be entitled to a dividend equal to 9% of the purchase price for shares of the Preferred Stock before any dividend is paid on Common Stock. Dividends may be declared quarterly at the discretion of the Board of Directors commencing with the first calendar quarter of 1999 and are not cumulative. The holders of Preferred Stock receive no preference on liquidation and such shares may be converted into one share of Common Stock at any time.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On August 6, 1998, Heart to Heart Care Services, Inc. ("Heart to Heart"), which was the holder of the Corporation's promissory note in the face amount of $1,150,000, and bearing interest at the rate of prime plus 1% (9%), converted $600,000 of the principal amount of that promissory note into 480,000 shares of Class A Stock. The Class A Stock may be converted at a conversion price of $1.25 per share, into shares of the Corporation's $.01 par value Common Stock at any time. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein. Messrs. Braun, Rosenberg, Chitrik and Borenstein are officers or directors of the Corporation and together with Mr. Soroka are all principal shareholders. The Corporation therefore obtained an independent opinion that the terms and conditions of the transaction were, under the circumstances, fair to the Corporation.

     On March 31, 1999, the Corporation declared a dividend (amounting to $13,500), to holders of preferred stock, which was paid in April 1999.

     On July 29, 1999, Heart to Heart, which was still then owed approximately $360,000 under the terms of the promissory note, converted $100,000 of principal amount into 110,375 shares of the Corporation's Class A stock at a conversion price of $.91 per share, each share of which is convertible at any time into shares of the Corporation's $.01 par value Common Stock. The remaining balance under the promissory note is payable, with interest at prime plus 1% (9.5% at December 31, 1999), in quarterly installments until January 2001.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On November 12, 1999, the Corporation granted two of its board members a warrant for each to purchase up to 10,000 shares of Common Stock at $.625 per share during a period commencing May 12, 2000 and concluding November 12, 2004.

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

     During 1999, the Corporation purchased 39,300 shares of Common Stock for the treasury at a cost of $39,372. Treasury stock is shown at cost.

     RESERVES:

     The Corporation has reserved an aggregate of 1,157,500 shares of Common Stock for the exercise of options under the Option Plan referred to in Note 11 and warrants.

     ONE-FOR-TWO REVERSE STOCK SPLIT:

     On December 30, 1999, the Corporation approved an amendment to the Certificate of Incorporation for the purpose of effecting a one-for-two reverse stock split of the issued and outstanding shares of the Corporation $.01 par value common stock to be adopted at the discretion of the Corporation's Board of Directors at any time prior to December 31, 2000. Simultaneously with the effective date of this amendment, the number of unissued and issued and outstanding $.01 par value Common shares shall automatically and without any action on the part of the holder be reclassified as and changed into one half (1/2) of a Common share. This amendment was not effective as of the issuance of this report.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share are computed as follows:

                                                       For  the  Years  Ended
                                                           December  31,
                                                      -----------------------
                                                         1998        1999
                                                      ----------  -----------

    Basic and diluted earnings (loss) per share:
      Earnings (loss):
      Net income applicable to common stock           $  341,152  $ (236,439)
                                                      ==========  ===========

    Shares:
      Weighted average number of common shares
         outstanding - basic                           3,739,864   3,684,685

      Effect of dilutive convertible preferred stock     193,315
                                                      ----------  -----------

  Diluted weighted average shares outstanding          3,933,179   3,684,685
                                                      ==========  ===========

  Basic earnings (loss) per share                     $      .09  $     (.06)
                                                      ==========  ===========

  Diluted earnings (loss) per share                   $      .09  $     (.06)
                                                      ==========  ===========

16.     SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                                              For the Years Ended
                                                                  December  31,
                                                              --------------------
                                                                 1998       1999
                                                              ----------  --------

  Cash paid during the year for:
    Interest                                                  $  295,338  $329,583
                                                              ==========  ========

    Income taxes                                              $  300,685  $184,195
                                                              ==========  ========

  Supplemental schedule of noncash investing and
    financing activities:
      The Corporation purchased customer lists, furniture
        and other intangibles which were partially
        acquired through the issuance of promissory
        notes                                                 $1,730,000  $    -0-
                                                              ==========  ========

      The Corporation issued preferred stock
        in exchange for a promissory note                     $  600,000  $100,000
                                                              ==========  ========

      The Corporation entered into capital lease obligations
        for certain equipment                                 $  160,750
                                                              ==========