Form 10QSB
period 2000-03-31
NEW YORK HEALTH CARE INC
filed 2000-05-15
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended:    March  31,  2000

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  or  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from:           to          .
                                           ----------   ----------

                           Commission File No. 1-12451

                           NEW YORK HEALTH CARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


     New  York                                              11-2636089
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,688,730

     Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  [  ]   No  [X]

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

                                   A S S E T S

                                   (UNAUDITED)

Current  assets:
  Accounts  receivable,  net  of  allowance  for  uncollectible
    amounts of approximately $376,000                            $ 6,367,329
  Unbilled services                                                  309,681
  Prepaid expenses                                                    57,847
  Prepaid income taxes and income tax receivable                     182,588
  Deferred tax asset                                                 165,000
                                                                 ------------
      Total current assets                                         7,082,445

Property and equipment, net                                          459,007
Intangibles, net                                                   2,903,249
Deposits                                                              53,327
                                                                 ------------

      Total assets                                               $10,498,028
                                                                 ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                 $    59,375
  Accrued payroll                                                  1,236,711
  Note payable - bank                                              2,850,000
  Current maturities of long term debt                               410,903
  Accounts payable and accrued expenses                              328,956
  Other current liabilities - due to HRA                             427,881
                                                                 ------------
      Total current liabilities                                    5,313,826
                                                                 ------------

Deferred tax liability                                                79,000
Long-term debt, less current maturities                               64,036
                                                                 ------------
                                                                     143,036
                                                                 ------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized;
    590,375 issued                                                     5,904
  Common stock, $.01 par value, 12,500,000 shares authorized;
    3,750,000 shares issued, 3,688,730 outstanding                    37,500
  Additional paid-in capital                                       4,758,414
  Retained earnings                                                  329,644
                                                                 ------------
                                                                   5,131,462
  Less: Treasury stock (81,270 common shares at cost)                (90,296)
                                                                 ------------
      Total shareholders' equity                                   5,041,166
                                                                 ------------
      Total liabilities and shareholders' equity                 $10,498,028
                                                                 ============

                     The accompanying notes are an integral part of these
                             consolidated financial statements.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        For  the  Three  Months  Ended
                                                                    March  31,
                                                         --------------------------
                                                              1999         2000
                                                           ---------     --------
Net patient service revenue                                $5,085,045   $6,997,845
                                                           -----------  -----------
Expenses:
  Professional care of patients                             3,645,622    5,160,864
  General and administrative                                1,479,660    1,641,330
  Bad debt expense                                             15,000       49,500
  Depreciation and amortization                                62,549       66,036
                                                           -----------  -----------
    Total operating expenses                                5,202,831    6,917,730
                                                           -----------  -----------

(Loss) income from operations                                (117,786)      80,115

Nonoperating expenses:
  Interest expense                                            (82,432)     (73,503)
                                                           -----------  -----------

(Loss) income before (benefit) provision for income taxes    (200,218)       6,612
                                                           -----------  -----------
(Benefit) provision for income taxes:
  Current                                                     (91,000)      (8,135)
  Deferred                                                      5,000       11,000
                                                           -----------  -----------
                                                              (86,000)       2,865
                                                           -----------  -----------
Net (loss) income                                            (114,218)       3,747

Dividends declared on preferred stock                          13,500
                                                           -----------  -----------
Net (loss) income applicable to common stock               $ (127,718)  $    3,747
                                                           ===========  ===========

Basic (loss) earnings per share                            $     (.03)       NIL
                                                           ===========  ===========

Diluted (loss) earnings per share                          $     (.03)       NIL
                                                           ===========  ===========

Weighted average shares outstanding                         3,692,262    3,668,730
                                                           ===========  ===========

Diluted weighted average shares outstanding                 3,692,262    4,309,488
                                                           ===========  ===========

Dividends declared per share of preferred stock            $      .03
                                                           ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                           Preferred                     Treasury
                                   Common Stock              Stock        Additional      Stock
                            -------------------------  -----------------   Paid-In   -----------------   Retained
                               Shares       Amount      Shares   Amount    Capital    Shares   Amount    Earnings     Total
                            ------------  -----------  --------  -------  ----------  ------  ---------  ---------  ----------
Balance at January 1, 2000     3,750,000  $    37,500   590,375  $ 5,904  $4,758,414  81,270  $(90,296)  $ 325,897  $5,037,419

Net income                                                                                                   3,747       3,747
                            ------------  -----------  --------  -------  ----------  ------  ---------  ---------  ----------
Balance at March 31, 2000      3,750,000  $    37,500   590,375  $ 5,904  $4,758,414  81,270  $(90,296)  $ 329,644  $5,041,166
                            ============  ===========  ========  =======  ==========  ======  =========  =========  ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             For the Three Months Ended
                                                                      March  31,
                                                               -------------------------
                                                                 1999          2000
                                                               ---------     ---------
Cash flows from operating activities:
  Net (loss) income                                            $(114,218)  $   3,747
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation and amortization                               62,549      66,036
      Deferred tax expense                                         5,000      11,000
      Bad debt expense                                            15,000      49,500
      Changes in operating assets and liabilities:
        Increase in accounts receivable and unbilled services   (201,112)   (361,653)
        Increase in due from affiliates                             (401)
        Increase in prepaid taxes and income tax receivable     (238,550)    (27,682)
        Decrease in prepaid expenses                              35,796      55,955
        Increase in deposits                                        (835)       (601)
        Increase in accrued payroll                              296,563     266,536
        Decrease in accounts payable and accrued expenses        (75,684)   (162,449)
        Decrease in income taxes payable                         (35,215)
                                                               ----------  ----------
          Net cash used in operating activities                 (251,107)    (99,611)
                                                               ----------  ----------
Cash flows from investing activities:
  Acquisition of fixed assets                                    (40,896)     (8,545)
  Payments for purchase acquisitions and associated costs        (40,000)
                                                               ----------  ----------
          Net cash used in investing activities                  (80,896)     (8,545)
                                                               ----------  ----------

Cash flows from financing activities:
  Borrowings under notes payable                                 500,000
  Repayment of long-term debt                                   (127,862)    (48,333)
  Purchase of treasury stock                                     (21,079)
  Bank overdraft                                                              59,375
                                                               ----------  ----------
          Net cash provided by financing activities              351,059      11,042
                                                               ----------  ----------
Net increase (decrease) in cash and cash equivalents              19,056     (97,114)

Cash and cash equivalents at beginning of period                 192,675      97,114
                                                               ----------  ----------
Cash and cash equivalents at end of period                     $ 211,731   $     -0-
                                                               ==========  ==========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION:

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of New York
Healthcare, Inc. and Subsidiary (the "Corporation"), as filed with the Securities and Exchange Commission.

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  EARNINGS/LOSS  PER  SHARE:

Basic earnings or loss per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings or loss per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. During the three month period ending March 31, 2000, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the stock. Preferred stock was included in the computation of diluted earnings per share, during the three months ended March 31, 2000.

NOTE  3  -  LINE  OF  CREDIT:

The Corporation has a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line and the Corporation has also guaranteed the line of credit. At March 31, 2000, $2,850,000 was outstanding. Borrowings under the agreement bear interest at prime plus 1/2 % (9.0% at March 31, 2000). The line of credit expired during 1999, and the bank has continued to fund the line of credit on a month-to-month basis pending the Corporation's obtaining replacement financing.

NOTE  4  -  PREFERRED  STOCK:

On March 31, 1999, the Corporation declared a dividend (amounting to $13,500), to holders of preferred stock, which was paid in April 1999.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE  5  -  (LOSS)  EARNINGS  PER  SHARE:

(Loss)  earnings  per  share  are  computed  as  follows:

                                                                      Three  Months  Ended
                                                                           March  31,
                                                                    ----------------------
                                                                      1999         2000
                                                                    -----------  ----------
  Basic  and  diluted  (loss)  earnings  per  share:
    (Loss)  earnings:
      Net (loss) income applicable to common stock                  $ (127,718)  $    3,747
                                                                    ===========  ==========
    Shares:
      Weighted average number of common shares outstanding - basic   3,692,262    3,668,730

       Effect of dilutive options and warrants                                      168,458
       Effect of dilutive convertible preferred stock                               472,300
                                                                    -----------  ----------
  Diluted weighted average shares outstanding                        3,692,262    4,309,488
                                                                    ===========  ==========
  Basic (loss) earnings per share                                   $     (.03)      NIL
                                                                    ===========  ==========
  Diluted (loss) earnings per share                                 $     (.03)      NIL
                                                                    ===========  ==========

NOTE  6  -  LONG-TERM  DEBT  -  RELATED  PARTY:

Included  in  long-term  debt  is  a  $175,347 note due to a related party.  The
Company did not make principal and interest payments due January 1, 2000 and April 1, 2000 of approximately $39,000 and $38,000, respectively. The entire amount has been reflected as a current liability in the accompanying consolidated balance sheet.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE  7  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                             Three  Months  Ended
                                                   March  31,
                                             ----------------------
                                                1999     2000
                                              --------  -------
  Supplemental cash flow disclosure:

  Cash paid during the period for:

      Interest                                $86,670   $69,145
                                              ========  =======

      Income taxes                            $184,195  $19,547
                                              ========  =======
  Supplemental schedule of noncash investing
    and financing activities:

    Dividends declared, paid in April 1999    $ 13,500
                                              ========

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared with three months ended March 31, 1999.

RESULTS  OF  OPERATIONS

Revenues for the three months ended March 31, 2000 increased 37.6% to approximately $6,998,000 from approximately $5,085,000 for the three months ended March 31, 1999. The increase is primarily the result of the New York City contract reaching its full caseload in the first quarter of 2000.

Cost of professional care of patients for the three months ended March 31, 2000 increased 41.6% to approximately $5,161,000 from approximately $3,646,000 for the three months ended March 31, 1999. The increase resulted from hiring additional home health care personnel to service the increased business for the city contract. The cost of professional care of patients as a percentage of revenues increased 2% to approximately 73.7% for the three months ended March 31, 2000 from approximately 71.7% for three months ended March 31, 1999. The increase was primarily caused by the HRA contract, which provides a lower gross profit than other contracts.

Selling, general and administrative expenses for the three months ended March 31, 2000 increased 10.9% to approximately $1,641,000 from approximately
$1,480,000 for the three months ended March 31, 1999. The increase resulted primarily from the New York Home Attendant Agency, which was established to service the HRA contract for the caseload being phased in during 1999. Selling, general and administrative expenses as a percentage of revenue decreased to 23.4% from 29.1% as a result of increased revenue for the New York Home Attendant branch office, without increasing the SGA proportionately.

Interest expense for the three months ended March 31, 2000 decreased to approximately $74,000 as compared to approximately $82,000 for the three months ended March 31, 1999, primarily as a result of decreased borrowing and continued repayment of notes payable.

The credit for federal, state and local taxes for the three months ended March 31, 1999 of $86,000 is the result of the loss for the period as compared to the approximately $2,900 provision for taxes for the three months ended March 31, 2000, which was the result of the income for the period.

In view of the foregoing, income for the three months ended March 31, 2000 amounted to approximately $3,700 as compared to approximately $114,000 in net loss for the three months ended March 31, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the three months ended March 31, 2000, net cash used in operations was $100,000 as compared to $251,000 during the three months ended March 31, 1999, a decrease of $151,000 or 60%. The $100,000 used in the three months ended March 31, 2000 was principally due to the approximately $362,000 increase in accounts receivable and unbilled services, offset by a $267,000 increase in accrued payroll.

Net cash used in investing activities for the three months ended March 31, 2000 approximates $9,000, primarily for the acquisition of fixed assets. Net cash provided by financing activities for the three months ended March 31, 2000 totaled $11,000, resulting from repayment of long term debt of $48,000 and a bank overdraft of $59,000. The company did not make principal and interest payments due January 1, 2000 and April 1, 2000 of approximately $39,000 and $38,000, respectively to a related party.

As of March 31, 2000, approximately $6,580,000 (approximately 63%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $6,120,000 (approximately 59%) as of March 31, 1999, an increase of 8%. Such payers generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the three months ended March 31, 2000, the Company's DSO was 86, compared to 107 days for the three months ended March 31, 1999. The improvement of 21 days in DSO is mainly due to the HRA contract's DSO which is currently at 48 days.

POTENTIAL  REGULATORY  CHANGES
There has been news reports regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by future legislation which may be adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the Company's operations, there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

      (a)  Exhibits  required  by  item  601  of  Regulation  S-B.

Exhibit
Number              Description  of  Exhibit
------             ---------------------------
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

10.5 Agreement between Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik, Sid Borenstein and the Company dated September 30, 1988.*

10.6 Lease for 49 South Main Street, Spring Valley, New York by and between the Company and Joffe Management dated November 1, 1994.*

10.7 Agreement for Provisions of Home Health Aide and Personal CareWorker Services by and between the Company and Kingsbridge Heights Health Facilities Long Term Home Health Care Program dated November 2, 1994.*

10.8 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Rockland, Westchester and Bronx Counties dated May 8, 1995.*

10.9 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Dutchess, Orange, Putnam, Sullivan and Ulster Counties dated May 8, 1995.*

10.10 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Nassau, Suffolk and Queens Counties dated May 8, 1995.*

10.11 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Orange and Rockland Counties dated July 1. 1995.*

10.12 Lease Renewal for 45 Grand Street, Newburgh, New York by and between the Company and Educational and Charitable Foundation of Eastern Orange County, Inc. dated July 12, 1995.*

10.13 Lease for 91-31 Queens Boulevard, Elmhurst, New York by and between the Company and Expressway Realty Company dated September 15, 1995.*

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

10.39   Forms  of  Merger  &  Acquisition  Agreement  and  Indemnification.*

10.40 Consulting Agreement by and between the Company and H. Gene Berger dated July 30, 1997****

10.41 Agreement between the Company and Heart To Heart Health Care Services, Inc. dated August 6, 1998.*****

10.42 Agreement between the Company and Heart to Heart Health Care Services, Inc. dated July 29, 1999. ******

10.43 Employment Agreement by and between the Company and Jerry Braun dated November 12, 1999. *******

10.44 Employment Agreement by and between the Company and Jacob Rosenberg dated November 12, 1999. *******

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

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May  12,  2000

                            NEW  YORK  HEALTH  CARE,  INC.

                            By:  /s/  Jacob  Rosenberg
                            ---------------------------------------
                            Jacob Rosenberg
                            Vice President, Chief Operating Officer,
                            Chief Financial and Accounting Officer, Secretary Secretary, Director