Form 10-Q
period 2000-06-30
NEW YORK HEALTH CARE INC
filed 2000-08-14
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended:    June 30, 2000

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                   A S S E T S

                                   (UNAUDITED)


Current assets:
  Cash and cash equivalents                                      $   164,747
  Accounts receivable, net of allowance for uncollectible
      amounts of approximately $414,000                            6,772,955
  Unbilled services                                                  101,129
  Prepaid expenses                                                    66,322
  Deferred tax asset                                                 136,000
  Prepaid income taxes and income tax receivable                     180,665
                                                                 ------------
      Total current assets                                         7,421,818

Property and equipment, net                                          438,839
Intangibles, net                                                   1,381,102
Deposits                                                              53,327
                                                                 ------------

      Total assets                                               $ 9,295,086
                                                                 ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                $ 1,887,685
  Note payable - bank                                              2,850,000
  Current maturities of long term debt                               289,789
  Accounts payable and accrued expenses                              604,412
                                                                 ------------
      Total current liabilities                                    5,631,886
                                                                 ------------

Long-term debt, less current maturities                               56,507
                                                                 ------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized;
    590,375 issued                                                     5,904
  Common stock, $.01 par value, 12,500,000 shares authorized;
    3,750,000 shares issued, 3,668,730 outstanding                    37,500
  Additional paid-in capital                                       4,758,414
  Accumulated deficit                                             (1,104,829)
                                                                 ------------
                                                                   3,696,989
  Less: Treasury stock (81,270 common shares at cost)                (90,296)
                                                                 ------------
      Total shareholders' equity                                   3,606,693
                                                                 ------------

      Total liabilities and shareholders' equity                 $ 9,295,086
                                                                 ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (UNAUDITED)


                                       For the Three Months Ended  For the Six Months Ended
                                               June  30,                  June  30,
                                       -------------------------  --------------------------
                                          1999          2000          1999          2000
                                       -----------  ------------  ------------  ------------
Net patient service revenue            $5,534,358   $ 7,354,925   $10,619,403   $14,352,770
                                       -----------  ------------  ------------  ------------

Expenses:
  Professional care of patients         3,984,693     5,457,886     7,630,315    10,618,750
  General and administrative            1,599,977     1,612,589     3,079,637     3,253,919
  Bad debts expense                        43,824       125,654        58,824       175,154
  Impairment of goodwill                              1,487,192                   1,487,192
  Depreciation and amortization            74,118        66,486       136,667       132,522
                                       -----------  ------------  ------------  ------------
    Total operating expenses            5,702,612     8,749,807    10,905,443    15,667,537
                                       -----------  ------------  ------------  ------------

Loss from operations                     (168,254)   (1,394,882)     (286,040)   (1,314,767)

Nonoperating expenses:
  Interest expense                        (79,579)      (83,456)     (162,011)     (156,959)
                                       -----------  ------------  ------------  ------------

Loss before (benefit) provision for
  income taxes                           (247,833)   (1,478,338)     (448,051)   (1,471,726)
                                       -----------  ------------  ------------  ------------

(Benefit) provision for income taxes:
  Current                                (109,000)        6,135      (200,000)       (2,000)
  Deferred                                 (2,000)      (50,000)        3,000       (39,000)
                                       -----------  ------------  ------------  ------------
                                         (111,000)      (43,865)     (197,000)      (41,000)
                                       -----------  ------------  ------------  ------------

Net loss                                 (136,833)   (1,434,473)     (251,051)   (1,430,726)

Dividends declared on preferred stock                                  13,500
                                       -----------  ------------  ------------  ------------

Net loss applicable to common stock    $ (136,833)  $(1,434,473)  $  (264,551)  $(1,430,726)
                                       ===========  ============  ============  ============

Basic loss per share                   $     (.04)  $      (.39)  $      (.07)  $      (.39)
                                       ===========  ============  ============  ============

Diluted loss per share                 $     (.04)  $      (.39)  $      (.07)  $      (.39)
                                       ===========  ============  ============  ============

Weighted average shares outstanding     3,688,230     3,668,730     3,690,235     3,668,730
                                       ===========  ============  ============  ============

Diluted weighted average shares
  outstanding                           3,688,230     3,668,730     3,690,235     3,668,730
                                       ===========  ============  ============  ============

Dividends declared per share
  of preferred stock                                              $      .03
                                                                  ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                             NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                            (UNAUDITED)


                                                      Preferred                            Treasury
                              Common  Stock             Stock              Additional       Stock           Retained
                            ------------------  -------------------------   Paid-In     -----------------   Earnings/
                             Shares    Amount     Shares        Amount      Capital    Shares   Amount     (Deficit)      Total
                            ---------  -------  -----------  ------------  ----------  ------  ---------  ------------  ----------
Balance at January 1, 2000  3,750,000  $37,500     590,375   $     5,904   $4,758,414  81,270  $(90,296)  $   325,897   $5,037,419

Net loss                                                                                                   (1,430,726)  (1,430,726)
                            ---------  -------  -----------  ------------  ----------  ------  ---------  ------------  ----------

Balance at June 30, 2000    3,750,000  $37,500     590,375   $     5,904   $4,758,414  81,270  $(90,296)  $(1,104,829)  $3,606,693
                            =========  =======  ===========  ============  ==========  ======  =========  ============  ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                        NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                               For the Six Months Ended
                                                                       June  30,
                                                               -------------------------
                                                                  1999          2000
                                                               -----------  ------------

Cash flows from operating activities:
  Net loss                                                     $ (251,051)  $(1,430,726)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                               136,667       132,522
      Bad debt expense                                             58,824       175,154
      Deferred tax credit                                          (7,000)      (39,000)
      Impairment of goodwill                                                  1,487,192
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable and
           unbilled services                                       74,008      (684,381)
        Increase in due from affiliates                              (401)
        Increase in prepaid taxes and income tax receivable      (353,347)      (25,759)
        (Increase) decrease in prepaid expenses                   (17,928)       47,480
        Increase in deposits                                       (6,899)         (601)
        Increase in accrued payroll                               461,234       917,510
        Decrease in accounts payable and accrued expenses         (23,226)          (96)
        Decrease in other current liabilities                                  (301,165)
        Decrease in income taxes payable                          (35,215)
                                                               -----------  ------------
          Net cash provided by operating activities                35,666       278,130
                                                               -----------  ------------

Cash flows from investing activities:
  Acquisition of fixed assets                                    (140,807)      (19,908)
  Payments for purchase acquisitions and associated costs         (45,700)
                                                               -----------  ------------
          Net cash used in investing activities                  (186,507)      (19,908)
                                                               -----------  ------------

Cash flows from financing activities:
  Borrowings under notes payable                                  350,000
  Repayment of long-term debt                                    (258,945)     (190,589)
  Purchase of treasury stock                                      (21,079)
  Preferred stock dividends paid                                  (13,500)
                                                               -----------  ------------
          Net cash provided by (used in) financing activities      56,476      (190,589)
                                                               -----------  ------------

Net (decrease) increase in cash and cash equivalents              (94,365)       67,633

Cash and cash equivalents at beginning of period                  192,675        97,114
                                                               -----------  ------------

Cash and cash equivalents at end of period                     $   98,310   $   164,747
                                                               ===========  ============

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

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  EARNINGS/LOSS  PER  SHARE:

Basic earnings or loss per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings or loss per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss during the periods presented, options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share because the effect would be to reduce the loss per share.

NOTE  3  -  LINE  OF  CREDIT:

The Corporation has a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line and the Corporation has also guaranteed the line of credit. At June 30, 2000, $2,850,000 was outstanding. Borrowings under the agreement bear interest at prime plus 1/2% (10% at June 30, 2000). The line of credit expired during 1999, and the bank has continued to fund the line of credit on a month-to-month basis pending the Corporation's obtaining replacement financing.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE  4  -  PREFERRED  STOCK:

On March 31, 1999, the Corporation declared a dividend (amounting to $13,500), to holders of preferred stock, which was paid in April 1999.

NOTE  5  -  LONG-TERM  DEBT  -  RELATED  PARTY:

Included  in  long-term  debt  is  a  $175,347  note  due  to  a  related party.

NOTE  6  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                       Six Months Ended
                                           June  30,
                                      ------------------
                                        1999      2000
                                      --------  --------
  Supplemental cash flow disclosure:

    Cash paid during the period for:

      Interest                        $163,570  $133,209
                                      ========  ========

      Income taxes                    $184,195  $ 19,547
                                      ========  ========

NOTE  7  -  IMPAIRMENT  OF  INTANGIBLE  ASSETS:

Due to a decrease in revenue and projected reductions in revenue from the operations of certain offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions (which were made by the Company from December 1997 through February 1999.) Based on this evaluation, at June 30, 2000, the Company has determined that intangible assets with a carrying amount of $1,688,134 were impaired. Accordingly, such amount was reduced by $1,487,192 to their estimated fair value by a charge to operations. The goodwill write-off represented a per-share net loss of $.41 both on a basic and diluted basis. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE  8  -  INTANGIBLES:

Intangibles  consist  of  the  following  at  June  30,  2000:


  Goodwill                       $1,396,338
  Contract value                     60,217
  Customer's lists                   38,470
                                 ----------

                                  1,495,025

  Less accumulated amortization     113,923
                                 ----------

                                 $1,381,102
                                 ==========


NOTE  9  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, accumulated amortization and depreciation for tax purposes over book amortization and depreciation and the allowance for doubtful accounts for book purposes. At June 30, 2000, the Company has provided a valuation allowance on the net deferred tax asset of $510,000 due to the uncertainty regarding the realizability of this asset.


MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS OF
                                   OPERATIONS

SIX  MONTHS  ENDED  JUNE  30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

RESULTS  OF  OPERATIONS

Revenues for the six months ended June 30, 2000 increased 35.2% to approximately $14,353,000 from approximately $10,619,000 for the six months ended June 30,1999. The increase is primarily the result of a gain in revenue of approximately $3,700,000 from the new New York City HRA contract, offset by a decrease in New Jersey operations of $238,000

Cost of professional care of patients for the six months ended June 30, 2000 increased 39.2% to approximately $10,619,000 from approximately $7,630,000 for the six months ended June 30, 1999. The increase resulted from hiring additional home health care personnel to service the increased business of the HRA contract. The cost of professional care of patients as a percentage of revenues increased 2.1% to approximately 74.0% for the six months ended June 30, 2000 from approximately 71.9% for six months ended June 30, 1999. The increase was primarily caused by the HRA contract, which provides a lower gross profit than other contracts.

Selling, general and administrative expenses for the six months ended June 30, 2000 increased 5.6% to approximately $3,254,000 from approximately $3,080,000 for the six months ended June 30, 1999. The increase resulted as the New
York City HRA contract reached its full case load. Selling, general and administrative expenses as a percentage of revenue decreased 6.3% to 22.7% from 29.0% as a result of increased revenue but fixed costs remaining the same.

Interest expense for the six months ended June 30, 2000 decreased to approximately $157,000 as compared to approximately $162,000 for the six months ended June 30, 1999, primarily as a repayment of some long term debt.

The credit for federal, state and local taxes of $41,000 for the six months ended June 30, 2000 is the result of a loss for the period as compared to a provision for taxes of approximately $197,000 for the six months ended June 30, 1999, which was the result of income for the period. As a result of its write-off of $1,487,192 of intangible assets at June 30, 2000 the compnay has recorded a valuation allowance of approximately $510,000 against the deferred tax asset which resulted in reducing the deferred tax asset and deferred credit. The company will re-evaluate this evaluation allowance on a continuing basis.

In view of the foregoing, net loss for the six months ended June 30, 2000 amounted to approximately $1,430,700 as compared to a net loss of approximately $251,000 for the six months ended June 30, 1999. While the loss for the six months ended June 30, 1999 was because of lower sales and higher costs, the loss for six months ended June 30, 2000 was attributable to the write-off of $1,487,000 for impairment of intangible assets. The impairment of intangible assets was due to a decrease in revenue and projected reductions in revenue from the operations of certain offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions (which were made by the Company from December 1997 through February 1999). Based on this evaluation, at June 30, 2000, the Company has determined that intangible assets with a carrying amount of $1,688,134 were impaired. Accordingly, such amount was reduced by $1,487,192 to their estimated fair value by a charge to operations. The goodwill write-off represented a per- share net loss of $.41 both on a basic and diluted basis. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the six months ended June 30, 2000, net cash provided by operations was $278,000 as compared to net cash provided by operations of $36,000 during the six months ended June 30, 1999, an increase of $242,000. The $278,000 provided by operations the six months ended June 30, 2000 was principally due to the $917,000 increase in accrued payroll, offset by an increase in accounts receivable of $684,000.

Net cash used in investing activities for the six months ended June 30, 2000 was approximately $20,000, primarily for the acquisition of fixed assets. Net cash used by financing activities for the six months ended June 30, 2000 was $190,000 for repayment of long term debt.

As of June 30, 2000, approximately $6,324,000 (approximately 68%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $5,418,000 (approximately 53%)as of June 30, 1999, an increase of 17% as a result of the write off of goodwill. Such payors generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the six months ended June 30, 2000, the Company's DSO was 87, compared to 99 days for the six months ended June 30, 1999. The improvement of 12 days in DSO is mainly due to the HRA contract's DSO which is currently at 57 days.

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

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14,  2000

                            NEW  YORK  HEALTH  CARE,  INC.

                            By:  /s/  Jacob  Rosenberg
                            ---------------------------------------
                            Jacob Rosenberg
                            Vice President, Chief Operating Officer,
                            Chief Financial and Accounting Officer, Secretary Secretary, Director