Form 10QSB
period 2000-09-30
NEW YORK HEALTH CARE INC
filed 2000-11-13
CIK 1018354

--------------------------------------------------------------------------------
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C.  20549

                               __________________


                                  FORM  10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  quarterly  period  ended:  September  30,  2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  transition  period  from:  _______________  to  _______________.

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

--------------------------------------------------------------------------------

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                   A S S E T S


Current assets:
  Cash and cash equivalents                                       $   533,220
  Accounts receivable, net of allowance for uncollectible
    amounts of approximately $508,000                               6,902,910
  Unbilled services                                                   106,578
  Prepaid expenses                                                     74,500
  Deferred tax asset                                                  206,000
                                                                  ------------
      Total current assets                                          7,823,208

Property and equipment, net                                           422,603
Intangibles, net                                                    1,364,235
Deposits                                                               53,327
                                                                  ------------

      Total assets                                                $ 9,663,373
                                                                  ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                 $ 2,085,560
  Note payable - bank                                               2,850,000
  Current maturities of long term debt                                207,446
  Accounts payable and accrued expenses                               721,872
  Income taxes payable                                                 79,000
                                                                  ------------
      Total current liabilities                                     5,943,878
                                                                  ------------

Long-term debt, less current maturities                                45,027
                                                                  ------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    590,375 issued                                                      5,904
  Common stock, $.01 par value, 12,500,000 shares authorized;
    3,750,000 shares issued, 3,668,730 outstanding                     37,500
  Additional paid-in capital                                        4,758,414
  Accumulated deficit                                              (1,037,054)
                                                                  ------------
                                                                    3,764,764
  Less: Treasury stock (81,270 common shares at cost)                 (90,296)
                                                                  ------------
      Total shareholders' equity                                    3,674,468
                                                                  ------------

      Total liabilities and shareholders' equity                  $ 9,663,373
                                                                  ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                                    For the Three                For the Nine
                                                    Months Ended                 Months Ended
                                                   September  30,               September  30,
                                               ------------------------  --------------------------
                                                  1999         2000          1999          2000
                                               -----------  -----------  ------------  ------------
Net patient service revenue                    $6,277,828   $7,469,083   $16,897,231   $21,821,853
                                               -----------  -----------  ------------  ------------

Expenses:
  Professional care of patients                 4,516,031    5,510,610    12,146,346    16,129,360
  General and administrative                    1,513,949    1,661,999     4,593,586     4,915,918
  Bad debts expense                                50,000       37,500       108,824       212,654
  Impairment of goodwill                                                                 1,487,192
  Depreciation and amortization                    72,465       48,280       209,132       180,802
                                               -----------  -----------  ------------  ------------
    Total operating expenses                    6,152,445    7,258,389    17,057,888    22,925,926
                                               -----------  -----------  ------------  ------------

Income (loss) from operations                     125,383      210,694      (160,657)   (1,104,073)

Nonoperating expenses:
  Interest expense                                (84,760)     (85,919)     (246,771)     (242,878)
                                               -----------  -----------  ------------  ------------

Income (loss) before provision (benefit) for
  income taxes                                     40,623      124,775      (407,428)   (1,346,951)
                                               -----------  -----------  ------------  ------------

Provision (benefit) for income taxes:
  Current                                          71,114      122,000      (128,886)      120,000
  Deferred                                        (58,000)     (65,000)      (55,000)     (104,000)
                                               -----------  -----------  ------------  ------------
                                                   13,114       57,000      (183,886)       16,000
                                               -----------  -----------  ------------  ------------

Net income (loss)                                  27,509       67,775      (223,542)   (1,362,951)

Dividends declared on preferred stock                                         13,500
                                               -----------  -----------  ------------  ------------

Net income (loss) applicable to
  common stock                                 $   27,509   $   67,775   $  (237,042)  $(1,362,951)
                                               ===========  ===========  ============  ============

Basic earnings (loss) per share                $      .01   $      .02   $      (.06)  $      (.37)
                                               ===========  ===========  ============  ============

Diluted earnings (loss) per share              $      .01   $      .02   $      (.06)  $      (.37)
                                               ===========  ===========  ============  ============

Weighted average shares outstanding             3,686,784    3,668,730     3,689,072     3,668,730
                                               ===========  ===========  ============  ============

Diluted weighted average shares
  outstanding                                   3,686,784    4,304,834     3,689,072     3,668,730
                                               ===========  ===========  ============  ============

Dividends declared per share
  of preferred stock                                                     $      .03
                                                                         ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                            NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                           (UNAUDITED)


                                                 Preferred                     Treasury
                           Common Stock            Stock       Additional       Stock          Retained
                      -------------------  ------------------   Paid-In    -----------------   Earnings/
                       Shares     Amount     Shares   Amount     Capital   Shares   Amount     (Deficit)       Total
                      ---------  --------  ---------  -------  ----------  ------  ---------  ------------  ------------
Balance at
  January 1, 2000     3,750,000  $ 37,500    590,375  $ 5,904  $4,758,414  81,270  $(90,296)  $   325,897   $ 5,037,419

Net loss                                                                                       (1,362,951)   (1,362,951)
                      ---------  --------  ---------  -------  ----------  ------  ---------  ------------  ------------

Balance at
  September 30, 2000  3,750,000  $ 37,500    590,375  $ 5,904  $4,758,414  81,270  $(90,296)  $(1,037,054)  $3,674,468
                      =========  ========  =========  =======  ==========  ======  =========  ============  ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                      For the Nine Months Ended
                                                                            September  30,
                                                                      -------------------------
                                                                         1999          2000
                                                                      -----------  ------------

Cash flows from operating activities:
  Net loss                                                            $ (223,542)  $(1,362,951)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                      209,132       180,802
      Bad debt expense                                                   108,824       212,654
      Deferred tax credit                                                (55,000)     (109,000)
      Impairment of goodwill                                                         1,487,192
      Changes in operating assets and liabilities:
        Increase in accounts receivable and
           unbilled services                                            (254,174)     (857,285)
        Increase in due from affiliates                                     (400)
        Decrease in prepaid taxes and income tax receivable               77,244       154,906
        Decrease in prepaid expenses                                                    39,302
        Increase in deposits                                              (6,899)         (601)
        Increase in accrued payroll                                      622,366     1,115,385
        Increase (decrease) in accounts payable and accrued expenses     140,571      (204,700)
        Increase in other current liabilities                                           18,945
        Increase in income taxes receivable                             (231,941)
        Increase in income taxes payable                                                79,000
                                                                      -----------  ------------
          Net cash provided by operating activities                      386,181       753,649
                                                                      -----------  ------------

Cash flows from investing activities:
  Acquisition of fixed assets                                           (144,967)      (33,131)
  Payments for purchase acquisitions and associated costs                (49,524)
                                                                      -----------  ------------
          Net cash used in investing activities                         (194,491)      (33,131)
                                                                      -----------  ------------

Cash flows from financing activities:
  Borrowings under notes payable                                         250,000
  Repayment of long-term debt                                           (339,084)     (284,412)
  Purchase of treasury stock                                             (30,282)
  Preferred stock dividends paid                                         (13,500)
                                                                      -----------  ------------
          Net cash used in financing activities                         (132,866)     (284,412)
                                                                      -----------  ------------

Net increase in cash and cash equivalents                                 58,824       436,106

Cash and cash equivalents at beginning of period                         192,675        97,114
                                                                      -----------  ------------

Cash and cash equivalents at end of period                            $  251,499   $   533,220
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

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  EARNINGS/LOSS  PER  SHARE:

Basic earnings or loss per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings or loss per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. During the three months ended September 30, 2000, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the Company's common stock during that period. Common shares issuable as a result of the assumed conversion of the Company's preferred stock were also included in the computation of diluted earnings per share during the three months ended September 30, 2000. Due to the net loss for the nine months ended September 30, 2000 and 1999, options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share because the effect would be to reduce the loss per share.

NOTE  3  -  STOCK  OPTIONS:

On July 10, 2000, the Corporation granted 400,000 stock options, pursuant to its Performance Incentive Plan, to two of its officers at exercise prices ranging from $.50 to $.55 per share. The stock options have an expiration date of five to ten years.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  4  -  LINE  OF  CREDIT:

The Corporation has a $6,000,000 line of credit with a bank. The availability of the line of credit is based on a formula of eligible accounts receivable. All of the Corporation's assets collateralize the line and the Corporation has also guaranteed the line of credit. At September 30, 2000, $2,850,000 was outstanding. Borrowings under the agreement bear interest at prime plus 2% (11.5% at September 30, 2000). The line of credit expired during 1999, and the bank has continued to fund the line of credit on a month-to-month basis pending the Corporation's obtaining replacement financing.

NOTE  5  -  PREFERRED  STOCK:

On March 31, 1999, the Corporation declared a dividend (amounting to $13,500), to holders of preferred stock, which was paid in April 1999.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS:

Included  in  long-term  debt  is  a  $70,139  note  due  to  a  related  party.

One of the Corporation's directors provides consulting services on an as needed basis. Consulting expenses to the director amounted to $9,000 and $12,000 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE  7  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                      Nine Months Ended
                                        September  30,
                                      ------------------
                                        1999      2000
                                      --------  --------

  Supplemental cash flow disclosure:

    Cash paid during the period for:

      Interest                        $246,771  $242,878
                                      ========  ========

      Income taxes                    $184,195  $ 19,547
                                      ========  ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  8  -  IMPAIRMENT  OF  INTANGIBLE  ASSETS:

Due to a decrease in revenue and projected additional reductions in revenue from the operations of certain offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions which were made by the Company from December 1997 through February 1999. Based on this evaluation, at June 30, 2000, the Company has determined that intangible assets with a carrying amount of $1,688,134 were impaired. Accordingly, such amount was reduced by $1,487,192 to their estimated fair value by a charge to operations. For the nine months ended September 30, 2000, the impairment charge represented a per-share net loss of $.41 both on a basic and diluted basis. Estimated fair value was determined based on the management's evaluation of current purchases of similar companies in the home health care industry.

NOTE  9  -  INTANGIBLES:

Intangibles  consist  of  the  following  at  September  30,  2000:

     Goodwill                           $  1,396,712
     Contract  value                          60,217
     Customer  lists                          38,470
                                        ------------

                                           1,495,399

     Less  accumulated  amortization         131,164
                                        ------------

                                        $  1,364,235
                                        ============

NOTE  10  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, accumulated amortization and depreciation for tax purposes over book amortization and depreciation and the allowance for doubtful accounts for book purposes. At September 30, 2000, the Company has provided a valuation allowance on the net deferred tax asset balance for $456,000 due to the uncertainty regarding the realizability of this asset. During the three months ended September 30, 2000, the valuation allowance decreased by $54,000.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  11  -  EARNINGS  (LOSS)  PER  SHARE:

Earnings  (loss)  per  share  are  computed  as  follows:

                                            For the Three             For the Nine
                                            Months  Ended            Months  Ended
                                            September 30,            September 30,
                                        ----------------------  -------------------------
                                           1999        2000        1999          2000
                                        ----------  ----------  -----------  ------------
Basic and diluted earnings (loss)
  per share:

Earnings (loss):
  Net income (loss) applicable
    to common stock                     $   27,509  $   67,775  $ (237,042)  $(1,362,951)
                                        ==========  ==========  ===========  ============

Shares:
  Weighted average number of
    common shares outstanding - basic    3,686,784   3,668,730   3,689,072     3,668,730
  Effect of dilutive options                           163,804
  Effect of dilutive convertible
    preferred stock                                    472,300
                                        ----------  ----------  -----------  ------------

Diluted weighted average shares
  outstanding                            3,686,784   4,304,834   3,689,072     3,668,730
                                        ==========  ==========  ===========  ============

Basic earnings (loss)
  per share                             $      .01  $      .02  $     (.06)  $      (.37)
                                        ==========  ==========  ===========  ============

Diluted earnings (loss)
  per share                             $      .01  $      .02  $     (.06)  $      (.37)
                                        ==========  ==========  ===========  ============

MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS
                             OF  OPERATIONS

NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  COMPARED  WITH  NINE  MONTHS  ENDED
                          SEPTEMBER  30,  1999.


RESULTS  OF  OPERATIONS

Revenues for the nine months ended September 30, 2000 increased 29% to approximately $21,822,000 from approximately $16,897,000 for the nine months ended September 30,1999. The increase is primarily the result of a gain in revenue from the HRA contract.

Cost of professional care of patients for the nine months ended September 30, 2000 increased 33% to approximately $16,129,000 from approximately $12,146,000 for the nine months ended September 30, 1999. The increase resulted from hiring additional home health care personnel to service the increased business. The cost of professional care of patients as a percentage of revenues increased 2% to approximately 74% for the nine months ended September 30, 2000 from approximately 72% for nine months ended September 30, 1999. The increase was primarily caused by the HRA contract, which provides a lower gross profit than other contracts.

Selling, general and administrative expenses for the nine months ended September 30, 2000 increased 7% to approximately $4,916,000 from approximately $4,594,000 for the nine months ended September 30, 1999 primarily due to the additional costs resulting from the substantial increase in services from the HRA contract. Selling, general and administrative expenses as a percentage of revenue decreased 4.7% to 22.5% from 27.2% as a result of increased revenue and the containment of many fixed costs.

Interest expense for the nine months ended September 30, 2000 decreased to approximately $243,000 as compared to approximately $247,000 for the nine months ended September 30, 1999. Interest expense relating to the bank loan increased for the nine months ended September 30, 2000, due to a higher interest rate as compared to the nine months ended September 30, 1999(10% average rate vs. 8.75% average rate) while borrowing activity remained relatively the same for both periods. The Company repaid approximately $284,000 of other long term debt which resulted in the overall decrease of interest expense.

The provision for federal, state and local taxes is $16,000 for the nine months ended September 30, 2000 as compared to a credit for taxes of approximately $184,000 for the nine months ended September 30,1999, which was the result of a loss of approximately $407,000 for the period. As a result of its write-off of $1,487,192 of intangible assets, the Company has recorded a valuation allowance of approximately $456,000 against the deferred tax asset that resulted in reducing the deferred tax asset and deferred credit. The Company will re-evaluate this valuation allowance on a continuing basis.

In view of the foregoing, net loss for the nine months ended September 30, 2000 amounted to approximately $1,363,000 as compared to a net loss of approximately $224,000 for the nine months ended September 30, 1999. While the loss for the nine months ended September 30, 1999 was because of lower sales and higher costs, the loss for nine months ended September 30, 2000 was attributable to the write-off of $1,487,192 for impairment of intangible assets. The impairment of intangible assets was due to a decrease in revenue and projected reductions in revenue from the operations of certain offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions (which were made by the Company from December 1997 through February 1999). Based on this evaluation, the Company has determined that intangible assets with a carrying amount of $1,688,134 were impaired. Accordingly, such amount was reduced by $1,487,192 to their estimated fair value by a charge to operations. The goodwill write-off represented a per-share net loss of $.41 both on a basic and diluted basis at September 30, 2000. Estimated fair value was based on Management's evaluation of current purchases of similar companies in the home health care industry.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the nine months ended September 30, 2000, net cash provided by operations was $754,000 as compared to net cash provided by operations of $386,000 during the nine months ended September 30, 1999, an increase of $368,000. The $754,000 provided by operations for the nine months ended September 30, 2000 was principally due to the $1,115,000 increase in accrued payroll, offset by an increase in accounts receivable of $857,000.

Net cash used in investing activities for the nine months ended September 30, 2000 was approximately $33,000, primarily for the acquisition of fixed assets. Net cash used by financing activities for the nine months ended September 30, 2000 was $284,000 for repayment of long term debt.

As of September 30, 2000, approximately $6,800,000 (approximately 70%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $5,623,000 (approximately 54%) as of September 30, 1999, an increase of 16% as a result of the write off of goodwill. Such payers generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the nine months ended September 30, 2000, the Company's DSO was 93, compared to 99 days for the nine months ended September 30, 1999. The improvement of 6 days in DSO is mainly due to the HRA contract's DSO, which is currently at 53 days.

POTENTIAL  REGULATORY  CHANGES

Recently, the government has changed the way it reimburses Medicare Certified Home Health Agencies. The Government has instituted the Prospective Payment System. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, many of the Company's referral sources are and they may be negatively impacted by this legislation which was recently adopted to control home health care costs. While it is still premature to discern what impact, if any, these recent changes may have on the Company's operations; there can be no assurance that this legislation will not result in reduced reimbursement rates from referral sources.

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


November 9, 2000

                                    NEW YORK HEALTH CARE, INC.

                                    By: /s/ Jacob Rosenberg
                                    --------------------------------------------

                                    Jacob Rosenberg
                                    Vice President, Chief Operating Officer,
                                    Chief Financial and Accounting Officer,
                                    Secretary, Director