Form 10QSB/A
period 2000-03-31
NEW YORK HEALTH CARE INC
filed 2000-12-11
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________


                                   FORM 10-QSB/A
                                AMENDMENT NUMBER ONE


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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,668,730.


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