Form 10-K
period 2000-12-31
NEW YORK HEALTH CARE INC
filed 2001-03-14
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended:  December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from:

                           Commission File No. 1-12451

                           NEW YORK HEALTH CARE, INC.

                 (Name of small business issuer in its charter)

          New  York                                         11-2636089
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or  organization)

       1850 McDonald Avenue, Brooklyn, New York               11223
     (Address  of  principal  executive  offices)           (Zip Code)

Issuer's telephone number, including area code:           (718) 375-6700

Securities issued pursuant to Section 12(b) of the Act:
                                                          Name of exchange on
     Title  of  each  class                                which  registered
     ----------------------                                -----------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State  issuer's  revenues  for  its  most  recent  fiscal  year.  $29,383,547


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty
(60)  days.  $3,149,595  (as  of  2/26/01).


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 3,668,730


                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in this Form 10-KSB; Proxy Statement on Form 14A dated November 15, 2000.

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


                                     PART I


Item  1.     DESCRIPTION  OF  BUSINESS.

(a)  General  Development  of  Business.

     New York Health Care, Inc. (the "Company") is a licensed home health care agency engaged primarily in supplying the services of paraprofessionals who provide a broad range of health care support services to patients in their homes. The Company was initially organized under the laws of the State of New York, in February 1983.

     The Company operates 24 hours a day, seven days a week to receive referrals and coordinate services with physicians, case managers, patients and their families.

     The Company operates in all five boroughs of New York City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. The Company, as a result of acquisitions as describe elsewhere in this annual report, also operates in Jersey City, Edison, Shrewsbury, Toms River, East Orange and Hackensack, New Jersey under the name Helping Hands Healthcare, (the business name of NYHC Newco Paxxon, Inc., a wholly owned subsidiary of the Company). The Company's services are supplied principally pursuant to contracts with health care institutions and agencies such as various county Departments of Social Services, NYC HRA, New Jersey Medicaid, Beth Abraham Health Services in the Bronx and Westchester County, Kingsbridge Medical Center, Mt. Sinai Medical Center, Aetna US Healthcare, and Gentiva Health Services.

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

     The Company maintains its principal offices at 1850 McDonald Avenue, Brooklyn, NY 11223, telephone (718) 375-6700.

Industry  Background.

     The home health care industry has grown substantially over the past decade according to published industry information. In 1997, HCFA estimated that 3.4 million enrollees received fee-for-service home health services in 1997, representing a greater than 40% rise from the number of home health recipients in 1990. For the period 1990-1997, Medicare home health expenditures increased from $5.1 billion to an estimated $17.2 billion and is projected to increase to $20.1 billion in the year 2001 and $33.6 billion in the year 2008. Most of the rise in spending occurred as a result of the increase in visits, from 70 million in 1990 to an estimated 258 million in 1997. Medicaid home health benefits between 1994 and 1997 have increased from approximately $7 billion and $12 billion. In 1998, New York State Medicaid expenditures for personal care and home health aide services totaled $2.3 billion. The Company believes that the primary reasons for the growth in the home health care market include the aging of the U.S. population; the realization of substantial cost savings through treatment at home as an alternative to hospitalization; advances in medical technology which have enabled a growing number of treatments to be provided in the home rather than requiring hospitalization; the general preference of patients to receive treatment in a familiar environment; reductions in the length of hospital stays as a result of increasing cost containment efforts in the health care industry; growing acceptance within the medical profession of home health care and the increase in the incidence of AIDS-related diseases and cancer.


Aging  Population.

     The number of individuals over age 65 in the United States is estimated to have grown from approximately 34.1 million in 1996, or 12.9% of the population to 38.5 million or 14.2% in 1998, and is projected to increase to more than 53 million in the year 2020, or 16%. The elderly have traditionally accounted for two to three times the average per capita share of health care expenditures. As the number of Americans over age 65 increases, the need for home health care services is also expected to increase.


Cost  Effectiveness  of  Home  Health  Care  Services.

     National health care expenditures increased from $993 billion in 1995 (13.7% of the United States gross national product) to approximately $1,149 trillion in 1998 (13.5% of the United States gross national product). In response to rapidly rising costs, governmental and private payers have adopted cost containment measures that encourage reduced hospital admissions, reduced lengths of stay in hospitals and delayed nursing, home admissions. Changes in hospital reimbursement methods under Medicare from a cost-based method to a fixed reimbursement method based on the patient's diagnosis have created an incentive for earlier discharge of patients from hospitals. These measures have in turn fostered an increase in home health care which, when appropriate, provides medically necessary care at significantly less expense than similar care provided in an institutional setting.


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

Incidences  of  AIDS  and  Cancer.

     Increases in the incidence of AIDS/HIV infections and cancer have also been responsible for a significant portion of the growth in the home care market. As of December 31, 1999, 733,374 cases of AIDS had been reported to the Center for Disease Control (not including those with less advanced HIV who could still benefit from treatment). During their treatment, AIDS/HIV patients may receive several courses of infusion and other therapies typically administered by infusion therapy companies, including AZT, aerosolized Pentamidine (TM), antibiotics and nutritional support. The Company presently provides a limited amount of infusion therapy with pharmaceuticals provided by licensed suppliers. The Company plans to expand its infusion therapy operations during the next year. See "Home Health Care Services."

     The National Cancer Institute estimates that 8.4 million of Americans alive today have a history of cancer. The American Cancer Society, estimated that about 1.3 million new cancer cases were diagnosed in 1999 and approximately 1.2 million new cases were expected to be diagnosed in 2000. Cancer treatment is one of the fastest growing segments of outpatient infusion therapy due to increasing numbers of patients and new technologies that allow for the therapy's safe and effective administration in the home and at alternate site locations.
Over the course of their treatment, cancer patients may require a range of infusion therapies, including chemotherapy, pain management and nutritional support.

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

Home  Health  Care  Services

     The Company's home health care services are provided principally by its professional and paraprofessional staff, who provide personal care to patients and, to a lesser extent, by its skilled nursing staff, who provide various therapies employing medical supplies and equipment and infusion therapy. Personal care and nursing services for a particular patient can extend from a few visits to years of service and can involve intermittent or continuous care. Approximately 95% of the Company's total net revenues in 2000 were attributable to services by its paraprofessional staff.

Certified  Paraprofessionals

     The Company's certified paraprofessional staff provides a combination of unskilled nursing and personal care services to patients, as well as assistance with daily living, tasks such as hygiene and feeding. Consistent with applicable regulations, all of the Company's aides are certified and work under the supervision of a licensed professional nurse. Certain aides have been specially trained by the Company to work with patients with particular needs, such as new mothers and their newborn infants, patients with particular diseases such as cancer, AIDS or Alzheimer's Disease and particular classes of patients such as the developmentally disabled and terminal.

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

     The Company's licensed professional nurses also provide a very limited amount of in-home administration to patients of nutrients, antibiotics and other medications intravenously (into a vein), subcutaneously (under the skin) or through feeding tubes, utilizing supplies provided by licensed suppliers. Such intravenous therapy is used for antibiotic treatment, parental nutrition (the administration of nutrients), enteral nutrition (the administration of nutrients directly into the digestive tract), growth hormone therapy, pain management, and chemotherapy. The duration, progression and complexity of infusion therapy is governed by the patient's disease and condition and can range anywhere from a few weeks to many years.

     All nurses hired by the Company must have at least one year of current, verifiable experience, including references and license verification. All nurses working in specialty areas must have at least two years of experience.

     While the provision of licensed professional nursing services accounted for less than 5% of the Company's net revenues in 2000, the Company has expanded its nursing operations in its existing markets as well as new geographic locations. See "Company Strategy."


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

Acquisitions

     On  December  8,  1997,  Helping  Hands  Healthcare  purchased  from  Metro
Healthcare Services, Inc., a New Jersey corporation ("Metro"), the home care business assets (other than accounts receivable) which Metro operated in West Orange, Budd Lake and Jersey City, New Jersey for a purchase price consisting of $580,000 paid at closing and a promissory note in the principal sum of $200,000, which has been paid in full. As part of the acquisition transaction, Helping Hands Healthcare assumed various leasehold obligations for offices together with various equipment leases for items of business equipment.

     On February 8, 1998, Helping Hands Healthcare purchased from Metro the home care business assets (other than accounts receivable) which Metro operated in Edison, Shrewsbury and Toms River, New Jersey for a purchase price consisting of $500,000 paid at closing and a promissory note in the principal sum of $580,000, which has been paid in full. As part of the acquisition transaction, Helping Hands Healthcare assumed various leasehold obligations.

     On March 26, 1998, Helping Hands Healthcare purchased from Heart to Heart Healthcare Services, Inc., a New Jersey corporation ("Heart to Heart") the home care business assets (other than accounts receivable) which Heart to Heart operated in East Orange and Hackensack, New Jersey for a purchase price consisting of a promissory note in the principal sum of $1,150,000, which has been paid in full. As part of the acquisition transaction, Helping Hands Healthcare assumed various leasehold obligations together with various equipment leases for items of business equipment.

     Certain of the directors are principal stockholders of Heart to Heart. The Company therefore obtained an independent opinion that the terms and conditions of the acquisition were, under all circumstances, fair to the Company.

     On February 22, 1999, Helping Hands Healthcare completed the acquisition of the assets of a home health care office in Shrewsbury, New Jersey, formerly owned by Staff Builders Services, ("Staff Builders") Inc., for a purchase price of $65,000.

     On June 11, 1999 Helping Hands Healthcare completed the acquisition of the assets of a Staff Builders home health care office in Hackensack, New Jersey, for the purchase price of $25,700.

     On October 23, 1999 New York Health Care completed the acquisition of the assets of a Staff Builders home health care office in Manhattan, New York, for the purchase price of $30,000. The business of this office was transferred to other existing New York Health Care offices.

     Due to a decrease in revenue and projected reductions in revenue from the operations of certain offices the closing of Shrewsbury, Budd Lake and West Orange offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions which were made by the Company from December 1997 through February 1999. Based on this evaluation, the Company determined that the intangible assets with a carrying amount of $1,688,134 were impaired. Accordingly, the Company reduced the estimated fair value of those intangible assets by $1,487,192 as a charge to operations. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry.

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


Branch  Offices

     The home health care industry is, fundamentally, a local one in which both the patients and the referral sources (such as hospitals, home health agencies, social service agencies and physicians) are located in the local geographic area in which the services are provided. The Company seeks to serve local market needs through its branch office network, run by branch managers who are responsible for all aspects of local office decision-making, including recruiting, training, staffing, and marketing. In December 1997, the Company acquired three branch offices in West Orange, Budd Lake and Jersey City, New Jersey. In February 1998, the Company acquired an additional three branch offices in Edison, Shrewsbury and Toms River, New Jersey. In March 1998, the Company acquired another two branch offices in East Orange and Hackensack, New Jersey. In February 1999, the Company acquired the assets of a branch office in Shrewsbury, New Jersey. In June 1999, the Company acquired the assets of a branch office in Hackensack, New Jersey. In October 1999, the Company acquired the assets of a branch office in Manhattan. See Item 1(a) - General Development of Business; Item 2 - Description of Properties; Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; and Item 12 - Certain Relationships and Related Transactions. The Company intends to open additional branch offices in New York State, subject to entering agreements with the local New York Department of Social Services agencies. In addition, the Company hopes to expand further into New Jersey, Pennsylvania and Connecticut in order to offer a wider geographic coverage to the health maintenance organizations ("HMO's") and health care insurance organizations with which it deals, and to add additional organizations. This further expansion is subject to the completion of market surveys in the various locations to ascertain the extent to which existing home care medical needs are not being met as well as competition and recruitment issues.

Expansion  of  Infusion  Therapy

     The Company presently provides infusion therapy service to patients, utilizing pharmaceuticals provided by licensed suppliers. Management believes that the total market for home infusion therapy is continuing its growth and that increasing the provision of infusion therapy will build on the Company's strength in providing nursing services, because such therapies generally require administration by specialty nurses. The Company will also seek to supply infusion therapy patients with the other home health care services and therapies, which they often require and which are offered by the Company. While the Company has no current commitments to establish infusion therapy facilities, it intends to pursue the establishment of such facilities in order to increase its very small market share. However, there can be no assurance that the Company will expand its infusion therapy business or, if expanded, that it will conduct such a business on a profitable basis.


Professional  Care  Resources

     The Company intends to expand its skilled nursing programs in order to meet the needs which management believes are being created by early discharge programs. The existing referral base utilized by the Company from the various agencies, social workers, case managers and physicians will be used to meet what management perceives to be a need not being met by the current pool of home health care agencies. The Company expects that the expansion of this program will require the hiring of an additional service directors with an extensive background in skilled nursing to assist the Directors of Nursing in each of the Company's branch offices. Additional support staff will also be required, as well as new training, materials, assistant directors, coordinators and marketing staff.


Organization and Operations

     The Company operates 24 hours a day, seven days a week, to receive referrals and coordinate services with physicians, case managers, patients and their families. The Company provides services through its 12 principal and branch offices and one recruitment and training, offices. The Company seeks to achieve economies of scale by having each branch office serve a large patient population. Each office conducts its own marketing efforts, negotiates contracts with referral sources, recruits and trains professionals and paraprofessionals and coordinates patient care and care givers. Each office is typically staffed with a branch manager, director of nursing, nursing supervisor, home care coordinators, clerical staff and nursing services staff.

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

     The clerical staff at the branch office enters all of the information regarding the case into the local area computer network of the branch office, which then generates the work schedule for the staff member(s), which provides a detailed description of the services to be rendered, the hours and number of days during which the care is to be provided. All of this information is spontaneously received by the Company's principal office by way of the wide area computer network linking the principal office to each of the branch offices. This information is then processed by the principal office computer system on a weekly basis to (generate the documentation of the services being provided). Such documentation is then used to generate the billing for the service as well as process the payroll for the staff member(s) providing the service.


Referral  Sources

     The Company obtains patients primarily through contracts, referrals from hospitals, community-based health care institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of the Company's net revenues in 2000. The Company generally conducts business with most of its institutional referral sources, including those referred to below, under one-year contracts which fix the rates and terms of all future referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to the Company and the Company bills the referral sources for services provided to patients. These contracts also generally designate the kinds of services to be provided by the Company's employees, liability insurance requirements, billing and recordkeeping responsibilities, complaint procedures, compliance with applicable laws, and rates for employee hours or days depending on the services to be provided. Approximately 200 such contracts were in effect as of December 31, 2000.

     In January 1999, the Company obtained a significant referral source from The City of New York to provide services for Medicaid patients residing in Brooklyn, New York. In October 1999, the Company was recommended for an award of an extension of up to six years. The annualized gross revenues to the Company during each of the years of contract implementation would be approximately $12 million, for a potential total $72 million over the life of the agreement. The revenue for year ended 2000 from this contract was approximately $11,000,000.

     One or more referring institutions have accounted for more than 5% of the Company's net revenues during the Company's last two fiscal years, as set forth in the following table:

                                     Percentage of Net Revenues
                                     -----------------------------
Referring Institution                       2000         1999
---------------------                      ------       ------

New York City Medicaid (HRA)               37.58%       22.94%
New Jersey Medical Assistance Program      15.17%       18.97%
County Departments of Social Services (1)   6.60%        9.26%
Mount Sinai Medical Center                  5.32%        2.57%
Beth Abraham Health Services                5.27%        6.25%

(1) The various county departments of social services are funded by the New York State Department of Health which, as of October 1, 1996, assumed the responsibility for the overall administration of Medicaid programs in New York formerly administered by the New York Department of Social Services.

     Overall, the Company's ten largest referring institutions accounted for approximately 81.2% of net revenues for 2000 and 71.1% of net revenues for 1999.


Billing  and  Collection

     The Company screens each new case to determine whether adequate reimbursement will be available and has developed substantial expertise in processing claims. The Company makes a concerted effort to provide complete and accurate claims data to the relevant payer sources in order to accelerate the collectibility of its accounts receivable.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the year ended December 31, 2000 the companies DSO was 84 compared to 100 for the year ended December 31, 1999. The improvement of 16 days in DSO is the net effect of combining the New Jersey DSO (which consist primarily of Medicaid billing) of 49 days, the Home Attendant program (which consist primarily of Medicaid billing) DSO of 47 days and New York's DSO which are 134 days.

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

     Private patients are required to pay the one-week fee for their service in advance, as a deposit for services to be provided. For patients with insurance covering home health services, the Company accepts assignment of the insurance and submits claims if the carrier first verifies coverage and eligibility. Payments from private patients are required to be made weekly, as invoices are submitted and, if unpaid over three weeks, result in follow-up telephone calls to ensure prompt payment. Requests for terms from private patients are generally honored and payment arrangements structured based on the patient's financial resources and ability to pay. Unresponsive accounts are referred to outside collection agencies.


Reimbursement

     The Company is reimbursed for its services, primarily by referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State and New Jersey Medicaid programs constitute the Company's largest reimbursement source, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of the Company's referring institutions. For each of 1999 and 2000, payments from referring institutions which receive direct payments from Medicare and Medicaid, together with direct reimbursement to the Company from Medicaid, accounted for approximately 95% of net revenues. For the same periods, five referring institutions with home health care programs accounted for approximately 44% and 17%, respectively, of net revenues for 1999 and 2000. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 5% of net revenues for each of the calendar years 1999 and 2000.

     The New York State Department of Health, in conjunction with local Departments of Social Services, promulgates annual reimbursement rates for patients covered by Medicaid. These rates are generally established on a county-by-county basis, using a complex reimbursement formula applied to cost reports filed by providers. Generally, the first report filed (called a "budgeted" report) uses projections to develop the current year's reimbursement rate, subject to retroactive recapture of any monies paid by local Departments of Social Services for budgeted expenses which are greater than the actual expenses incurred. The Company has filed all required annual cost reports for each of its offices, which provide services to Medicaid recipients. The Company's expenses have always equaled or exceeded the budgeted amounts.

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

     On June 28, 2000, the Health Care Financing Administration (HCFA) finalized a new Medicare Payment System to help assure appropriate reimbursements for quality, efficient home health care. On October 1, 2000, Medicare began paying all certified home health agencies under a prospective payment system. The change was mandated by the Balanced Budget Act of 1997 amended by Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1998 and the
Balanced Budget Refinement Act of 1999. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by this legislation which was adopted to control home health care costs.

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

     In November 2000, New York Health Care was surveyed by JCAHO and received accreditiation of its New York offices for the next three years (expiring in November 2003). New York Health Care did not seek JCAHO accreditation for it's New Jersey offices because it's not required by any of the contracts in that state.

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

     The Company is licensed by New York State as a home care services agency. The state requires approval by the New York State Public Health Council ("Council") of any change in "the controlling person" of an operator of a licensed home care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of the LHCSA. A person seeking approval as a controlling person of a LHCSA, or of an entity that is the operator of a LHCSA, must file an application for Council approval within 30 days of becoming controlling person and, pending a decision by the Council, such person may not exercise control of the LHCSA. If any person should become the owner or holder, or acquire control of or the right to vote 10% or more of the issued and outstanding Common Stock of the Company, such person could not exercise control of the Company's LHCSA until an application for approval of such ownership, control or holding, has been submitted to the Council and approved. In the event such an application is not approved, such owner or holder may be required to reduce their ownership or holding to less than 10% of the Company's issued and outstanding Common Stock.

     The Company is also subject to federal and state laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs. The federal Medicare and Medicaid legislation contains anti-kickback provisions, which prohibit any remuneration in return for the referral of Medicare and Medicaid patients. Courts have, to date, interpreted these anti-kickbacks laws to apply to a broad range of financial relationships. Violations of these provisions may result in civil and criminal penalties, including fines of up to $15,000 for each separate service billed to Medicare in violation of the anti-kickback provisions, exclusion from participation in the Medicare and state health programs such as Medicaid and imprisonment for up to five years.

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

     In addition, the Company is subject to laws and regulations, which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws (which relate, among other things, to the disposal, transportation and handling of hazardous and infectious wastes). None of these laws and regulations has had a material adverse effect on the Company's business or competitive position or required material expenditures on the part of the Company, although no assurance can be given that such will continue to be the case in the future.

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

Competition

     The home health care market is highly fragmented and significant competitors are often localized in particular geographical markets. The Company's largest competitors include Gentiva Health Services, Premiere Health Services, National Home Health Care, Star Multicare, Inc., Patient Care, Inc., and Personal Touch Home Care Services, Inc. The home health care business is marked by low entry costs. The Company believes that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which the Company presently competes in home health care have substantially greater financial and human resources than the Company. The Company also competes with many other small temporary medical staffing agencies.

     The home infusion therapy market is highly competitive and the Company expects that the competition will intensify. As the Company seeks to expand its provision of infusion therapy services, it will compete with a large number of companies and programs in the areas in which its facilities are located. Many of these are local operations servicing a single area; however, there are a number of large national and regional companies, including Gentiva Health Services, Coram Health Care Corp., and Staff Builders, Inc. In addition, certain hospitals, clinics and physicians, who traditionally may have been referral sources for the Company, have entered or may enter the market with local programs.

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


Employees

     On January 26, 2001, the Company had 1,295 employees, of whom 102 are salaried, including 2 executive officers, 1 vice president of clinical operations, 20 administrators/branch managers, 17 nurses, 10 accounting staff, 14 clerical staff and 38 field staff supervisors. The remaining 1,193 employees are paid on an hourly basis and consist of professional and paraprofessional employees. None of the Company's employees are compensated on an independent contractor basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

Common  Stock

     The Company is authorized to issue up to 50,000,000 shares of Common Stock, $.01 par value each. The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors with the result that the holders of more than 50% of the shares of Common Stock can elect all of the directors. The holders of Common Stock are entitled to receive dividends when, and if declared by the Board of Directors out of funds legally available therefore. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock, as such, having no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. The Company currently has outstanding 3,668,730 shares of Common Stock.

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

Transfer  Agent

     Continental Stock Transfer & Trust Company, New York, New York, is the transfer agent for the shares of Common Stock.


Item  2.     DESCRIPTION  OF  PROPERTIES.

     The Company's principal place of business is a one-story commercial building of approximately 6,000 square feet located at 1850 McDonald Avenue, Brooklyn, New York 11223, which is leased from an unaffiliated person. The lease is for a period ending March 30, 2005. The rent is $6,084 per month and is subject to annual increases equal to 4% of the total prior year's monthly rent and all increases in real estate taxes for the original and renewal terms.

     The table below sets forth certain information with respect to each of the Company's existing branch and recruitment office locations, all of which are leased, from non-affiliated lessors.

                                                              Lease  Terms
                                                              ------------
                                            Approximate
                                    Opening    Square     Expiration     Annual
    Location                          Date    Footage       Date        Rental(l)
    --------                          ----   ---------      ----        ---------
Kings County (2)
Branch Office
1667 Flatbush Avenue
Brooklyn, NY 11210                    11/95    2,000           4/30/01  $   43,758

Nassau County Office
175 Fulton Avenue
Hempstead, NY 11550                    9/93    1,600          10/31/03  $   24,225

Westchester County Office
6 Gramatan Avenue
Mt. Vernon, NY 10550                  12/96    2,000          10/30/01  $   25,603

Rockland County Office
49 South Main Street
Spring Valley, NY 10977               10/94    1,500           9/30/01  $   20,700

Orange County Office
45 Grand Street
Newburgh, NY 11250                     9/92    1,500           4/30/01  $   11,800

Queens Recruitment Office (3)
91-31 Queens Blvd.
Elmhurst, NY 11373                    11/97      500          10/31/00  $   10,861

Jersey City Office
2780 Kennedy Blvd.
Jersey City, NJ 07306                  5/98    1,000           4/30/01  $   18,200

Budd Lake Office (4)
389 Route 46
Budd Lake, NJ 07828                   12/97    1,700          11/30/01  $   16,000

Shrewsbury Office
167 Avenue at the Commons, Suite 8B
Shrewsbury, NJ 07702                   3/98    1,750           4/30/02  $   26,504

Toms River Office
617 Highway 37 West
Toms River, NJ 08753                   2/98    2,400           5/31/01  $   33,000


Edison Office
629 Amboy Avenue
Edison, NJ 08837                       8/99    1,450           7/31/01  $   19,575

East Orange Office
60 Evergreen Place
East Orange, NJ 07018                  9/97    2,000           8/31/02  $   20,800

Hackensack Office
144 Main Street, Suite 211
Hackensack, NJ 07601                   7/99     1000  (month to month)  $   19,206

Bronx Recruitment Office
2488 Grand Concourse
Bronx, NY  10458                      10/00     1000          10/31/02  $   15,360

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

(4) The Company has since moved out from the space and is still responsible for lease obligations.


Item  3.     LEGAL  PROCEEDINGS.

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or financial position.


Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

      At the annual shareholders meeting held at the offices of the Company on December 18, 2000, the Company's shareholders took the following action:

     (1) elected the Board of Directors to serve until the next annual meeting and until their successors are elected and qualify;

     (2) ratified an amendment to the Company's Performance Incentive Plan authorizing the reservation of an additional 450,000 shares of the Corporation's $.01 par value common stock for issuance under that plan after January 1, 2001;

     (3) ratified an amendment to the Company's Certificate of Incorporation authorizing an additional 37,500,000 shares of the Corporation's $.01 par value common stock so that the authorized shares of common stock were increased to a total of 50,000,000 shares; and

     (4) approved the selection of M.R. Weiser & Co. LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.



                                     PART II


Item  5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Fiscal 2000     High    Low
-----------     ----    ---

First Quarter    1.75  1.125

Second Quarter  1.313   .625

Third Quarter   1.125    .50

Fourth Quarter  1.031    .25


     At February 23, 2001, the Company had 104 holders of record and more than 352 beneficial holders of its shares of Common Stock. On February 26, 2001, the last sale price of the shares of Common Stock as reported by NASDAQ was $2.25 per share.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results  of  Operations:
-----------------------

          Fiscal year ended December 31, 2000 compared with fiscal year ended December 31, 1999.

     Revenues for the year ended December 31, 2000 increased 23.6% to approximately $29,384,000 from approximately $23,772,000 for the year ended December 31, 1999. Most of the increase is attributable to increased hours of service provided under the new HRA contract with the City of New York.

     Cost of professional care of patients for the year ended December 31, 2000 increased to approximately $21,698,000 from approximately $17,165,000 for the year ended December 31, 1999. The increase resulted from hiring additional home health care personnel to service the increased business in New York. The cost of professional care of patients as a percentage of revenues increased 1.6% to approximately 73.8% for the year ended December 31, 2000 from approximately 72.2% for prior year ended December 31, 1999. The increase was primarily caused by the lower gross margin on the HRA contract.

     Selling, general and administrative expenses for the year ended December 31, 2000 increased to approximately $6,478,000 from approximately $6,188,000 for the year ended December 31, 1999. The increase resulted primarily from the cost associated with the increased revenue. Selling, general and administrative expenses as a percentage of revenue decreased to 22% for the year ended December 31, 2000 from 26% for the year ended December 31, 1999.

     Interest expense for the year ended December 31, 2000 was approximately $322,000 as compared to approximately $323,000 for the year ended December 31, 1999.

     The benefit for federal, state and local taxes for the year ended December 31, 2000 of $35,000 is the result of the loss for the year as compared to the benefit for taxes of $180,000 for the year ended December 31, 1999.

     Due to a decrease in revenue and projected reductions in revenue from the operations of certain offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions which were made by the Company from December 1997 through February 1999. Based on this evaluation, the Company determined that intangible the assets with a carrying amount of $1,688,134 were impaired. Accordingly, the Company reduced the estimated fair value of those intangible assets by $1,487,192 as a charge to operations. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry.

     In view of the foregoing, the Company recognized a net loss for the year ended December 31, 2000 amounting to approximately $1,195,000 as compared to a net loss of approximately $236,000 for the year ended December 31, 1999. If not for the one time write-off of intangible assets the Company would have had an approximate pretax income of $223,000 for the year ended December 31, 2000 as compared to a net loss of approximately $236,000 for the year ended December 31, 1999.


Liquidity  and  Capital  Resources

     The Company's liquidity and capital resources are generated through internally generated funds, cash on hand and amounts available under its line of credit. The Company has recently established a new line of credit with a lending institution for $4,000,000 that expires November 28, 2002.

     As of December 31, 2000, approximately $6,621,000 (approximately 76%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $6,365,000 (approximately 62%) as of December 31, 1999, an increase of 14%. Such payers generally require substantial documentation in order to process claims. The increase of accounts receivable from clients who are reimbursed by third-party payers as a percentage of total assets is the result of an increase in revenue due to the new contract with the City of New York and the reduction of total assets due to the write-off of $1,487,192 of intangible assets.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the year ended December 31, 2000 the Company's DSO was 84 compared to 100 for the year ended December 31, 1999. The improvement of 16 days in DSO is the net effect of combining the New Jersey DSO (which consist primarily of Medicaid billing) of 49 days with the Home Attendant program DSO (which consist primarily of Medicaid billing) of 47 days and New York's DSO of 134 days.

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


Potential  Regulatory  Changes

     There has been recent news reports concerning federal budget negotiations regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by this legislation which was adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the Company's operations, there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources.

Item  7.     FINANCIAL  STATEMENTS.

     (1)  FINANCIAL  STATEMENTS:

     Report  of  Independent  Certified  Public  Accountants.

     Consolidated  Balance  Sheet  at  December 31, 2000.

     Consolidated Statements of Operations for the Years Ended December 31, 1999 and 2000.

     Consolidated Statements of Shareholders Equity for the Years Ended December 31, 1999 and 2000.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 2000.

     Notes  to  consolidated  Financial  Statements.

     (2)  FINANCIAL  STATEMENT  SCHEDULES.

     NONE

                           NEW YORK HEALTH CARE, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 2000

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


NEW YORK HEALTH CARE, INC.:

  Independent Auditors' Report                                           F-1

  Consolidated Balance Sheet at December 31, 2000                        F-2

  Consolidated Statements of Operations for the Years Ended
    December 31, 1999 and 2000                                           F-3

  Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1999 and 2000                                           F-4

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999 and 2000                                           F-5

  Notes to Consolidated Financial Statements                          F-6 - F-20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To  the  Board  of  Directors
New  York  Health  Care,  Inc.

We have audited the accompanying consolidated balance sheet of New York Health Care, Inc. and Subsidiary (the "Corporation") as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Health Care, Inc. and Subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.



                                            M.R. Weiser & Co. LLP
                                            Certified Public Accountants



New  York,  NY
February 9, 2001

                 NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                       CONSOLIDATED  BALANCE  SHEET
                           DECEMBER  31,  2000

                                A  S  S  E  T  S


Current assets:
  Accounts receivable, net of allowance for uncollectible
    amounts of $173,000                                          $6,518,410
  Unbilled services                                                 102,932
  Prepaid expenses                                                  121,095
  Deferred tax asset                                                 69,000
                                                                 -----------
      Total current assets                                        6,811,437

Property and equipment, net                                         394,681
Deferred tax assets                                                  93,000
Intangibles, net                                                  1,346,977
Deposits                                                             53,808
                                                                 -----------

      Total assets                                               $8,699,903
                                                                 ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                 $   85,030
  Accrued payroll                                                 2,127,624
  Line of credit                                                  1,889,392
  Current maturities of long term debt                               83,403
  Current portion of lease obligations payable                       42,824
  Accounts payable and accrued expenses                             595,611
                                                                 -----------
      Total current liabilities                                   4,823,884
                                                                 -----------

Lease obligations payable, less current portion                      34,081
                                                                 -----------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized;
    590,375 issued                                                    5,904
  Common stock, $.01 par value, 12,500,000 shares authorized;
    3,750,000 shares issued; 3,668,730 outstanding                   37,500
  Additional paid-in capital                                      4,758,414
  Deficit                                                          (869,584)
                                                                 -----------
                                                                  3,932,234
      Less: Treasury stock (81,270 common shares at cost)           (90,296)
                                                                 -----------
      Total shareholders' equity                                  3,841,938
                                                                 -----------

      Total liabilities and shareholders' equity                 $8,699,903
                                                                 ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For  The  Years  Ended
                                                              December  31,
                                                       --------------------------
                                                           1999          2000
                                                       ------------  ------------


Net patient service revenue                            $23,772,346   $29,383,547
                                                       ------------  ------------

Expenses:
  Professional care of patients                         17,164,782    21,698,189
  General and administrative                             6,188,011     6,478,140
  Bad debts expense                                        236,000       398,856
  Impairment of goodwill                                               1,487,192
  Depreciation and amortization                            263,392       229,605
                                                       ------------  ------------
    Total operating expenses                            23,852,185    30,291,982
                                                       ------------  ------------

Loss from operations                                       (79,839)     (908,435)
                                                       ------------  ------------

Nonoperating expenses:
  Interest expense                                        (323,100)     (322,046)
                                                       ------------  ------------

Loss before (benefit) provision for income taxes          (402,939)   (1,230,481)
                                                       ------------  ------------

(Benefit) provision for income taxes:
  Current                                                  (89,000)       30,000
  Deferred                                                 (91,000)      (65,000)
                                                       ------------  ------------
                                                          (180,000)      (35,000)
                                                       ------------  ------------

Net loss                                                  (222,939)   (1,195,481)

Dividends paid on preferred stock                           13,500
                                                       ------------  ------------

Net loss applicable to common stock                    $  (236,439)  $(1,195,481)
                                                       ============  ============

Basic and diluted loss per share                       $     (0.06)  $      (.33)
                                                       ============  ============

Basic and diluted weighted average shares outstanding    3,684,685     3,668,730
                                                       ============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                            NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                         Preferred                     Treasury
                                      Common Stock         Stock        Additional       Stock          Retained
                                  ------------------  ----------------   Paid-In    ----------------    Earnings/
                                   Shares    Amount   Shares   Amount    Capital    Shares   Amount      Deficit        Total
                                  ---------  -------  -------  -------  ----------  ------  ---------  ------------  ------------
Balance at January 1, 1999        3,750,000  $37,500  480,000  $ 4,800  $4,659,518  41,970  $(50,924)  $   562,336   $ 5,213,230

Treasury stock purchased during
  January through June ($1.06
  average per share)                                                                19,800   (21,079)                    (21,079)

Treasury stock purchased during
  July through September ($0.97
  average per share)                                                                 9,500    (9,203)                     (9,203)

Treasury stock purchased on
  October 26, 1999 ($.91 per
  share)                                                                            10,000    (9,090)                     (9,090)

Dividends paid on preferred
  stock ($.03 per share)                                                                                   (13,500)      (13,500)

Issuance of preferred stock on
  July 29, 1999 in exchange
  for promissory note ($.91
  per share)                                          110,375    1,104      98,896                                       100,000

Net loss                                                                                                  (222,939)     (222,939)
                                  ---------  -------  -------  -------  ----------  ------  ---------  ------------  ------------

Balance at December 31, 1999      3,750,000   37,500  590,375    5,904   4,758,414  81,270   (90,296)      325,897     5,037,419

Net loss                                                                                                (1,195,481)   (1,195,481)
                                  ---------  -------  -------  -------  ----------  ------  ---------  ------------  ------------

Balance at December 31, 2000      3,750,000  $37,500  590,375  $ 5,904  $4,758,414  81,270  $(90,296)  $  (869,584)  $ 3,841,938
                                  =========  =======  =======  =======  ==========  ======  =========  ============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                        NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended
                                                                     December  31,
                                                               -------------------------
                                                                  1999          2000
                                                               -----------  ------------

Cash flows from operating activities:
  Net loss                                                     $ (222,939)  $(1,195,481)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                               263,392       229,605
      Bad debts expense                                           236,000       398,856
      Deferred tax credit                                         (74,000)      (65,000)
      Impairment of goodwill                                                  1,487,192
      Changes in operating assets and liabilities:
        Increase in accounts receivable and unbilled services    (584,574)     (655,341)
        Decrease in due from affiliates                             6,475
        Decrease (increase) in prepaid expenses                    27,145        (7,293)
        (Increase) decrease in prepaid income taxes
          and income tax receivable                              (154,906)      154,906
        Increase in deposits                                       (6,874)       (1,082)
        Increase in accrued payroll                               405,218     1,157,449
        Increase in accounts payable and accrued expenses         525,989        11,482
        Decrease in other current liabilities                                  (321,544)
        Decrease in income taxes payable                          (35,215)
                                                               -----------  ------------
          Net cash provided by operating activities               385,711     1,193,749
                                                               -----------  ------------

Cash flows from investing activities:
  Acquisition of fixed assets                                    (123,224)      (38,708)
  Payments for purchase of intangible assets in connection
    with acquisitions                                             (50,700)
                                                               -----------  ------------
          Net cash used in investing activities                  (173,924)      (38,708)
                                                               -----------  ------------

Cash flows from financing activities:
  Borrowings (repayments) under notes payable                     250,000      (376,577)
  Repayment of long-term debt                                    (504,476)     (960,608)
  Bank overdraft                                                                 85,030
  Preferred stock dividends paid                                  (13,500)
  Purchase of treasury stock                                      (39,372)
                                                               -----------  ------------
          Net cash used in financing activities                  (307,348)   (1,252,155)
                                                               -----------  ------------

Net decrease in cash and cash equivalents                         (95,561)      (97,114)

Cash and cash equivalents at beginning of year                    192,675        97,114
                                                               -----------  ------------

Cash and cash equivalents at end of year                       $   97,114   $       -0-
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

     On October 4, 2000, the Board of Directors approved an increase in the number of the Corporation's authorized Common Stock from 12,500,000 shares to a total of 50,000,000 shares. The required filings with the State were approved in February 2001.

     Acquisitions:

     On February 22, 1999, the Corporation purchased customer list and other intangible assets from Staff Builders Service, Inc. (Shrewbury Office) for $65,000. The purchase price has been allocated to furniture and fixtures for $25,000 and the remaining $40,000 to customer lists and other intangibles. On June 11, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. (Hackensack Office) for $25,700. The purchase price has been allocated to furniture and fixtures for $20,000 and the remaining $5,700 to customer list and other intangibles. On October 23, 1999, the Corporation purchased customer lists and other intangible assets from Staff Builders Services, Inc. (Manhattan Office) for $30,000. The purchase price has been allocated to furniture and fixtures for $25,000 and the remaining $5,000 to customer lists and other intangibles. Operating results of the businesses have been included in the consolidated financial statements of the Corporation since the date of acquisitions.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company believes its revenue recognition policies are in compliance with the interpretations outlined in SAB 101.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the Preferred Stock from the date of its issuance. Due to a loss in 1999 and 2000, the options, warrants, and Convertible Preferred Stock are not included in the computation of diluted loss per share because the effect would be to reduce the loss per share.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     OTHER  ACCOUNTING  PRONOUNCEMENTS:

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" which delayed the effective date of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedges. SFAS 133 is now effective for fiscal years beginning after June 15, 2000 and will be adopted by the Corporation when required. The Corporation does not expect SFAS 133 to have a material effect on the Corporation's financial position, results of operations or cash flows for the year ended December 31, 2001.

2.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31, 2000:


              Machinery and equipment                         $393,175
              Furniture and fixtures                           209,796
              Leasehold improvements                           126,703
                                                              --------

                                                               729,674
              Less accumulated depreciation and amortization   334,993
                                                              --------

                                                              $394,681
                                                              ========


     At  December  31,  2000,   the  amounts  shown  above  include   assets  of
     approximately   $160,750   under   capitalized   leases   and   accumulated
     depreciation of approximately $64,300, relating thereto.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   IMPAIRMENT OF INTANGIBLE ASSETS:

     Due to a decrease in revenue and projected additional reductions in revenue from the operations of certain offices located in New Jersey, the Corporation evaluated the ongoing value of its intangible assets associated with those acquisitions which were made by the Corporation from December 1997 through 1999. Based on this evaluation, at June 30, 2000, the Corporation has determined that intangible assets with a carrying amount of $1,688,134 were impaired. Accordingly, such amount was reduced by $1,487,192 to their estimated fair value by a charge to operations. For the year ended December 31, 2000, the impairment charge represented a per-share net loss of $.41 both on a basic and diluted basis. Estimated fair value was determined based on the management's evaluation of current purchases of similar companies in the home health care industry.

4.   INTANGIBLES:

     Intangibles consist of the following at December 31, 2000:

                                                                          Lives
                                                                         -------
            Goodwill                                   $1,396,712       25 years
            Contract value                                 60,217       10 years
            Customer lists                                 38,470       10 years
                                                       ----------
                                                        1,495,399
            Less accumulated amortization                 148,422
                                                       ----------

                                                       $1,346,977
                                                       ==========


5.   LINE OF CREDIT:

     The Corporation has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that certain ratios be maintained. At December 31, 2000, $1,889,392 was outstanding. Borrowings under the agreement bear interest at prime plus 2 1/2% (12.0% at December 31, 2000).

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   LONG-TERM DEBT AND CAPITALIZED LEASES:

     Long-term debt consists of the following at December 31, 2000:

       Capitalized  computer  equipment  lease,  payable  in  equal monthly installments of  approximately  $1,100,  including
         principal    and    interest    through   December   2003,
         collateralized    by    computer     equipment     costing
         approximately $51,400                                          $ 34,067

       Capitalized  computer  equipment  lease,  payable  in  equal monthly installments of  approximately  $2,570,  including
         principal    and    interest    through   November   2001,
         collateralized     by    computer     equipment    costing
         approximately $81,200                                            25,267

       Capitalized phone  system  lease,  payable in equal  monthly installments  of  approximately  $600, including principal
         and interest   through  October 2003,  collateralized   by
         the phone system costing approximately $28,150                   17,571

       Note payable in 12 equal quarterly  installments  commencing
         May  1998  of  $48,333,  including principal only, bearing interest  at  prime  rate  plus  1% per annum  (10.50%  at
         December 31, 2000)                                               48,334

       Note payable, to a related party,  quarterly installments of
         $35,069  through  January 2001  including  principal only, bearing interest at prime rate plus  1% per  annum  (10.5%
         at December 31, 2000).                                           35,069
                                                                        --------
                                                                         160,308
        Less  current  maturities                                        126,227
                                                                        --------

                                                                       $  34,081
                                                                        ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following are maturities of long-term debt and capitalized leases:

                                                                  Capital
                                                  Long-term Debt   Leases
                                                  --------------  --------
       2001                                             $83,000   $48,000
       2002                                                        20,000
       2003                                                        19,000
                                                        --------  --------

       Total minimum future payments                     83,000    87,000

       Less amounts representing interest                         (10,000)
                                                        --------  --------

       Present value of net minimum payments            $83,000   $77,000
                                                        ========  ========

     Interest  rates  on  capitalized  leases  vary  from  9.2%  to  11.0%.

7.   INCOME TAXES:

     The components of deferred tax assets as of December 31, 2000 are as follows:

        Deferred tax assets current:
          Accounts receivable reserve                           $69,000
                                                                ========

        Deferred tax assets non-current:
          Property and equipment                                $(6,000)
          Intangibles                                            99,000
                                                                --------

                                                                $93,000
                                                                ========


     Differences between book and tax are primarily due to temporary differences resulting from use of the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment, and using statutory lives for intangibles for tax purposes. At December 31, 2000, the Corporation has computed a deferred tax asset in the amount of $483,000 and has provided a valuation allowance of $384,000 on the deferred tax asset due to the uncertainty regarding the realization of this asset.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The historical provision (benefit) for income taxes is comprised of the following:

                                      1999       2000
                                  ----------  ---------
              Current:
                Federal            $ (69,000)  $(15,000)
                State                (20,000)    45,000
                                   ----------  ---------
                                     (89,000)    30,000
                                   ----------  ---------
              Deferred:
                Federal              (54,600)   (58,500)
                State                (36,400)    (6,500)
                                   ----------  ---------
                                     (91,000)   (65,000)
                                   ----------  ---------

                                   $(180,000)  $(35,000)
                                   ==========  =========

     The statutory Federal income tax rate and the effective rate of the benefit for income taxes is reconciled as follows:

                                              1999   2000
                                              -----  -----

    Statutory Federal income tax rate         (34)%  (34)%
    State taxes, net of Federal tax benefit   (10)   (10)
    Valuation allowance                               31
    Other                                             10
                                              -----  -----

                                              (44)%   (3)%
                                              =====  =====

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     As of December 31, 2000, the carrying amount of accounts receivable, unbilled services, accounts payable and accrued expenses and accrued payroll approximates fair value due to the short-term maturities of these instruments.

9.   THIRD-PARTY RATE ADJUSTMENTS AND REVENUE AND CERTAIN CONTRACTS:

     Approximately 9% and 7% of net patient service revenue was derived under New York State third-party reimbursement programs during the years ended
     December 31, 1999 and 2000, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Differences between current rates and subsequent revisions will be reflected in the statement of operations in the year revisions are calculated.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Corporation has an agreement with the City of New York acting through the Department of Social Services of The Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA. Per the agreement with HRA, if the Corporation incurs direct costs of home attendant services below the maximum allowable amount per the contract, the Corporation must repay the difference to HRA, subject to final audit by the City of New York. As of December 31, 2000, the Corporation has accrued an amount equivalent to the amount repayable as per the requirements of this contract.

10.  PERFORMANCE INCENTIVE PLAN, OPTIONS AND 401(K) PLAN:

     PERFORMANCE  INCENTIVE  PLAN:

     On March 26, 1996, the Corporation's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). Under the terms of the amended Option Plan, 1,032,500 shares of common stock may be granted at December 31, 2000. On December 18, 2000, the Corporation further amended the Option Plan to provide for an additional 450,000 shares of the Corporation's $.01 par value common stock for issuance under the plan after January 1, 2001 so that the total number of shares which may be issued under the plan increased from 1,032,500 to 1,482,500 shares. The Option Plan will be administered by the Compensation Committee which was appointed by the Board of Directors. The Committee will determine which key employee, officer or director on the regular payroll of the Company, shall receive stock options. Granted options are exercisable in either one, two or three equal annual installments, at the discretion of the compensation committee, commencing six months after the date of grant, and expire up to ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

     On November 12, 1999, the Corporation granted 200,000 stock options, pursuant to the Option Plan, to key employees at exercise prices ranging from $.625 to $.6787 per share. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

     On July 10, 2000, the Corporation granted 400,000 stock options, pursuant to the Option Plan to key employees at exercise prices ranging from $.50 to $.55 per share. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

     On January 2, 2001, the Corporation granted 430,000 stock options, pursuant to the Option Plan, to key employees at an exercise price ranging from $.59 to $.65 per share. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

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

     Activity in stock options, and warrants including those outside the Performance Incentive Plan, is summarized as follows:

                                                  Shares Under     Weighted Average
                                                Options/Warrants    Exercise Price
                                                -----------------  -----------------
    Balance at December 31, 1998                         651,250           $    2.34

    Options and warrants granted                         220,000                 .65
    Options cancelled                                    (25,500)               1.22
                                                       ----------          ---------

    Balance at December 31, 1999                         845,750                1.93

    Options and warrants granted                         420,000                 .52
    Options cancelled                                    (16,000)                .98
                                                       ----------          ---------

    Balance at December 31, 2000                       1,249,750           $    1.48
                                                       ==========          =========

    Eligible for exercise at December 31, 2000           829,750           $    1.96
                                                       ==========          =========

     The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2000.

              Options  Outstanding/Warrants                  Options/Warrants Exercisable
             ------------------------------                  ----------------------------
                                                                              Weighted
                               Weighted                                       Average
Range of      Options/         Average          Weighted        Options/      Options/
Exercise      Warrants        Remaining          Average        Warrants      Warrants
Price        Outstanding  Contractual Life   Exercise Price   Exercisable   Exercisable
-----------  -----------  -----------------  ---------------  ------------  ------------
$5.20            125,000      1.00 year          $ 5.20          125,000       $ 5.20
$3.00             93,750      6.25 years           3.00           93,750         3.00
$1.63-$1.79      230,000      5.61 years           1.70          230,000         1.70
$.94-$1.03       161,000      5.83 years            .98          161,000          .98
$.63-$.69        220,000      6.27 years            .65          220,000          .65
$.50-$.55        400,000      7.50 years            .53
$.50              20,000      5.00 years            .50
             -----------                                         -------

               1,249,750      5.95 years         $ 1.48          829,750       $ 1.96
             ===========                         ======          =======       ======

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Corporation does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 1999 and 2000 was $112,000 and $213,400, respectively. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 1999 and 2000: expected volatility of 90% and 161%; risk-free interest rates of 4.77% in 1999 and 5.85% in 2000 and expected lives of approximately 8 years for the year ended 1999 and 7.5 years for the year ended 2000. Had compensation expense been determined based on the fair value of the options on the grant dates, the Corporation's net loss would have been increased by $112,000 ($.03 per share) in 1999 and its net loss would have been increased by $213,400 ($.06 per share) in 2000.

     401(K) PLAN:

     NYHC maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Corporation currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participants salary. The Plan also provides for certain discretionary contributions by the Corporation as determined by the Board of Directors. The Corporation's contributions amounted to $63,000 and $56,000 for the years ended December 31, 1999 and 2000, respectively.

11.  COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS:

     LEASE  COMMITMENTS:

     The Corporation leases office space under noncancellable operating leases in New York and New Jersey that expire between April 2001 and October 2003.

     At December 31, 2000, future minimum lease payments due under operating leases approximate:

              2001                                         $242,000
              2002                                          136,000
              2003                                           99,000
              2004                                           82,000
              Thereafter                                     21,000
                                                           --------

              Total minimum future payments                $580,000
                                                           ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Rental expense charged to operations was approximately $343,000 and $356,000 for the years ended December 31, 1999 and 2000, respectively.

     EMPLOYMENT  AGREEMENTS:

     On November 10, 1999, the Corporation entered into employment agreements with two officers, with terms beginning December 27, 1999 expiring in 2004. The agreements call for an initial aggregate annual compensation of approximately $420,000 with an annual increase of 10% and provide for certain additional benefits. On February 1, 2001, the Board of Directors approved a bonus of $100,000 to be paid to the two officers, for the year ended December 31, 2000; such amount has been accrued as of December 31, 2000.

     BONUS  PLAN:

     The Corporation has established a bonus plan pursuant to which 10% of the Corporation's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided upon by the Corporation's Compensation Committee. There was no bonus accrual for 1999 and 2000 due to a net loss for the years.

     CONCENTRATIONS  OF  CREDIT  RISK:

     Financial instruments which potentially subject the Corporation to concentrations of credit risk consist of temporary cash investments which from time-to-time exceed the Federal depository insurance coverage and commercial accounts receivable. The Corporation has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents exceeding federally insured limits approximated $302,000 at December 31, 2000. The Corporation does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

     MAJOR  CUSTOMERS:

     Two major customers accounted for approximately 42% and 53% of net patient service revenue for the years ended December 31, 1999 and 2000, respectively. In addition, the Corporation has two customers whose accounts receivable balance represent approximately 35% of accounts receivable at December 31, 2000.

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

12.  RELATED PARTY TRANSACTION:

     The Corporation leases one of its offices from an affiliated company. The lease expires on April 30, 2001. Rent expense for the years ended December 31, 1999 and 2000 amounted to approximately $42,000 and $44,000, respectively.

13.  SHAREHOLDERS' EQUITY:

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

     On July 29, 1999, Heart to Heart, which was still then owed approximately $360,000 under the terms of the promissory note, converted $100,000 of principal amount into 110,375 shares of the Corporation's Class A stock at a conversion price of $.91 per share, each share of which is convertible at any time into shares of the Corporation's $.01 par value Common Stock. The remaining balance under the promissory note is payable, with interest at prime plus 1% (10.5% at December 31, 2000), in quarterly installments until January 2001, which was paid in full during January 2001.

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

     On December 18, 2000, the Corporation granted two of its board members a warrant for each to purchase up to 10,000 shares of Common Stock at $.50 per share during a period commencing June 18, 2001 and concluding December 18, 2005.

     TREASURY  STOCK:

     During 1999, the Corporation purchased 39,300 shares of Common Stock for the treasury at a cost of $39,372. As of December 31, 2000, the Corporation purchased a total of 81,270 shares of common stock for the treasury. Treasury stock is shown at cost.

     RESERVES:

     The Corporation has reserved an aggregate of 1,577,500 shares of Common Stock for the exercise of options under the Option Plan referred to in Note 10 and warrants.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                         For the Years Ended
                                                           December  31,
                                                         ------------------
                                                           1999      2000
                                                         --------  --------

         Cash paid during the year for:
           Interest                                      $329,583  $350,105
                                                         ========  ========

           Income taxes                                  $184,195  $  7,133
                                                         ========  ========

         Supplemental schedule of noncash investing and
           financing activities:
             The Corporation issued preferred stock
               in exchange for a promissory note         $100,000
                                                         ========

Item  8.     CHANGES  IN  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURES.

             NONE




                                    PART III


Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The  executive  officers  and  directors  of  the  Company  are  as  follows:


Name                 Age                     Position
----                 ---                     --------

Jerry Braun          44          President, Chief Executive Officer and Director

Jacob Rosenberg      43          Vice President, Chief Operating Officer,
                                 Chief Financial and Accounting Officer,
                                 Secretary and Director

Hirsch Chitrik       72          Director

Sid Borenstein       47          Director

H. Gene Berger       60          Director

Charles J. Pendola   55          Director

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

     Charles J. Pendola has been a director of the Company since February 1998. Since March 2000, Mr. Pendola has been employed as President by DLJ Managed
Plans Corporation, an investment banking company. Mr. Pendola has been an independent management consultant to various organizations in the health care industry since April 1997. From August 1996 to March 1997 Mr. Pendola was the president and chief executive officer of First Medical Corporation, an international health care management firm providing services to health care networks, managed care organizations and independent health providers in the United States and Europe. From April 1989 to June 1996, Mr. Pendola was the president and chief executive officer of Preferred Health Network, a not-for-profit corporation which managed a diversified group of health care providers and health related organizations including five acute care hospitals and 20 ambulatory care centers. Mr. Pendola is a certified public accountant.

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

     The Company's Board of Directors met three times during the fiscal year ended December 31, 2000 and also took action in lieu of meetings by executing unanimous written consents.

     The Company has an Audit Committee, which was formed in February 1998 and consists of three non-employee directors: Mr. Borenstein, Mr. Pendola and Mr. Berger. The Audit Committee assists in selecting the independent auditors, designating services they are to perform and maintaining effective communications with those auditors.


Employment  Agreements

     On November 10, 1999, the Company entered into new employment agreements with Jerry Braun and Jacob Rosenberg, each of which is for a term beginning December 27, 1999 and ending December 26, 2004.

     Mr. Braun's agreement provides that he will serve as President and Chief Executive Officer in consideration of (i) initial annual base compensation of $232,925; (ii) reimbursement of authorized business expenses incurred in connection with the conduct of the Company's business; (iii) participation in the Company's Bonus Plan, 401 (k) Plan and Option Plan; (iv) an automobile reimbursement allowance of $750 per month toward automobile leasing costs and payment of reimbursement of automobile insurance and maintenance costs; (v) an allowance of $5,000 per year towards the cost of life and disability insurance;
(vi)  four  weeks  paid  vacation  and eighteen sick or personal leave days; and
(vii)  an  annual  increase  in  salary  of  10%  for  each  year.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     The following directors of the Company were late in filing reports required by Section 16(a) of the Securities Exchange Act of 1934:

     Hirsch Chitrik was late in filing one report concerning one transaction during the Company's fiscal year ended December 31, 2000.

     H. Gene Berger was late in filing one report concerning one transaction during the Company's fiscal year ended December 31, 1998 and two reports concerning two transactions during the Company's fiscal year ended December 31, 2000.

     Charles J. Pendola was late in filing one report concerning one transaction during the Company's fiscal year ended December 31, 1998 and two reports concerning two transactions during the Company's fiscal year ended December 31, 2000.

Item  10.     EXECUTIVE COMPENSATION


Summary  Compensation  Table
----------------------------

          The following table sets forth, for the fiscal years ended December 31, 1999 and 2000, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the chief executive officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served.

                                                Annual  Compensation          Long-Term Compensation
                                                --------------------          ----------------------
                                                                              Awards                    Payouts
                                                                              -------                   -------
Principal Position(1)                                     Other Annual    Restricted       Securities
          -----------                                     ------------    ----------       Underlying   LTIP       All other
                               Year   Salary($) Bonus($)  Compensation($) Stock Awards($)  Options/SARs Payouts(#) Compensation($)
                               -----  --------  --------  --------------- ---------------  ------------ ---------- ---------------
Jerry Braun (1)                1999  $ 212,395  $37,000   $    25,081 (1)                  573,750 Shares
  President and Chief          2000  $ 251,290  $     0   $    38,893 (1)
  Executive Officer

Jacob Rosenberg (2)            1999  $ 169,726  $25,000   $    25,314 (2)                  480,000 Shares
  Chief Operating Officer and  2000  $ 210,149  $     0   $    34,839 (2)
  Chief Financial Officer

(1)          Includes  $18,343  and  $15,898 of medical insurance premiums paid on behalf of such individual for each of the years  ended  2000,  and  1999  respectively,  $15,550  and  $9,184  for  automobile and  automobile-related  costs, including insurance,  incurred  on  behalf  of  such individual, respectively, for each of the years ended 2000  and
        1999 and $5,000 in expense  allowance  for  each  of  the  fiscal  years  ended  2000  and  1999.

(2)          Includes  $18,343  and  $15,898 of medical insurance premiums paid on behalf of such individual for each of the years ended 2000 and 1999 respectively, $11,496 and $9,416 for automobile and  automobile-related  costs,  including insurance, incurred  on  behalf  of  such  individual, respectively,  for  each of the years ended 2000 and 1999 and
        $5,000 in expense allowance  for  each  of  the  fiscal  years  ended  2000  and  1999.

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

     On July 28, 1999, the Company's shareholders ratified an amendment to the Option Plan that each stock option granted under the plan, including unexercised options outstanding on the date of the amendment, may be exercisable in either one, two or three equal annual installments at the discretion of the Compensation Committee. The amendment also provided an additional 350,000 shares of common stock for issuance under the Option Plan after January 1, 2000 so that the total number of shares which may be issued under the plan increased from 682,500 to 1,032,500 shares.

     On December 18, 2000 the Company's shareholders further ratified an amendment to the Option Plan to provide for an additional 450,000 shares of the Corporation's $.01 par value common stock for issuance under the plan after January 1, 2001 so that the total number of shares which may be issued under the plan increased from 1,032,500 to 1,482,500 shares.

     To date, options have been granted under the plan for a total of 1,421,000 shares. The Option Plan is administered by a Compensation Committee appointed by the Board of Directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

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

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

--------------------------------------------------------------------------------
                  Number of         % of Total
                  Securities        Options/SARs
                  Underlying        Granted to
                  Options/SARs      Employees in    Exercise or    Expiration
Name              Granted           Fiscal Year     Base Price     Date
----------------  ---------------  --------------  --------------  -------------
Jerry Braun       100,000 Shares              25%  $    .55/Share  July 10, 2005
                  100,000 Shares              25%  $    .50/Share  July 10, 2010

Jacob Rosenberg   100,000 Shares              25%  $    .55/Share  July 10, 2005
                  100,000 Shares              25%  $    .50/Share  July 10, 2010
--------------------------------------------------------------------------------


               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

--------------------------------------------------------------------------------
                                                       Number of
                                                       Securities       Value of
                                                       Underlying       Unexercised
                                                       Unexercised      In-the-Money
                                                       Options/SARs at  Options/SARs at
                                                       Fiscal Year-End  Fiscal Year-End
                    Shares Acquired                    Exercisable/     Exercisable/
Name                on Exercise       Value  Realized  Unexercisable    Unexercisable
------------------  ----------------  ---------------  ---------------  -----------------
Jerry Braun                                            93,750/0 Shares  $
                                                       55,000/0 Shares  $
                                                       55,000/0 Shares  $          6,875
                                                       35,000/0 Shares  $         25,137
                                                       35,000/0 Shares  $         28,420
                                                       50,000/0 Shares  $         53,125
                                                       50,000/0 Shares  $         56,250
                                                      100,000/0 Shares  $         50,000
                                                      100,000/0 Shares  $         55,000

Jacob Rosenberg                                        55,000/0 Shares                --
                                                       55,000/0 Shares  $          6,875
                                                       35,000/0 Shares  $         25,137
                                                       35,000/0 Shares  $         28,420
                                                       50,000/0 Shares  $         53,125
                                                       50,000/0 Shares  $         56,250
                                                      100,000/0 Shares  $         50,000
                                                      100,000/0 Shares  $         55,000

     Other than the stock options described in the tables above, the Company has not issued any options to officers and directors under the Option Plan, or otherwise, except common stock purchase warrants issued to two outside directors during 1999 and 2000.

     On November 12, 1999, the Registrant issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola, which are directors of the Registrant. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Registrant's $.01 par value common stock at an exercise price of $.625 per share at any time commencing May 12, 2000 up until November 12, 2004.

     On December 18, 2000, the Company issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $.50 per share at any time commencing June 18, 2001 up until December 18, 2005.

     On January 2, 2001, the Company issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $.60 per share at any time commencing July 2, 2001 up until January 2, 2006.

     The Company does not have any other existing stock option or other deferred compensation plans, but may adopt such plans in the future.


Item  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT.

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of February 26, 2001 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock,
(ii) each of the Company's directors and (iii) all officers and directors as a group:

                                   Shares              Percentage
     Name and Address of           Beneficially        of Stock
     Beneficial Owner              Owned(l)            Outstanding(l)
     -------------------           ------------------  ---------------

     Jerry Braun (2)(9)                    1,615,639           36.19%
     929 East 28th Street
     Brooklyn, NY  11210

     Jacob Rosenberg (3)(9)                  940,096            22.1%
     932 East 29th Street
     Brooklyn, NY  11210

     Samson Soroka(4)                        551,606           14.59%
     1228 East 22nd Street
     Brooklyn, NY  11210

     Hirsch Chitrik(5)                       615,075           16.24%
     1401 President Street
     Brooklyn, NY  11213

     Sid Borenstein(6)                       136,697             3.7%
     1246 East 10th Street
     Brooklyn, NY  11230

     H. Gene Berger (7)(9)                    31,100             .84%
     11 Fenimore Drive
     Scotch Plains, NJ 07076

     Charles J. Pendola(8)(9)                 20,000             .54%
     18 Guild Court
     Plainview, NY 11803-3932

     All officers and directors
     as a group (6 persons)(1)(2)
     (3)(5)(6)(7)(8)(9)                    3,358,607           69.22%


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

(2) Includes a total of 573,750 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Braun and 221,391 shares issuable upon the conversion of shares of Class A Convertible Preferred Stock.

(3) Includes a total of 480,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Rosenberg and 110,695 shares issuable upon the conversion of his shares of Class A Convertible Preferred Stock.

(4) Includes 110,695 shares of Common Stock issuable upon the conversion of Mr. Soroka's shares of Class A Convertible Preferred Stock.

(5) Includes 118,075 shares of Common Stock issuable upon the conversion of Mr. Chitrik's shares of Class A Convertible Preferred Stock.

(6) Includes 29,519 shares of Common Stock issuable upon the conversion of Mr. Borenstein's shares of Class A Convertible Preferred Stock.

(7) Includes 30,000 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants granted to Mr. Berger.

(8) Includes 20,000 shares of Common Stock issuable upon the exercise of a common stock purchase warrant granted to Mr. Pendola.

(9) Does not include Options/Warrants that were issued on 1/2/2001 that are not exercisable within 60 days of this report. (See "Certain Transactions" for more information.)


Item  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

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

     On March 26, 1998, Helping Hands Healthcare, a wholly-owned subsidiary of the Company, purchased Heart to Heart's home care business assets (other than accounts receivable) for a purchase price consisting of a promissory note in the principal sum of $1,150,000 payable in 24 equal quarterly installments commencing June 26, 1998, which has been paid in full. As part of the acquisition transaction, Helping Hands Health Care assumed leasehold obligations for the two offices located in East Orange (expiring August 31, 2002) and Hackensack, New Jersey (which expired in May 31, 1998) in the aggregate sum of $1,815 per month, together with various equipment leases for items of business equipment. Because certain of the directors are principal stockholders of Heart to Heart, the Company obtained an independent opinion that the terms and conditions of the acquisition agreement with Heart to Heart were, under all circumstances, fair to the Company.

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

     On December 23, 1998, the Company issued stock options pursuant to the Option Plan to each of Jerry Braun, Jacob Rosenberg and David Grossman, Mr. Braun was granted an Incentive Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $1.0318 per share at any time up until December 23, 2003 and a Non-Qualified Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $.938 per share at any time up until December 23, 2008. Mr. Rosenberg was granted an Incentive Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $1.0318 per share at any time up until December 23, 2003 and a Non-Qualified Stock Option to purchase up to an aggregate of 35,000 shares of the Company's Common Stock at an exercise price of $.938 per share any time up until December 23, 2008. Mr. Grossman was granted an Incentive Stock Option to purchase up to an aggregate of 10,000 shares of the Company's Common Stock at an exercise price of $.938 per share at any time up until December 23, 2008.

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

     On November 12, 1999, the Company granted a warrant for each of H. Gene Berger and Charles J. Pendola to purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $.625 per share at any time commencing May 12, 2000 up until November 11, 2004.

     On November 12, 1999, the Company issued stock options pursuant to the Option Plan to each of Jerry Braun and Jacob Rosenberg. They were each granted an Incentive Stock Option to purchase up to an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $.6875 per share at any time up until May 11, 2004, and a Non-Qualified Stock Option to purchase up to an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $.625 per share at any time up until May 11, 2008.

     On July 10, 2000, the Company issued stock options pursuant to the Option Plan to Jerry Braun and Jacob Rosenberg. They were each granted an Incentive Stock Option to purchase up to an aggregate of 400,000 shares of the Company's Common Stock at exercised prices ranging from $.50 to $.55 per share. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

     On December 18, 2000, the Company granted a warrant to each of H. Gene Berger and Charles J. Pendola to purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $.50 per share at any time commencing June 18, 2001 up until December 18, 2005.

     On January 2, 2001, the Company issued stock options pursuant to the Option Plan to Jerry Braun and Jacob Rosenberg. They were each granted an Incentive Stock Option to purchase up to an aggregate of 400,000 shares of the Company's Common Stock at exercised prices ranging from $.59 to $.65 per share. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

     On January 2, 2001, the Company granted a warrant to each of H. Gene Berger and Charles J. Pendola to purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $.60 per share at any time commencing July 2, 2001 up until January 2, 2006.

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


Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

Exhibit
Number             Description of Exhibit
---------          ----------------------
1.1                Form of Underwriting Agreement.(1)

2.1 Purchase and Sale Agreement dated December 7, 1997 among NYHC Newco Paxxon, Inc. and Metro Healthcare Services, Inc.(2)

2.2 Purchase and Sale Agreement dated February 8, 1998 among NYHC Newco Paxxon, Inc. and Metro Healthcare Services, Inc.(3)

2.3 Purchase and Sale Agreement dated February 25, 1998 among NYHC Newco Paxxon, Inc. and Heart to Heart Healthcare Services, Inc.(3)

3.1                Certificate of Incorporation of the Company.(1)

3.2                Restated    Certificate   of   Incorporation   of   the
                   Company.(1)

3.3 Certificate of Correction of Restated Certificate of Incorporation of New York Health Care, Inc.(1)

3.4                Amendment to the  Certificate  of  Incorporation  filed
                   October 17, 1996.(1)

3.5                By-laws of the Company.(1)

3.6 Amendment to the Certificate of Incorporation of the Company filed December 4, 1996.(1)

3.7                Certificate of Designations,  Rights and Preferences of
                   New  York  Health  Care,   Inc.   Class  A  Convertible
                   Preferred Stock.(5)

4.1                Form  of  certificate   evidencing   shares  of  Common
                   Stock.(1)

4.2                Underwriter's    Warrant    Agreement   and   Form   of
                   Underwriter's Warrant.(1)

10.1 Purchase and Sale Agreement by and between the Company, National Medical Homecare, Inc., Jerry Braun and Sam Soroka dated March 18, 1988.(1)

10.2 Lease for 105 Stevens Avenue, White Plains, New York by and between the Company and Vincent Rippa as receiver dated October 30, 1992.(1)

10.3 Lease for 175 Fulton Avenue, Suite 30IA, Hempstead, New York by and between and the Company and Hempstead Associates Limited Partnership dated July 2, 1993.(1)

10.4 Deed for 1667 Flatbush Avenue, Brooklyn, New York from Tiara Realty Co. to the Company dated April 22, 1994.(1)

10.5 Agreement between Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik, Sid Borenstein and the Company dated March 31, 1988.(1)

10.6 Lease for 49 South Main Street, Spring Valley, New York by and between the Company and Joffe Management dated November 1, 1994.(1)

10.7               Agreement  for  Provisions  of  Home  Health  Aide  and
                   Personal Care Worker Services by and between the Company and Kingsbridge Heights Health Facilities Long Term Home Health Care Program dated November 2, 1994.(1) 10.8 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Rockland, Westchester and Bronx Counties dated May 8, 1995.(1)

10.9 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Dutchess, Orange, Putnam, Sullivan and Ulster Counties dated May 8, 1995.(1)

10.10 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Nassau, Suffolk and Queens Counties dated May 8, 1995.(1)

10.11 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Orange and Rockland Counties dated July 1. 1995.(1)

10.12 Lease Renewal for 45 Grand Street, Newburgh, New York by and between the Company and Educational and Charitable Foundation of Eastern Orange County, Inc. dated July 12, 1995.(1)

10.13 Lease for 91-31 Queens Boulevard, Elmhurst, New York by and between the Company and Expressway Realty Company dated September 15, 1995.(1)

10.14              Settlement   Agreement  and  General   Release  by  and
                   between the Company and Samson Soroka dated September 28, 1995.(1)

10.15              Personal  Care  Aide   Agreement  by  and  between  the
                   Company and Nassau County Department of Social Services dated October 18, 1995.(1)

10.16 Lease for 1667 Flatbush Avenue, Brooklyn, New York by and between the Company and 1667 Flatbush Avenue LLC dated November 1, 1995.(1)

10.17 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Bronx, Kings, New York, Queens and Richmond Counties dated December 29, 1995.(1)

10.18              Home  Health  Agency   Agreement  by  and  between  the
                   Company and the Center for Nursing and Rehabilitation dated January 1, 1996.(1)

10.19 Homemaker and Personal Care Agreements by and between the Company and the County of Rockland Department of Social Services dated January 1, 1996.(1)

10.20              Home  Health  Aide/   Personal  Care  Worker   Services
                   Agreement by and between the Company and Beth Abraham Hospital dated January 12, 1996.(1)

10.21              Homemaker   Services   Agreement  by  and  between  the
                   Company and the Orange County Department of Social Services dated February 16, 1996.(1)

10.22 Personal Care Service Agreement by and between the Company and the Orange County Department of Social Services dated February 16, 1996.(1)

10.23 Certified Home Health Agency Agreement by and between the Company and New York Methodist Hospital dated February 28, 1996.(1)

10.24 Employment Agreement by and between the Company and Jacob Rosenberg dated March 26, 1996.(1)

10.25 Employment Agreement by and between the Company and Jerry Braun dated March 26, 1996.(1)

10.26 Stock Option Agreement by and between the Company and Jerry Braun dated March 26, 1996.(1)

10.27              Home  Health  Agency   Agreement  by  and  between  the
                   Company and the Mount Sinai Hospital Home Health Agency dated April 1, 1996.(1)

10.28 Absolute, Unconditional, Irrevocable and Limited Continuing Guaranty of Payment by and between Jacob Rosenberg and United Mizrahi Bank and Trust Company dated May 9, 1996.(1)

10.29 Absolute, Unconditional, Irrevocable and Limited Continuing Guaranty of Payment by and between Jerry Braun and United Mizrahi Bank and Trust Company dated May 9, 1996.(1)

10.30 Continuing General Security Agreement by and between the Company and United Mizrahi Bank and Trust Company dated May 9, 1996.(1)

10.31 Agreement for the Purchase of Accounts Receivable between the Company and 1667 Flatbush Avenue LLC dated July 8, 1996.(1)

10.32               401 (k) Plan for the Company.(1)

10.33               Performance Incentive Plan for the Company.(1)

10.34 Services Agreement between the Company and Heart to Heart Health Care Services, Inc., dated January 1, 1996.(1)

10.35 Employment Agreement by and between the Company and Gilbert Barnett dated August 27, 1996.(1)

10.36 Assignment of lease dated October 8, 1996, lease dated March 31, 1995 and sublease dated May 1995 among the Company, as tenant, Prime Contracting Design Corp., as assignor, Bellox Realty Corp., as landlord and Nutriplus Corp., as subtenant.(1)

10.37 Lease for 6 Gramatan Avenue, Mount Vernon, New York, 10550 by and between the Company and 6 Gramatan Avenue Corp. dated December 1, 1996.(1)

10.38              Form  of  Financial   Consulting  Agreement  with  H.J.
                   Meyers & Co., Inc.(1)

10.39              Forms   of   Merger   &   Acquisition   Agreement   and
                   Indemnification with H.J. Meyers & Co., Inc.(1)

10.40              Consulting  Agreement by and between the Company and H.
                   Gene Berger dated July 30, 1997.(4)

10.41 Agreement between the Company and Heart to Heart Health Care Services, Inc. dated August 6, 1998.(5)

10.42 Agreement between the Company and Heart to Heart Health Care Services, Inc. dated July 29, 1999. (6)

10.43 Employment Agreement by and between the Company and Jerry Braun dated November 12, 1999. (7)

10.44 Employment Agreement by and between the company and Jacob Rosenberg dated November 12, 1999. (7)

10.45 Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and Heller Healthcare Finance, Inc. dated November 28, 2000. (8)

10.46 Revolving Credit Note dated November 28, 2000 from New York Health Care, Inc. and NYHC Newco Paxxon, Inc. as Borrowers to the order of Heller Healthcare Finance, Inc. as Lender. (8)

11                 Computation   of  Earnings  Per  Common  Share  of  the
                   Company.

23.1               Consent  of  Scheichet  &  Davis,  P.C.  (contained  in
                   Exhibit 5.1)

23.2               Consent  of M.R.  Weiser & Co. LLP  Independent  Public
                   Accountants.

23.3               Power of  Attorney  (See  "Power  of  Attorney"  in the
                   Registration Statement).

(1) Incorporated by reference to Exhibits filed as part of the Company's Registration Statement on Form SB-2 under S.E.C. File No. 333-08152, which was declared effective on December 20, 1996.

(2) Incorporated by reference to Exhibit filed as part of the Company's Form 8-K report with an event date of December 8, 1997.

(3) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K report with an event date of February 8, 1998.

(4) Incorporated by reference to Exhibits filed as part of the Company's Form 10-KSB report for the year ended December 31, 1997.

(5) Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB report for the quarter ended June 30, 1998.

(6) Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB Report for the quarter ended June 30, 1999.

(7) Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB Report for the quarter ended September 30, 1999.

(8) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K Report Filed December 8, 2000.

New York Health Care, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request, provided that the holder pays to New York Healthcare, Inc. a fee compensating
it  for  its  reasonable   expenses  in  furnishing  the  exhibits  requested.

(b)  Reports  on  Form  8-K.
     The  company  filed  a  report on Form 8-K on December 8, 2000.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2001
                                         NEW  YORK  HEALTH  CARE, INC.

                                         By:  /s/  Jerry  Braun
                                         ----------------------------------
                                         Jerry  Braun
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry Braun          President, Chief Executive               March 14, 2001
----------------------   Officer and Director
Jerry Braun

/s/ Jacob Rosenberg      Vice President, Chief Operating          March 14, 2001
----------------------   Officer, Chief Financial and Accounting
Jacob Rosenberg          Officer, Secretary, Director

/s/ Hirsch Chitrik       Director                                 March 14, 2001
---------------------
Hirsch Chitrik

/s/ Sid Borenstein       Director                                 March 14, 2001
---------------------
Sid Borenstein

/s/ H. Gene Berger       Director                                 March 14, 2001
---------------------
H. Gene Berger

/s/ Charles J. Pendola   Director                                 March 14, 2001
----------------------
Charles J. Pendola