Form 10QSB
period 2001-03-31
NEW YORK HEALTH CARE INC
filed 2001-05-08
CIK 1018354

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period ended:    March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from: _________ to ________.


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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                   A S S E T S


Current assets:
   Accounts receivable, net of allowance for uncollectible
      amounts of $182,000                                         $6,373,029
   Unbilled services                                                 116,292
   Prepaid expenses                                                   99,152
   Prepaid income taxes and income tax receivable                     11,000
   Deferred tax asset                                                 96,000
                                                                  -----------
         Total current assets                                      6,695,473

Property and equipment, net                                          374,994
Deferred tax assets                                                  102,000
Intangibles, net                                                   1,327,922
Deposits                                                              53,808
                                                                  -----------

         Total assets                                             $8,554,197
                                                                  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                                 $  409,737
   Accrued payroll                                                 2,208,880
   Line of credit                                                  1,273,786
   Current portion of lease obligations payable                       36,095
   Accounts payable and accrued expenses                             637,501
   Other current liabilities                                          65,810
                                                                  -----------
         Total current liabilities                                 4,631,809
                                                                  -----------

Lease obligations payable, less current portion                       31,556
                                                                  -----------

Commitments, contingencies and other comments

Shareholders' equity:
   Preferred stock $.01 par value, 2,000,000 shares authorized;
      590,375 issued                                                   5,904
   Common stock, $.01 par value, 50,000,000 shares authorized;
      3,750,000 shares issued; 3,668,730 outstanding                  37,500
   Additional paid-in capital                                      4,758,414
   Deficit                                                          (820,690)
                                                                  -----------
                                                                   3,981,128
Less: Treasury stock (81,270 common shares at cost)                  (90,296)
                                                                  -----------
         Total shareholders' equity                                3,890,832
                                                                  -----------

         Total liabilities and shareholders' equity               $8,554,197
                                                                  ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   For The Three Months Ended
                                                           March  31,
                                                    -----------  -----------
                                                       2000         2001
                                                    -----------  -----------
Net patient service revenue                         $6,997,845   $7,836,632
                                                    -----------  -----------

Expenses:
   Professional care of patients                     5,160,864    5,905,150
   General and administrative                        1,641,330    1,712,765
   Bad debts expense                                    49,500       45,000
   Depreciation and amortization                        66,036       51,070
                                                    -----------  -----------
      Total operating expenses                       6,917,730    7,713,985
                                                    -----------  -----------

Income from operations                                  80,115      122,647

Nonoperating expenses:
   Interest expense                                    (73,503)     (65,243)
                                                    -----------  -----------

Income before (benefit) provision for income taxes       6,612       57,404
                                                    -----------  -----------

(Benefit) provision for income taxes:
   Current                                              (8,135)      21,510
   Deferred                                             11,000      (13,000)
                                                    -----------  -----------
                                                         2,865        8,510
                                                    -----------  -----------

Net income                                          $    3,747   $   48,894
                                                    ===========  ===========

Basic earnings per share                                    NIL        $.01
                                                            ===        =====

Diluted earnings per share                                  NIL        $.01
                                                            ===        =====

Weighted average shares outstanding                  3,668,730    3,668,730
                                                    ===========  ===========

Diluted weighted average shares outstanding          4,309,488    4,953,470
                                                    ===========  ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                       NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                      (UNAUDITED)

                                                   Preferred                    Treasury
                               Common Stock          Stock        Additional      Stock
                            ------------------  ----------------   Paid-In    -----------------
                             Shares    Amount   Shares   Amount    Capital    Shares   Amount     Deficit      Total
                            ---------  -------  -------  -------  ----------  ------  ---------  ----------  ----------

Balance at January 1, 2001  3,750,000  $37,500  590,375  $ 5,904  $4,758,414  81,270  $(90,296)  $(869,584)  $3,841,938

Net income                                                                                          48,894       48,894
                            ---------  -------  -------  -------  ----------  ------  ---------  ----------  ----------

Balance at March 31, 2001   3,750,000  $37,500  590,375  $ 5,904  $4,758,414  81,270  $(90,296)  $(820,690)  $3,890,832
                            =========  =======  =======  =======  ==========  ======  =========  ==========  ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   For The Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                        2000        2001
                                                                     ----------  ----------

Cash flows from operating activities:
   Net income                                                        $   3,747   $  48,894
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                                  66,036      51,070
         Bad debts expense                                              49,500      45,000
         Deferred tax expense (credit)                                  11,000     (13,000)
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable
               and unbilled services                                  (361,653)     87,021
            Decrease in prepaid expenses                                55,955      21,943
            Increase in prepaid income taxes
               and income tax receivable                               (27,682)    (11,000)
            Increase in deposits                                          (601)
            Increase in accrued payroll                                266,536      81,256
            (Decrease) increase in accounts payable and
               accrued expenses                                       (162,449)     18,890
            Increase in other current liabilities                                   65,810
                                                                     ----------  ----------
                 Net cash (used in) provided by operating activities   (99,611)    395,884
                                                                     ----------  ----------

Cash flows from investing activities:
   Acquisition of fixed assets                                          (8,545)    (12,328)
                                                                     ----------  ----------
                 Net cash used in investing activities                  (8,545)    (12,328)
                                                                     ----------  ----------

Cash flows from financing activities:
   Repayments of notes payable                                                     (92,657)
   Repayment of long-term debt                                         (48,333)   (615,606)
   Bank overdraft                                                       59,375     324,707
                                                                     ----------  ----------
                 Net cash provided by (used in) financing activities    11,042    (383,556)
                                                                     ----------  ----------

Net decrease in cash and cash equivalents                              (97,114)        -0-

Cash and cash equivalents at beginning of period                        97,114         -0-
                                                                     ----------  ----------

Cash and cash equivalents at end of period                           $     -0-   $     -0-
                                                                     ==========  ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION:

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of New York
Healthcare, Inc. and Subsidiary (the "Corporation"), as filed with the Securities and Exchange Commission.

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  EARNINGS  PER  SHARE:

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. During the three months ended March 31, 2000 and 2001, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the Corporation's common stock during that period. Common shares issuable as a result of the assumed conversion of the Corporation's preferred stock were also included in the computation of diluted earnings per share during the three months ended March 31, 2000 and 2001.

NOTE  3  -  STOCK  OPTIONS:

On January 2, 2001, the Corporation granted 430,000 stock options, pursuant to its Performance Incentive Plan, to key employees at exercise prices ranging from $.59 to $.65 per share. The stock options have an expiration date of five to ten years. At March 31, 2001, the Corporation has 1,482,500 shares of common stock reserved for issuance for these options and for options and warrants granted previously.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  4  -  LINE  OF  CREDIT:

The Corporation has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that certain ratios be maintained. At March 31, 2001 $1,273,786 was outstanding. Borrowings under the agreement bear interest at prime plus 2 1/2% (10.5% at March 31, 2001).

NOTE  5  -  COMMON  STOCK:

In February 2001, New York State approved an increase in the Corporation's number of authorized common stock from 12,500,000 shares to a total of 50,000,000 shares.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS:

The Corporation leases one of its offices from an affiliated company. The lease expires on April 30, 2001. Rent expense for each of the three months ended March 31, 2000 and 2001 amounted to approximately $11,000.

One of the Corporation's directors provides consulting services on an as needed basis. Consulting expenses to the director amounted to $3,000 for each of the three months ended March 31, 2000 and 2001.

NOTE  7  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                            THREE MONTHS ENDED
                                                MARCH  31,
                                            ----------------
                                             2000     2001
                                            -------  -------

     Supplemental cash flow disclosure:

       Cash paid during the period for:

          Interest                          $69,145  $65,243
                                            =======  =======

          Income taxes                      $19,547  $36,000
                                            =======  =======

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  8  -  INTANGIBLES:

Intangibles consist of the following at March 31, 2001:

     Goodwill                                      $1,396,712
     Contract value                                    60,217
     Customer lists                                    38,470
                                                   ----------

                                                    1,495,399

     Less accumulated amortization                    167,477
                                                   ----------

                                                   $1,327,922
                                                   ==========

NOTE  9  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At March 31, 2001, the Corporation has computed a deferred tax asset in the amount of approximately $555,000 and has provided a valuation allowance of approximately $357,000 on the deferred tax asset due to the uncertainty regarding the realization of future tax benefits. During the three months ended March 31, 2001, the valuation allowance decreased by $27,000.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE  10  -  EARNINGS  PER  SHARE:

Earnings per share are computed as follows:


                                           For The Three Months Ended
                                                   March  31,
                                             ----------  ----------
                                                2000        2001
                                             ----------  ----------

Basic and diluted earnings per share:

Earnings:
   Net income applicable to common stock     $    3,747  $   48,894
                                             ==========  ==========

Shares:
   Weighted average number of common shares
      outstanding - basic                     3,668,730   3,668,730
   Effect of dilutive options                   168,458     812,440
   Effect of dilutive convertible
      preferred stock                           472,300     472,300
                                             ----------  ----------

Diluted weighted average shares
   outstanding                                4,309,488   4,953,470
                                             ==========  ==========

Basic earnings per share                            NIL        $.01
                                                    ===        ====

Diluted earnings per share                          NIL        $.01
                                                    ===        ====

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared with three months ended March 31, 2000.

RESULTS  OF  OPERATIONS

Revenues for the three months ended March 31, 2001 increased 12% to approximately $7,837,000 from approximately $6,998,000 for the three months ended March 31, 2000. The increase is primarily the result of the New York City contract's increased caseload.

Cost of professional care of patients for the three months ended March 31, 2001 increased 14.4% to approximately $5,905,000 from approximately $5,161,000 for the three months ended March 31, 2000. The increase resulted from hiring additional home health care personnel to service the increased business. The cost of professional care of patients as a percentage of revenues increased 1.6% to approximately 75.3% for the three months ended March 31, 2001 from approximately 73.7% for three months ended March 31, 2000. The increase was primarily caused by the HRA contract, which provides a lower gross profit than other contracts.

Selling, general and administrative expenses for the three months ended March 31, 2001 increased 4.4% to approximately $1,713,000 from approximately $1,641,000 for the three months ended March 31, 2000. The increase resulted primarily from increased cost to manage the increased sales. Selling, general and administrative expenses as a percentage of revenue decreased to 21.9% from 23.4% as a result of increased revenue, without increasing the SGA proportionately.

Interest expense for the three months ended March 31, 2001 decreased to approximately $65,000 as compared to approximately $74,000 for the three months ended March 31, 2000, primarily as a result of decreased borrowing and continued repayment of notes payable.

The provision of approximately $2,900 and $8,500 for federal, state and local taxes is the result of income for the three months ended March 31, 2000 and March 31, 2001, respectively.

In view of the foregoing, income for the three months ended March 31, 2001 amounted to approximately $49,000 as compared to approximately $3,700 in net income for the three months ended March 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the three months ended March 31, 2001, net cash provided by operations was approximately $396,000 as compared to net cash used of approximately $100,000 during the three months ended March 31, 2000, a net improvement of $496,000. The $396,000 provided by the three months ended March 31, 2001 was principally due to a decrease in accounts receivable and unbilled services, increase in accounts payable and accrued expenses, increase in other current liabilities, increase in accrued payroll and a net income for the period.

Net cash used in investing activities for the three months ended March 31, 2001 of approximately $12,000, was for the acquisition of fixed assets. Net cash used in financing activities for the three months ended March 31, 2001 totaled approximately $384,000, resulting from repayment of long term debt of $616,000, a bank overdraft of $325,000 and repayment of notes payable of $93,000.

As of March 31, 2001, approximately $6,489,000 (approximately 76%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $6,580,000 (approximately 63%) as of March 31, 2000, an increase of 13% as a result of the write off of goodwill. Such payers generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the three months ended March 31, 2001, the Company's DSO was 77, compared to 86 days for the three months ended March 31, 2000. The improvement of 9 days in DSO is mainly due to the HRA contract's DSO, which is currently at 37 days.


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

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits  required  by  item  601  of  Regulation  S-B.

Number         Description  of  Exhibit
------         ----------------------------
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

(b)     Reports  on  Form  8-K.
None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May  8,  2001

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