Form 10QSB
period 2001-06-30
NEW YORK HEALTH CARE INC
filed 2001-08-13
CIK 1018354

--------------------------------------------------------------------------------


                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                               __________________


                                  FORM  10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended:  June 30, 2001

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  or  15(d)  OF  THE
        SECURITIES  EXCHANGE ACT  OF  1934
        For  the  transition  period  from:  _____________ to _____________.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,711,730

     Transitional  Small  Business  Disclosure  Format  (check one);
Yes  [ ]   No  [X]


================================================================================

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                   A S S E T S

Current assets:
  Accounts receivable, net of allowance for uncollectible amounts
    of $100,000                                                     $6,239,986
  Unbilled services                                                    108,814
  Prepaid expenses                                                     118,822
  Prepaid income taxes and income tax receivable                        11,000
  Deferred tax asset                                                    59,000
                                                                    -----------
      Total current assets                                           6,537,622

Property and equipment, net                                            347,504
Deferred tax assets                                                    112,000
Intangibles, net                                                     1,308,868
Deposits                                                                56,231
                                                                    -----------

      Total assets                                                  $8,362,225
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                    $  161,948
  Accrued payroll                                                    2,562,694
  Line of credit                                                       873,945
  Current portion of lease obligations payable                          29,218
  Accounts payable and accrued expenses                                578,320
  Other payables                                                       177,034
                                                                    -----------
      Total current liabilities                                      4,383,159
                                                                    -----------

Lease obligations payable, less current portion                         26,874
                                                                    -----------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    590,375 shares issued                                                5,904
  Common stock, $.01 par value, 50,000,000 shares authorized;
    3,750,000 shares issued; 3,668,730 shares outstanding               37,500
  Additional paid-in capital                                         4,758,414
  Deficit                                                             (759,330)
                                                                    -----------
                                                                     4,042,488
  Less: Treasury stock (81,270 common shares at cost)                  (90,296)
                                                                    -----------
      Total shareholders' equity                                     3,952,192
                                                                    -----------

      Total liabilities and shareholders' equity                    $8,362,225
                                                                    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                       For The Three Months Ended  For The Six  Months  Ended
                                                 June 30,                   June 30,
                                        -------------------------  --------------------------
                                            2000         2001          2000          2001
                                        ------------  -----------  ------------  ------------

Net patient service revenue             $ 7,354,925   $8,349,910   $14,352,770   $16,186,542
                                        ------------  -----------  ------------  ------------

Expenses:
  Professional care of patients           5,457,886    6,243,250    10,618,750    12,148,400
  General and administrative              1,612,589    1,737,676     3,253,919     3,450,441
  Bad debts expense                         125,654      170,628       175,154       215,628
  Impairment of goodwill                  1,487,192                  1,487,192
  Depreciation and amortization              66,486       51,469       132,522       102,539
                                        ------------  -----------  ------------  ------------
    Total operating expenses              8,749,807    8,203,023    15,667,537    15,917,008
                                        ------------  -----------  ------------  ------------

(Loss) income from operations            (1,394,882)     146,887    (1,314,767)      269,534

Nonoperating expenses:
  Interest expense                          (83,456)     (40,037)     (156,959)     (105,280)
                                        ------------  -----------  ------------  ------------

(Loss) income before (benefit)
  provision for income taxes             (1,478,338)     106,850    (1,471,726)      164,254
                                        ------------  -----------  ------------  ------------

(Benefit) provision for income taxes:
  Current                                     6,135       19,490        (2,000)       41,000
  Deferred                                  (50,000)      26,000       (39,000)       13,000
                                        ------------  -----------  ------------  ------------
                                            (43,865)      45,490       (41,000)       54,000
                                        ------------  -----------  ------------  ------------

Net (loss) income                       $(1,434,473)  $   61,360   $(1,430,726)  $   110,254
                                        ============  ===========  ============  ============

Basic (loss) earnings per share         $      (.39)  $      .02   $      (.39)  $       .03

Diluted (loss) earnings per share       $      (.39)  $      .01   $      (.39)  $       .02

Weighted average shares outstanding       3,668,730    3,668,730     3,668,730     3,668,730
                                        ============  ===========  ============  ============

Diluted weighted average shares
  outstanding                             3,668,730    5,161,590     3,668,730     5,057,530
                                        ============  ===========  ============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                     NEW  YORK  HEALTH  CARE,  INC.  AND  SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                       (UNAUDITED)

                                                   Preferred                      Treasury
                                Common  Stock        Stock         Additional      Stock
                            ------------------  -----------------   Paid-In    -----------------
                             Shares    Amount   Shares    Amount    Capital    Shares   Amount     Deficit      Total
                            ---------  -------  -------  --------  ----------  ------  ---------  ----------  ----------
Balance at January 1, 2001  3,750,000  $37,500  590,375  $  5,904  $4,758,414  81,270  $(90,296)  $(869,584)  $3,841,938

Net income                                                                                          110,254      110,254
                            ---------  -------  -------  --------  ----------  ------  ---------  ----------  ----------

Balance at June 30, 2001    3,750,000  $37,500  590,375  $  5,904  $4,758,414  81,270  $(90,296)  $(759,330)  $3,952,192
                            =========  =======  =======  ========  ==========  ======  =========  ==========  ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                         NEW  YORK  HEALTH  CARE,  INC.  AND  SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                       For The Six Months Ended
                                                                               June  30,
                                                                      --------------------------
                                                                          2000          2001
                                                                      ------------  ------------

Cash flows from operating activities:
  Net (loss) income                                                   $(1,430,726)  $   110,254
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                                       132,522       102,539
      Bad debt expense                                                    175,154       215,628
      Impairment of goodwill                                            1,487,192
      Deferred tax (credit) expense                                       (39,000)       13,000
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable and
           unbilled services                                             (684,381)       56,914
        Decrease in prepaid expenses                                       47,480         2,273
        Increase in prepaid income taxes and income tax receivable        (25,759)      (11,000)
        Increase in deposits                                                 (601)       (2,423)
        Increase in accrued payroll                                       917,510       435,070
        Decrease in accounts payable and accrued expenses                     (96)      (39,291)
        (Decrease) increase in other payables                            (301,165)      177,034
                                                                      ------------  ------------
          Net cash provided by operating activities                       278,130     1,059,998
                                                                      ------------  ------------

Cash flows from investing activities:
  Acquisition of fixed assets                                             (19,908)      (17,253)
                                                                      ------------  ------------
          Net cash used in investing activities                           (19,908)      (17,253)
                                                                      ------------  ------------

Cash flows from financing activities:
  Repayments of notes payable                                                          (104,216)
  Repayment of long-term debt                                            (190,589)   (1,015,447)
  Increase in bank overdraft                                                             76,918
                                                                      ------------  ------------
          Net cash used in financing activities                          (190,589)   (1,042,745)
                                                                      ------------  ------------

Net increase in cash and cash equivalents                                  67,633             0

Cash and cash equivalents at beginning of period                           97,114             0
                                                                      ------------  ------------

Cash and cash equivalents at end of period                            $   164,747   $         0
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

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS 141 is effective for the Company July 1, 2001. SFAS 142 will be effective for the Company January 1, 2002. The Company is currently evaluating the impacts of SFAS 141 and 142.

NOTE  2  -  EARNINGS  PER  SHARE:

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. During the three and six months ended June 30, 2001, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the Corporation's common stock during that period. Common shares issuable as a result of the assumed conversion of the Corporation's preferred stock were also included in the computation of diluted earnings per share during the three and six months ended June 30, 2001. Due to a loss, during the three and six months ended June 30, 2000, options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share because the effect would be to reduce the loss per share.

NOTE  3  -  STOCK  OPTIONS:

On January 2, 2001, the Corporation granted 430,000 stock options, pursuant to its Performance Incentive Plan, to key employees at exercise prices ranging from $.59 to $.65 per share. The stock options have an expiration date of five to ten years. At June 30, 2001, the Corporation has 1,482,500 shares of common stock reserved for issuance for these options and for options and warrants granted previously.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  4  -  LINE  OF  CREDIT:

The Corporation has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that certain ratios be maintained. At June 30, 2001, $873,945 was outstanding. Borrowings under the agreement bear interest at prime plus 2 1/2% (9.25% at June 30, 2001).

NOTE  5  -  COMMON  STOCK:

In February 2001, New York State approved an increase in the Corporation's number of authorized common stock from 12,500,000 shares to a total of 50,000,000 shares.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS:

The Corporation leases one of its offices from an affiliated company. The lease expired on April 30, 2001 and is currently rented on a month-to-month basis. Rent expense for each of the six months ended June 30, 2000 and 2001 amounted to approximately $22,000.

One of the Corporation's directors provides consulting services on an as needed basis. Consulting expenses to the director amounted to $6,000 for each of the six months ended June 30, 2000 and 2001.

NOTE  7  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                       Six  Months  Ended
                                          June  30,
                                       ------------------
                                         2000      2001
                                       --------  --------
  Supplemental cash flow disclosures:

    Cash paid during the period for:

      Interest                         $133,209  $105,280
                                       ========  ========

      Income taxes                     $ 19,547  $ 55,262
                                       ========  ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE  8  -  INTANGIBLES:

Intangibles  consist  of  the  following  at  June 30, 2001:

  Goodwill                       $1,396,712
  Contract value                     60,217
  Customer lists                     38,470
                                 ----------

                                  1,495,399

  Less accumulated amortization     186,531
                                 ----------

                                 $1,308,868
                                 ==========

NOTE  9  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At June 30, 2001, the Corporation has computed a deferred tax asset in the amount of approximately $528,000 and has provided a valuation allowance of approximately $357,000 on the deferred tax asset due to the uncertainty regarding the realization of future tax benefits. During the six months ended June 30, 2001, the valuation allowance decreased by $27,000.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  10  -  (LOSS)  EARNINGS  PER  SHARE:

(Loss)  earnings  per  share  are  computed  as  follows:

                                        For  The  Three  Months  Ended     For  The  Six  Months  Ended
                                                  June  30,                         June  30,
                                       --------------------------------  --------------------------------
                                            2000             2001             2000             2001
                                       ---------------  ---------------  ---------------  ---------------
Basic and diluted (loss) earnings
  per share:

(Loss) earnings:
  Net (loss) income applicable
    to common stock                    $   (1,434,473)  $       61,360   $   (1,430,726)  $      110,254
                                       ===============  ===============  ===============  ===============

Shares:
  Weighted average number of
    common shares outstanding - basic       3,668,730        3,668,730        3,668,730        3,668,730
  Effect of dilutive options                                 1,020,560                           916,500
  Effect of dilutive convertible
    preferred stock                                            472,300                           472,300
                                       ---------------  ---------------  ---------------  ---------------

Diluted weighted average shares
  outstanding                               3,668,730        5,161,590        3,668,730        5,057,530
                                       ===============  ===============  ===============  ===============

Basic (loss) earnings per share        $         (.39)  $          .02   $         (.39)  $          .03
                                       ===============  ===============  ===============  ===============

Diluted (loss) earnings per share      $         (.39)  $          .01   $         (.39)  $          .02
                                       ===============  ===============  ===============  ===============

MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS OF
                                   OPERATIONS

SIX  MONTHS  ENDED  JUNE  30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.


RESULTS  OF  OPERATIONS

Revenues for the six months ended June 30, 2001 increased 13% to approximately $16,187,000 from approximately $14,353,000 for the six months ended June 30, 2000. The increase is primarily the result of the New York City contract's increased caseload.

Cost of professional care of patients for the six months ended June 30, 2001 increased 14.4% to approximately $12,148,000 from approximately $10,619,000 for the six months ended June 30, 2000. The increase resulted from hiring additional home health care personnel to service the increased business of the HRA contract. The cost of professional care of patients as a percentage of revenues increased 1% to approximately 75% for the six months ended June 30, 2001 from approximately 74% for six months ended June 30, 2000. The increase was primarily caused by the HRA contract, which provides a lower gross profit than other contracts.

Selling, general and administrative expenses for the six months ended June 30, 2001 increased 6% to approximately $3,450,000 from approximately $3,254,000 for the six months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenue decreased 2% to 21% from 23%.

Interest expense for the six months ended June 30, 2001 decreased to approximately $105,000 as compared to approximately $157,000 for the six months ended June 30, 2000, primarily as a result of decreased borrowing and continued repayment of notes payable.

The provision for federal, state and local taxes of $54,000 for the six months ended June 30, 2001 is the result of income for the period as compared to a credit for taxes of approximately $41,000 for the six months ended June 30, 2000, which was the result of loss for the period mainly as a result of its write-off of $1,487,192 of intangible assets at June 30, 2000.

In view of the foregoing, net income for the six months ended June 30, 2001 amounted to approximately $110,000 as compared to a net loss of approximately $1,431,000 for the six months ended June 30, 2000. While the income for six months ended June 30, 2001 was a result of increased sales, the loss for six months ended June 30, 2000 was attributable to the write-off of $1,487,000 for impairment of intangible assets.

The impairment of intangible assets was due to a decrease in revenue and projected reductions in revenue from the operations of certain offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions (which were made by the Company from December 1997 through February 1999). Based on this evaluation, at June 30, 2000, the Company has determined that intangible assets with a carrying amount of $1,688,000 were impaired. Accordingly, such amount was reduced by $1,487,000 to their estimated fair value by charge to operations. The goodwill write-off represented a per-share net loss of $.41 both on a basic and diluted basis. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the six months ended June 30, 2001, net cash provided by operations was $ 1,060,000 as compared to net cash provided by operations of $278,000 during the six months ended June 30, 2000, an increase of $782,000. The $1,060,000 provided by operations the six month ended June 30, 2001 was principally due to the decrease in accounts receivable and for unbilled services, increase in accrued payroll, increase in accounts payable and accrued expenses, increase in other payables and a net income for the period.

Net cash used in investing activities for the six months ended June 30, 2001 was approximately $17,000, for the acquisition of fixed assets. Net cash used by financing activities for the six months ended June 30, 2001 totaled approximately $1,043,000, resulting from repayment of the credit line of $1,015,000, repayment of notes payable of $104,000 off set by an increase in bank overdraft of $77,000.

As of June 30, 2001, approximately $5,827,000 (approximately 70%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $6,324,000 (approximately 68%) as of June 30, 2000, an increase of 2%. Such payors generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the six months ended June 30, 2001, the Company's DSO was 71, compared to 87 days for the six months ended June 30, 2000. The improvement of 16 days in DSO is mainly due to the HRA contract's DSO, which is currently at 38 days.

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

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

    (a)  Exhibits  required  by  item  601  of  Regulation  S-B.

Number                   Description  of  Exhibit
------                   ------------------------------------
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


August 13, 2001

                                       NEW  YORK  HEALTH  CARE,  INC.

                                       By:  /s/  Jacob  Rosenberg
                                       ----------------------------------

                                       Jacob  Rosenberg
                                       Vice President, Chief Operating Officer,
                                       Accounting Officer, Secretary, Director