Form 10QSB
period 2001-09-30
NEW YORK HEALTH CARE INC
filed 2001-11-13
CIK 1018354

--------------------------------------------------------------------------------


                      SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C.  20549

                               __________________


                                  FORM  10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended: September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGEACT OF 1934
        For  the  transition  period  from: _______________ to _______________.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,695,230

     Transitional Small Business Disclosure Format  (check one);
Yes  [ ]   No  [X]

--------------------------------------------------------------------------------

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                   A S S E T S


Current assets:
  Accounts receivable, net of allowance for uncollectible amounts
    of $400,000                                                     $5,664,277
  Unbilled services                                                     78,418
  Due from lending institution                                         351,507
  Prepaid expenses                                                     131,683
  Deferred tax asset                                                   180,000
                                                                    -----------
      Total current assets                                           6,405,885

Property and equipment, net                                            318,642
Deferred tax assets                                                    114,000
Intangibles, net                                                     1,296,258
Deposits                                                                61,147
                                                                    -----------

      Total assets                                                  $8,195,932
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                    $  456,336
  Accrued payroll                                                    2,608,339
  Current portion of lease obligations payable                          22,812
  Accounts payable and accrued expenses                                611,513
  Income tax payable                                                   210,000
  Other payables                                                       165,034
                                                                    -----------
      Total current liabilities                                      4,074,034
                                                                    -----------

Lease obligations payable, less current portion                         22,214
                                                                    -----------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    590,375 shares issued                                                5,904
  Common stock, $.01 par value, 50,000,000 shares authorized;
    3,750,000 shares issued; 3,695,230 shares outstanding               37,500
  Additional paid-in capital                                         4,738,353
  Deficit                                                             (631,877)
                                                                    -----------
                                                                     4,149,880
  Less: Treasury stock (54,770 common shares at cost)                  (50,196)
                                                                    -----------
      Total shareholders' equity                                     4,099,684
                                                                    -----------

      Total liabilities and shareholders' equity                    $8,195,932
                                                                    ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                             NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                        For the Three Months Ended    For the Nine Months Ended
                                               September 30,                September 30,
                                      ------------------------------  --------------------------
                                           2000            2001           2000          2001
                                      --------------  --------------  ------------  ------------
Net patient service revenue           $   7,469,083   $   8,912,849   $21,821,853   $25,099,391
                                      --------------  --------------  ------------  ------------

Expenses:
  Professional care of patients           5,510,610       6,622,163    16,129,360    18,770,563
  General and administrative              1,661,999       1,748,440     4,915,918     5,198,881
  Bad debts expense                          37,500         240,345       212,654       455,973
  Impairment of goodwill                                                1,487,192
  Depreciation and amortization              48,280          44,471       180,802       147,010
                                      --------------  --------------  ------------  ------------
      Total operating expenses            7,258,389       8,655,419    22,925,926    24,572,427
                                      --------------  --------------  ------------  ------------

Income (loss) from operations               210,694         257,430    (1,104,073)      526,964

Nonoperating expenses:
  Interest expense                          (85,919)        (21,977)     (242,878)     (127,257)
                                      --------------  --------------  ------------  ------------

Income (loss) before provision for
  income taxes                              124,775         235,453    (1,346,951)      399,707
                                      --------------  --------------  ------------  ------------

Provision for income taxes:
  Current                                   122,000         231,000       120,000       272,000
  Deferred                                  (65,000)       (123,000)     (104,000)     (110,000)
                                      --------------  --------------  ------------  ------------
                                             57,000         108,000        16,000       162,000
                                      --------------  --------------  ------------  ------------

Net income (loss)                     $      67,775   $     127,453   $(1,362,951)  $   237,707
                                      ==============  ==============  ============  ============


Basic earnings (loss) per share       $         .02   $         .03   $      (.37)  $       .06
                                      ==============  ==============  ============  ============

Diluted earnings (loss) per share     $         .02   $         .02   $      (.37)  $       .05
                                      ==============  ==============  ============  ============

Weighted average shares outstanding       3,668,730       3,691,975     3,668,730     3,676,563
                                      ==============  ==============  ============  ============

Diluted weighted average shares
  outstanding                             4,422,909       5,108,346     3,668,730     5,153,270
                                      ==============  ==============  ============  ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                         (UNAUDITED)



                                                         Preferred                      Treasury
                                   Common Stock            Stock       Additional         Stock
                               ---------------------  ----------------   Paid-In    -------------------
                                 Shares     Amount    Shares   Amount    Capital     Shares    Amount     Deficit      Total
                               ----------  ---------  -------  -------  ----------  --------  ---------  ----------  ----------
Balance at January 1, 2001     3,750,000   $ 37,500   590,375  $ 5,904  $4,758,414    81,270  $(90,296)  $(869,584)  $3,841,938

Exercise of options through
  the issuance of treasury
  stock (during July through
  September) (at an average
  exercise price of $.76
  per share)                                                              (20,061)  (26,500)    40,100                  20,039

Net income                                                                                                  237,707    237,707
                               ----------  ---------  -------  -------  ----------  --------  ---------  ----------  ----------

Balance at September 30,
  2001                         3,750,000   $ 37,500   590,375  $ 5,904  $4,738,353    54,770  $(50,196)  $(631,877)  $4,099,684
                               ==========  =========  =======  =======  ==========  ========  =========  ==========  ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                             For the Nine Months Ended
                                                                   September 30,
                                                             --------------------------
                                                                 2000          2001
                                                             ------------  ------------

Cash flows from operating activities:
  Net (loss) income                                          $(1,362,951)  $   237,707
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                              180,802       147,010
      Bad debt expense                                           212,654       455,973
      Deferred tax credit                                       (109,000)     (110,000)
      Impairment of goodwill                                   1,487,192
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable and
           unbilled services                                    (857,285)      422,674
        Decrease in prepaid taxes and income tax receivable      154,906
        Decrease (increase) in prepaid expenses                   39,302       (10,588)
        Increase in deposits                                        (601)       (7,339)
        Increase in accrued payroll                            1,115,385       480,715
        Decrease in accounts payable and accrued expenses       (204,700)       (6,098)
        Increase in other payables                                18,945       165,034
        Increase in income taxes payable                          79,000       210,000
                                                             ------------  ------------
          Net cash provided by operating activities              753,649     1,985,088
                                                             ------------  ------------

Cash flows from investing activities:
  Acquisition of fixed assets                                    (33,131)      (20,252)
                                                             ------------  ------------
          Net cash used in investing activities                  (33,131)      (20,252)
                                                             ------------  ------------

Cash flows from financing activities:
  Repayments of line of credit                                              (1,889,392)
  Due from lending institution                                                (351,507)
  Repayment of long-term debt                                   (284,412)     (115,282)
  Exercise of options                                                           20,039
  Increase in bank overdraft                                                   371,306
                                                             ------------  ------------
          Net cash used in financing activities                 (284,412)   (1,964,836)
                                                             ------------  ------------

Net increase in cash and cash equivalents                        436,106           -0-

Cash and cash equivalents at beginning of period                  97,114           -0-
                                                             ------------  ------------

Cash and cash equivalents at end of period                   $   533,220   $       -0-
                                                             ============  ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of New York Health Care, Inc. and Subsidiary (the "Corporation"), as filed with the Securities and Exchange Commission.

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Recently  Issued  Accounting  Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS 141 is effective for the Company July 1, 2001. SFAS 142 will be effective for the Company January 1, 2002. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the impact of SFAS 141, 142, 143 and 144.

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

Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. During the three and nine months ended September 30, 2001 and the three months ended September 30, 2000, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the Corporation's common stock during that period. Common shares issuable as a result of the assumed conversion of the Corporation's preferred stock were also included in the computation of diluted earnings per share during the three and nine months ended September 30, 2001 and the three months ended September 30, 2000. Due to a loss during the nine months ended September 30, 2000, options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share because the effect would be to reduce the loss per share.

NOTE  3 - STOCK  OPTIONS:

On January 2, 2001, the Corporation granted 430,000 stock options, pursuant to its Performance Incentive Plan, to key employees at exercise prices ranging from $.59 to $.65 per share. The stock options have an expiration date of five to ten years. During the period July through September 2001, employees exercised 26,500 options at exercise prices ranging from $.59 to $1.63 per share. At September 30, 2001, the Corporation has 1,648,750 shares of common stock reserved for issuance for these options and for options and warrants granted previously.

NOTE  4 - LINE  OF  CREDIT/DUE  TO  LENDING  INSTITUTION:

The Corporation has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that certain ratios be maintained. Borrowings under the agreement bear interest at prime plus 2 1/2% (8.50% at September 30, 2001).

At September 30, 2001, there was an amount due from the lending institution of $351,507. This is due to a lockbox being used by the Corporation. Therefore, all cash is deposited with the lending institution and then transferred to the bank.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  5 - COMMON  STOCK/TREASURY  STOCK:

In February 2001, the Corporation amended its certificate of incorporation to provide for an increase in the Corporation's number of authorized common stock from 12,500,000 shares to a total of 50,000,000 shares.

The Corporation issued treasury stock for the exercise of options that occurred during the period July through September. The Corporation assigned a cost to the treasury stock based on the first-in-first-out method.

NOTE  6 - RELATED  PARTY  TRANSACTIONS:

The Corporation leases one of its offices from an affiliated company. The lease expired on April 30, 2001 and is currently rented on a month-to-month basis. Rent expense for each of the nine months ended September 30, 2000 and 2001 amounted to approximately $32,000.

One of the Corporation's directors provides consulting services on an as needed basis. Consulting expenses to the director amounted to $9,000 for the nine months ended September 30, 2000 and 2001.

NOTE  7 - SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                                          Nine  Months  Ended
                                                             September  30,
                                                        ----------------------
                                                           2000        2001
                                                        ----------  ----------

  Supplemental  cash  flow  disclosures:

    Cash  paid  during  the  periods  for:

      Interest                                          $  242,878  $  127,257
                                                        ==========  ==========

      Income  taxes                                     $   19,547  $   79,899
                                                        ==========  ==========

Supplemental disclosure of noncash financing activities:
     The Corporation issued 26,500 shares of treasury stock in connection with the exercise of stock options which reduced additional paid-in capital by $20,061.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  8 - INTANGIBLES:

Intangibles consist of the following at September 30, 2001:

  Goodwill                                              $1,396,712
  Contract  value                                           60,217
  Customer  lists                                           38,470
                                                        ----------
                                                         1,495,399

  Less  accumulated  amortization                          199,141
                                                        ----------
                                                        $1,296,258
                                                        ==========

NOTE  9 - INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At September 30, 2001, the Corporation has computed a deferred tax asset in the amount of approximately $637,000 and has provided a valuation allowance of approximately $343,000 on the deferred tax asset due to the uncertainty regarding the realization of future tax benefits. During the nine months ended September 30, 2001, the valuation allowance decreased by $41,000.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  10 - EARNINGS  (LOSS)  PER  SHARE:

Earnings (loss) per share are computed as follows:

                                         For the Three Months Ended    For the Nine Months Ended
                                               September 30,                 September 30,
                                        -----------------------------  ------------------------
                                            2000            2001           2000         2001
                                        -------------  --------------  ------------  ----------
Basic and diluted earnings (loss)
  per share:

Earnings (loss):
  Net income (loss) applicable
    to common stock                     $      67,775  $      127,453  $(1,362,951)  $  237,707
                                        =============  ==============  ============  ==========

Shares:
  Weighted average number of
    common shares outstanding - basic       3,668,730       3,691,975    3,668,730    3,676,563
  Effect of dilutive options                  163,804         825,996                   886,332
  Effect of dilutive convertible
    preferred stock                           590,375         590,375                   590,375
                                        -------------  --------------  ------------  ----------

Diluted weighted average shares
  outstanding                               4,422,909       5,108,346    3,668,730    5,153,270
                                        =============  ==============  ============  ==========

Basic earnings (loss)
  per share                             $         .02  $          .03  $      (.37)  $      .06
                                        =============  ==============  ============  ==========

Diluted earnings (loss)
  per share                             $         .02  $          .02  $      (.37)  $      .05
                                        =============  ==============  ============  ==========

NOTE  11 - PROPOSED  ACQUISITION:

On October 11, 2001, the Corporation entered into a Stock for Stock Exchange Agreement (the "Agreement") with The Bio Balance Corp. ("Bio Balance"). Bio Balance is engaged in the research and development, manufacturing and marketing of probiotic agents for therapy of gastrointestinal diseases. A probiotic is a live microorganism or microbial mixture administered to beneficially affect the host by improving its microbial balance. Bio Balance is a company in the development stage.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Agreement provides for Bio Balance's shareholders exchanging at least 90% of their shares and 100% of their options for common stock and options of the Corporation in a share for share transaction. Just prior to the proposed closing presently scheduled for February 2002, Bio Balance is expected to have approximately 22,350,000 shares of common stock issued and outstanding and the Corporation is expected to have approximately 4,000,000 issued and outstanding shares of common stock, options, and warrants (after the 1 for 1.5 share reverse split). After the proposed closing, the shareholders of Bio Balance are expected to own approximately 90% of the common stock of the Corporation.

The Agreement is subject to the approval of the Corporation's shareholders at a meeting, and to compliance with various federal and state regulatory requirements, as more fully described in the Corporation's Form 8-K/A report of the events of October 11, 2001 filed with the SEC on November 6, 2001.

      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.


RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 2001 increased 15% to approximately $25,100,000 from approximately $21,822,000 for the nine months ended September 30, 2000. The increase is primarily the result of the New York City contract's increased caseload.

Cost of professional care of patients for the nine months ended September 30, 2001 increased 16.4% to approximately $18,770,000 from approximately $16,130,000 for the nine months ended September 30, 2000. The increase resulted from hiring additional home health care personnel to service the increased business of the HRA contract. The cost of professional care of patients as a percentage of revenues increased 1% to approximately 75% for the nine months ended September 30, 2001 from approximately 74% for nine months ended September 30, 2000. The increase was primarily caused by the HRA contract, which provides a lower gross profit than other contracts.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased 5.8% to approximately $5,199,000 from approximately $4,916,000 for the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenue decreased 2% to 21% from 23%. The increase in expenses is the result of administrative personnel increases and other costs associated with increased revenue.

Interest expense for the nine months ended September 30, 2001 decreased to approximately $127,000 as compared to approximately $243,000 for the nine months ended September 30, 2000, primarily as a result of decreased borrowing and continued repayment of notes payable.

The provision for federal, state and local taxes of $162,000 for the nine months ended September 30, 2001 reflects the increase in income for this period as compared to approximately $16,000 for the nine months ended September 30, 2000.

In view of the foregoing, net income for the nine months ended September 30, 2001 amounted to approximately $238,000 as compared to a net loss of approximately $1,363,000 for the nine months ended September 30, 2000. While the income for the nine months ended September 30, 2001 was a result of increased sales, the loss for nine months ended September 30, 2000 was attributable to the write-off of $1,487,000 for impairment of intangible assets.

The impairment of intangible assets was due to a decrease in revenue and projected reductions in revenue from the operations of certain offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions (which were made by the Company from December 1997 through February 1999). Based on this evaluation, at June 30, 2000, the Company has determined that intangible assets with a carrying amount of $1,688,000 were impaired. Accordingly, such amount was reduced by $1,487,000 to their estimated fair value by charge to operations. The goodwill write-off represented a per-share net loss of $.41 both on a basic and diluted. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the nine months ended September 30, 2001, net cash provided by operations was $1,985,000 as compared to net cash provided by operations of $754,000 during the nine months ended September 30, 2000, an increase of $1,231,000. The $1,985,000 provided by operations for the nine months ended September 30, 2001 was principally due to the decrease in accounts receivable and unbilled services, increase in accrued payroll, increase in other payables and a net income for the period.

Net cash used in investing activities for the nine months ended September 30, 2001 was approximately $20,000, for the acquisition of fixed assets. Net cash used by financing activities for the nine months ended September 30, 2001 totaled approximately $1,965,000, resulting from repayment of the credit line of $1,889,000, increase in due from lending institution of $352,000 and repayment of notes payable of $115,000 off set by an increase in bank overdraft of $371,000 and exercise of stock options of $20,000.

As of September 30, 2001, five individuals who where granted stock options over the past four years exercised approximately 26,500 shares of those options.

As of September 30, 2001, approximately $5,743,000 (approximately 70%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $7,010,000 (approximately 73%) as of September 30, 2000, a decrease of 3%. Such payers generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the nine months ended September 30, 2001, the Company's DSO was 66, compared to 93 days for the nine months ended September 30, 2000. The improvement of 27 days in DSO is mainly due to the HRA contract's DSO, which is currently at 39 days.

PENDING  ACQUISITIONS

On October 11, 2001, the Corporation entered into a Stock for Stock Exchange Agreement (the "Agreement") with The Bio Balance Corp. ("Bio Balance"). Bio Balance is engaged in the research and development, manufacturing and marketing of probiotic agents for therapy of gastrointestinal diseases. A probiotic is a live microorganism or microbial mixture administered to beneficially affect the host by improving its microbial balance. Bio Balance is a company in the development stage.

The Agreement provides for Bio Balance's shareholders exchanging at least 90% of their shares and 100% of their options for common stock and options of the Corporation in a share for share transaction. Just prior to the proposed closing presently scheduled for February 2002, Bio Balance is expected to have approximately 22,350,000 shares of common stock issued and outstanding and the Corporation is expected to have approximately 4,000,000 issued and outstanding shares of common stock, options, and warrants (after the 1 for 1.5 share reverse split). After the proposed closing, the shareholder's of Bio Balance are expected to own approximately 90% of the common stock of the Corporation.

The Agreement is subject to the approval of the Corporation's shareholders at a meeting, and to compliance with various federal and state regulatory requirements, as more fully described in the Corporation's Form 8-K/A report of the events of October 11, 2001 filed with the SEC on November 6, 2001.

POTENTIAL  REGULATORY  CHANGES

There has been recent news reports concerning federal budget negotiations regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by this legislation which was adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the Company's operations; there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 12, 2001

                                        NEW  YORK  HEALTH  CARE,  INC.

                                        By:  /s/  Jacob  Rosenberg
                                        ---------------------------------

                                        Jacob  Rosenberg
                                        Vice President, Chief Operating Officer,
                                        Chief Financial and Accounting Officer,
                                        Secretary,  Director