Form 10KSB
period 2001-12-31
NEW YORK HEALTH CARE INC
filed 2002-02-04
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $34,320,710

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty
(60) days. $4,176,588 (as of 1/27/02).


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 3,696,730



                       DOCUMENTS INCORPORATED BY REFERENCE


The following document is incorporated by reference in this Form 10-KSB; Proxy Statement on Form 14A dated November 15, 2000, Form S-8 Registration Statement dated October 25, 2001 and Form 8-K/A Report dated November 6, 2001.

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

     The Company operates in all five boroughs of New York City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. The Company, as a result of acquisitions as describe elsewhere in this annual report, also operates in Jersey City, Edison, Bradley Beach, Toms River, East Orange and Hackensack, New Jersey under the name Helping Hands Healthcare, (the business name of NYHC Newco Paxxon, Inc., a wholly owned subsidiary of the Company). The Company's services are supplied principally pursuant to contracts with health care institutions and agencies such as various county Departments of Social Services, NYC HRA, New Jersey Medicaid, Beth Abraham Health Services in the Bronx and Westchester County, Kingsbridge Medical Center, Mt. Sinai Medical Center, Aetna US Healthcare, and Gentiva Health Services.

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

     On October 11, 2001, the Company entered into an agreement with The Bio Balance Corp., a privately owned Delaware corporation ("Bio Balance"), pursuant to which the Company intends to acquire Bio Balance as a wholly-owned subsidiary in a stock-for-stock exchange (the "Transaction"), which will operate independently with its own officers, board of directors and financing.


     Bio Balance is a developmental stage company which owns "probiotic" technology and intellectual property and has engaged in research, development and limited marketing in Israel of a product for the treatment of gastrointestinal diseases and disorders in animals and humans, including
Irritable Bowel Syndrome and chronic diarrhea. See Item 1. - Description of Business; (c) Narrative Description of Business; Acquisitions.

     The Company maintains its principal office at 1850 McDonald Avenue, Brooklyn, NY 11223, telephone (718) 375-6700.


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

(b)  Financial  Information  About  Industry  Segments

        Not  Applicable

(c)  Narrative  Description  of  Business

     The Company's personnel currently provides a broad range of home health and personal care support services in capacities ranging from companions to live-ins, including assistance with personal hygiene, dressing and feeding, meal preparation, light housekeeping and shopping and, to a limited extent, physical therapy and standard skilled nursing services such as the changing of dressings, injections, catheterizations and administration of medications. The Company's personnel also train patients in their own care, monitor patient compliance with treatment plans, make reports to the physicians and process reimbursement claims to third-party payers. Among the paraprofessionals and nurses supplied by the Company are those fluent in Spanish, Mandarin and Cantonese Chinese, Yiddish and Russian as well as personnel knowledgeable in the requirements and practices of Kosher homes.


Home  Health  Care  Services

     The Company's home health care services are provided principally by its professional and paraprofessional staff, who provide personal care to patients and, to a lesser extent, by its skilled nursing staff, who provide various therapies employing medical supplies and equipment and infusion therapy. Personal care and nursing services for a particular patient can extend from a few visits to years of service and can involve intermittent or continuous care. Approximately 97% of the Company's total net revenues in 2001 were attributable to services by its paraprofessional staff.


Certified  Paraprofessionals

     The Company's certified paraprofessional staff provides a combination of unskilled nursing and personal care services to patients, as well as assistance with daily living, tasks such as hygiene and feeding. Consistent with applicable regulations, all of the Company's aides are certified and work under the supervision of a licensed professional nurse. Certain aides have been specially trained by the Company to work with patients with particular needs, such as new mothers and their newborn infants, patients with particular diseases such as Cancer, AIDS or Alzheimer's Disease and particular classes of patients such as the developmentally disabled and terminally ill.

     The Company is approved by New York State Department of Health for the training and certification of Home Health Aides and by the New York Department of Social Services to train and certify Personal Care Aides. In addition, the Company is approved by the New Jersey Board of Nursing for the training of Certified Home Health Aides in the State of New Jersey. Medicare provides reimbursement solely for Home Health Aide Service, while Medicaid is responsible for reimbursement for both Home Health Aide and Personal Care Aide Services. In order to provide a qualified and reliable staff, the Company continuously recruits, trains, provides continuing education for and offers benefits and other programs to encourage retention of its staff. Recruiting is conducted primarily through advertising, direct contact with community groups and employment programs, and the use of benefits programs designed to encourage new employee referrals by existing employees.

     All paraprofessional personnel must pass a written exam and a skills competency test prior to employment, with all certificates having been validated by the issuing agency. The Director of Nursing in each of the Company's branch offices validates the professional competency of all new hires. Newly hired employees are re-evaluated as to competency within six months of their employment and all employees are re-evaluated on an on-going basis, at least semi-annually. In addition, they undergo an orientation program which includes material regarding HIV, Hepatitis B, universal precautions, patients rights and the Company's policies and procedures.

     Competition for qualified staff continues to be intense. The Company competes to attract and retain personnel on the basis of compensation and working conditions. Among the benefits, which the Company provides to its staff are competitive salaries, a 401(k) Plan, employee-funded health insurance, vacations and bonuses. The Company has generally not experienced difficulties in the past in attracting and retaining personnel. It believes it will be able to compete effectively in this area and satisfy its overall staffing requirements. However, there can be no assurance that shortages of health care professionals in the future will not occur and such shortages could materially effect the Company's ability to maintain or increase its current commitments.


Licensed  Professional  Nurses

     The Company employs licensed professional nurses (both registered nurses and licensed practical nurses) who provide special and general professional nursing services (these nurses are employed on a per diem basis). The Company also employs registered nurses who are responsible for training and supervising the Company's paraprofessional staff, as well as providing backup in the field for the nursing staff which is providing care (these nurses are employed on a salaried basis). General nursing care is provided by registered and licensed practical nurses and includes periodic assessment of the appropriateness of home care, the performance of therapy procedures, and patient and family instruction. Patients receiving such care include stabilized postoperative patients recovering at home, patients who, although acutely ill, do not need to be cared for in an acute care facility and patients who are chronically or terminally ill.

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

     While the provision of licensed professional nursing services accounted for less than 3% of the Company's net revenues in 2001, the Company has expanded its nursing operations in its existing markets as well as new geographic locations. See "Company Strategy."

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

     The Company's recent proposed acquisition of an Israel based company, Bio Balance Corporation is evidence of their determination to make a difference in the health care industry. The Bio Balance Corporation, is a privately held development stage company which engages in research, development, marketing and sales of "Probiotic Bacteria Technology" a product for the treatment of gastrointestinal disorders in humans and farm animals. This also includes the treatment for Irritable Bowel Syndrome (IBS) and chronic diarrhea, which effects up to 40 million Americans and over 10% of the population of Western countries. Many pharmaceutical companies have published data suggesting that an effective treatment for IBS could have sales that exceed one billion dollars per year. The Company's strategy is to expend on this technology and thereby anticipates a positive impact on the Company's economic growth, as well as to participate in the development for the treatment for these debilitating disorders that effect so many Americans.


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

     Due to a decrease in revenue and projected reductions in revenue from the operations of certain offices and the closing of Shrewsbury, Budd Lake and West Orange offices located in New Jersey, the Company evaluated the ongoing value of its intangible assets associated with those acquisitions which were made by the Company from December 1997 through February 1999. Based on this evaluation, the Company determined that the intangible assets with a carrying amount of $1,688,134 were impaired. Accordingly, the Company reduced the estimated fair value of those intangible assets by $1,487,192 as a charge to operations. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry.

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

     On October 11, 2001, the Company entered into an agreement with The Bio Balance Corp., a privately owned Delaware corporation ("Bio Balance"), pursuant to which the Company intends to acquire Bio Balance as a wholly-owned subsidiary in a stock-for-stock exchange (the "Transaction"), which will operate independently with its own officers, board of directors and financing.

     Bio Balance is a developmental stage company which owns "probiotic" technology and intellectual property and has engaged in research, development and limited marketing in Israel of a product for the treatment of gastrointestinal diseases and disorders in animals and humans, including
Irritable  Bowel  Syndrome  and  chronic  diarrhea.

     "Probiotics" are live microorganisms or microbial mixtures which are administered to the animal or human host to improve its microbial balance by stimulating the growth of healthy bacteria. Bio Balance has filed patent applications in Israel and the United States on its core technologies.

     Bio Balance's first product, BACTRIX(TM), which has undergone toxicity and animal studies in established laboratories in Israel, has received Israeli approval for veterinarian use and is expected to be available in Israeli pharmacies for human use in the near future. BACTRIX(TM) consists of a proprietary strain of non-pathogenic (i.e. non-toxic) M-17 Escherichia Coli ("E. coli") bacteria preserved in a proprietary vegetable extract formulation. There appears to be substantial evidence found in scientific literature supporting the beneficial effects of non-pathogenic E. coli.

     Bio Balance plans to comply with United States Food & Drug Administration requirements for the introduction of BACTRIX(TM) to the United States market as a prescription medical food or pharmaceutical drug in the belief that the extensive animal studies, and limited human studies, undertaken thus far in Israel and in the Soviet Union, have shown BACTRIX(TM) to be non-toxic and effective in dealing with IBS and chronic diarrhea symptoms.

     The terms of the Transaction require that Bio Balance complete a private placement of its securities in which it raises at least $6,000,000 in new equity for 3,000,000 shares (appx. 13.5%) of its common stock. The net proceeds of that transaction are to be used exclusively for the operations of Bio Balance. Similarly, the Company's revenues from its ongoing operations and its sources of financing (including its $4,000,000 line of credit) are to be used exclusively for its home health care business and related operations.

     The Company's six-seat Board of Directors will consist of four of the present directors, including the Company's president and secretary, and two directors appointed by Bio Balance. The terms of the existing employment agreements of the Company's president and secretary are expected to be extended for five years. See Item 9 - Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act - Employment Agreements; and Item 12 - Certain Relationships and Related Transactions.

     As  of  the proposed closing of the Transaction (expected to occur in April
2002), Bio Balance is expected to have issued and outstanding up to 22,333,334 shares (including up to 3,000,000 shares being sold in its private placement) and up to 710,000 common stock purchase warrants. The terms of the Transaction provide for a share-for-share exchange of Company shares and warrants for Bio
Balance shares and warrants following the Company's shareholders approving the Transaction together with an increase of its authorized shares of common stock from 50,000,000 to 100,000,000 and a 1 for 1.5 share reverse stock split, which would result in 2,868,069 issued and outstanding Company shares and 1,099,167 outstanding options and warrants. There will be approximately 25,200,000 issued and outstanding Company shares upon the closing of the Transaction.

     The Transaction provides for restrictions on the sale or transfer of approximately 17,400,000 of the Company shares being issued in exchange for Bio Balance shares. Approximately 9,000,000 shares will be restricted until the earlier of June 27, 2003 or one year after the effective date of the Company's Form S-4 Registration Statement (the "Effective Date"); 400,000 shares will be restricted until the earlier of August 10, 2003 or one year after the Effective Date; 990,000 shares will be restricted for a period of 150 days after the closing of the Transaction, 10% of those shares will be transferable between the120th day and the 150th day after the closing, following which an additional 7% of those shares will become unrestricted in each succeeding month; and 7,000,000 of the Company's shares will be restricted for a period of 180 days after the Effective Date. Similarly, all of the 1,501,985 (pre-split) Company shares (comprised of 1,169,899 shares owned of record and 332,086 shares issuable upon the conversion of issued and outstanding shares of the Company's Convertible Preferred Stock) held by its president and secretary will be restricted for a period of 120 days after the Effective Date, after which, while they are directors of the Company, they will be limited to sale or transfer of not more than10% of their shares per month. The restrictions on the shares owned by the president and secretary permits them, however, to make transfers to family trusts and registered charities providing the transferees abide by the restrictions imposed upon the transferors, except that registered charities will be limited to selling not more than 1,000 Company shares per trading day during a period ending120 days after the closing.

     New York State Department of Health ("DOH") regulations provide requirements for the licensing of home health care services agencies and significant transfers of their ownership. Any transfer to a person or entity of 10% or more of the capital stock generally requires some form of clearance by the New York State Public Health Council ("PHC"). Obtaining clearance generally involves a showing of good character and competence on the part of all of the officers and directors of the licensed company and any holder or transferee of 10% or more of the Company's stock. The Transaction is subject to compliance with these regulatory requirements. The Company has been advised that, since it is anticipated that no new shareholder or affiliated group will be acquiring 10% or more of the Company's issued and outstanding equity shares, and since the Company's board of directors will at closing have a majority of members who are current directors of the Company, there will be no "change of control" as contemplated by the applicable regulations and no application for approval by the DOH or PHC will be required.

     The Company is preparing and intends to file with the SEC a Form S-4 Registration Statement describing the exchange offer together with a proxy statement for distribution to its shareholders for the shareholders meeting to be held to obtain shareholder approval of the Transaction.

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

Infusion  Therapy

     The Company presently provides infusion therapy service to patients, utilizing pharmaceuticals provided by licensed suppliers. Management believes that the total market for home infusion therapy is continuing its growth and that increasing the provision of infusion therapy will build on the Company's strength in providing nursing services, because such therapies generally require administration by specialty nurses. The Company will also seek to supply infusion therapy patients with the other home health care services and therapies, which they often require and which are offered by the Company. However, there can be no assurance that the Company will expand its infusion therapy business or, if expanded that it will conduct such a business on a profitable basis.

Professional  Care  Resources

     The Company intends to expand its skilled nursing programs in order to meet the needs which management believes are being created by early discharge programs. The existing referral base utilized by the Company from the various agencies, insurance companies, social workers, case managers and physicians will be used to meet what management perceives to be a need not being met by the current pool of home health care agencies. The Company expects that the expansion of this program will require the hiring of an additional service directors with an extensive background in skilled nursing to assist the Directors of Nursing in each of the Company's branch offices. Additional support staff will also be required, as well as new training, materials, assistant directors, coordinators and marketing staff.

Organization  and  Operations

     The Company operates 24 hours a day, seven days a week, to receive referrals and coordinate services with physicians, case managers, patients and their families. The Company provides services through its 11 principal and branch offices and two recruitment and training, offices. The Company seeks to achieve economies of scale by having each branch office serve a large patient population. Each office conducts its own marketing efforts, negotiates contracts with referral sources, recruits and trains professionals and paraprofessionals and coordinates patient care and care givers. Each office is typically staffed with a branch manager, director of nursing, nursing supervisor, home care coordinators, clerical staff and nursing services staff.

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


Referral  Sources

     The Company obtains patients primarily through contracts, referrals from hospitals, community-based health care institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of the Company's net revenues in 2001. The Company generally conducts business with most of its institutional referral sources, including those referred to below, under one-year contracts which fix the rates and terms of all future referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to the Company and the Company bills the referral sources for services provided to patients. These contracts also generally designate the kinds of services to be provided by the Company's employees, liability insurance requirements, billing and recordkeeping responsibilities, complaint procedures, compliance with applicable laws, and rates for employee hours or days depending on the services to be provided. Approximately 220 such contracts were in effect as of December 31, 2001.

     In January 1999, the Company obtained a significant referral source from The City of New York to provide services for Medicaid patients residing in Brooklyn, New York. In October 1999, the Company was recommended for an award of an extension of up to six years. The annualized gross revenues to the Company during each of the years of contract implementation would be approximately $12 million, for a potential total $72 million over the life of the agreement. The revenue for year ended 2001 from this contract was approximately $15,000,000.

     One or more referring institutions have accounted for more than 5% of the Company's net revenues during the Company's last two fiscal years, as set forth in the following table:

                                        Percentage of Net Revenues
                                        --------------------------
Referring Institution                         2001       2000
----------------------                       ------     ------

New York City Medicaid (HRA)                 45.05%     37.58%
New Jersey Medical Assistance Program        14.53%     15.17%
County Departments of Social Services (1)     6.81%      6.60%
Beth Abraham Health Services                  6.37%      5.27%
Mount Sinai Medical Center                    4.94%      5.32%

     (1) The various county departments of social services are funded by the New York State Department of Health which, as of October 1, 1996, assumed the responsibility for the overall administration of Medicaid programs in New York formerly administered by the New York Department of Social Services.

     Overall, the Company's ten largest referring institutions accounted for approximately 88% of net revenues for 2001 and approximately 81.2% of net revenues for 2000.


Billing  and  Collection

     The Company screens each new case to determine whether adequate reimbursement will be available and has developed substantial expertise in processing claims. The Company makes a concerted effort to provide complete and accurate claims data to the relevant payer sources in order to accelerate the collectibility of its accounts receivable.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the year ended December 31, 2001 the companies DSO was 61 compared to 84 for the year ended December 31, 2000. The improvement of 23 days in DSO is the net effect of combining the New Jersey DSO of 30 days with the Home Attendant program DSO of 38 days and New York's DSO which are 103 days.

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

Reimbursement

     The Company is reimbursed for its services, primarily by referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State and New Jersey Medicaid programs constitute the Company's largest reimbursement source, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of the Company's referring institutions. For each of 1999 and 2001, payments from referring institutions which receive direct payments from Medicare and Medicaid, together with direct reimbursement to the Company from Medicaid, accounted for approximately 97% of net revenues. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 3% of net revenues for each of the calendar years 2000 and 2001.

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

Quality  Assurance

     The Company has established a total quality management program including a quality assurance program to ensure that its service standards are implemented and that the objectives of those standards are met. The Company believes that it has developed and implemented service standards that comply with or exceed the service standards required by JCAHO. The Company received "Accreditation" from JCAHO after its triannual survey in November 1997. In November 2000, New York Health Care was surveyed by JCAHO and received accreditation of its New York offices for the next three years (expiring in November 2003). New York Health Care did not seek JCAHO accreditation for it's New Jersey offices because it's not required by any of the contracts in that state. The Company believes that its reputation for quality patient care has been and will continue to be a significant factor in its success. An adverse determination by JCAHO regarding the Company on any branch office could adversely affect the Company's reputation and competitive position.

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

Home  Health  Care

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

Bio  Balance

     The business of Bio Balance, which the Company has entered into an agreement to acquire as a wholly-owned subsidiary, is subject to extensive regulation by the United States Food & Drug Administration ("FDA") and health authorities in foreign countries. Regulatory approval for Bio Balance's initial product is required before it can be marketed. Obtaining regulatory approval may involve, among other things, lengthy and detailed laboratory and clinical testing, manufacturing validation and other complex procedures. The approval process can be costly, time-consuming and subject to unexpected delays. The time frame for approval depends upon, among other things, whether the Bio Balance product is approved as a "medical food" (approval time could be as little as120 days) or as a medical drug (at least 2-3 years, including testing phases). The FDA has discretion in the approval process, and there can be no assurance when or whether the FDA will approve a product. The FDA may require additional information or additional clinical trials that could substantially delay approval of an application. Moreover, there can be no assurance that FDA approval will cover the clinical indications sought for a product or that it will not contain significant limitations in the form of warnings, precautions, or contra-indications. Even after approval, a marketed product is subject to continuing regulatory review and later discovery of previously unknown problems with the product or its manufacturers. A failure to comply with manufacturing or labeling requirements may also result in restrictions on a product or enforcement action against the manufacturer, including withdrawal of the product from the market. Any failure to obtain, or any material delay in obtaining, or later suspension or loss of, regulatory approval could materially and adversely affect Bio Balance's ability to generate product sales.


Competition

     The home health care market is highly fragmented and significant competitors are often localized in particular geographical markets. The Company's largest competitors include Gentiva Health Services, Premiere Health Services, National Home Health Care, Patient Care, Inc., and Personal Touch Home Care Services, Inc. The home health care business is marked by low entry costs. The Company believes that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which the Company presently competes in home health care have substantially greater financial and human resources than the Company. The Company also competes with many other small temporary medical staffing agencies.

     The home infusion therapy market is highly competitive and the Company expects that the competition will intensify. As the Company seeks to expand its provision of infusion therapy services, it will compete with a large number of companies and programs in the areas in which its facilities are located. Many of these are local operations servicing a single area; however, there are a number of large national and regional companies, including Gentiva Health Services, Coram Health Care Corp., and Tender Loving Care, Inc. In addition, certain hospitals, clinics and physicians, who traditionally may have been referral sources for the Company, have entered or may enter the market with local programs.

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

Employees

     On January 1, 2002, the Company had 1,821 employees, of whom 90 are salaried, including 3 executive officers, 17 administrators/branch managers, 12 nurses, 11 accounting staff, 13 clerical staff and 34 field staff supervisors. The remaining 1,731 employees are paid on an hourly basis and consist of professional and paraprofessional employees. None of the Company's employees are compensated on an independent contractor basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

Common  Stock

     The Company is authorized to issue up to 50,000,000 shares of Common Stock, $.01 par value each. The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors with the result that the holders of more than 50% of the shares of Common Stock can elect all of the directors. The holders of Common Stock are entitled to receive dividends when, and if declared by the Board of Directors out of funds legally available therefore. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock, as such, having no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. The Company currently has outstanding 3,696,730 shares of Common Stock.


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

Transfer  Agent

     Continental Stock Transfer & Trust Company, New York, New York, is the transfer agent for the shares of Common Stock.

ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company's principal place of business is a one-story commercial building of approximately 6,000 square feet located at 1850 McDonald Avenue, Brooklyn, New York 11223, which is leased from an unaffiliated person. The lease is for a period ending March 30, 2005. The rent is $6,327 per month and is subject to annual increases equal to 4% of the total prior year's monthly rent and all increases in real estate taxes for the original and renewal terms.

     The table below sets forth certain information with respect to each of the Company's existing branch and recruitment office locations, all of which are leased, from non-affiliated lessors.

                                                                 Lease  Terms
                                                                 ------------
                                            Approximate
                                   Opening    Square        Expiration       Annual
Location                            Date      Footage          Date        Rental(l)
---------------------------------  -------  -----------  ----------------  ----------

Kings County (2)(5)
Branch Office
1667 Flatbush Avenue
Brooklyn, NY 11210                   11/95        2,000          04/30/01  $   43,758

Kings County (6)
Branch Office
408 Jay Street, #401 & #402
Brooklyn, NY 11201                   07/01        4,000          06/30/06  $   25,800

Nassau County Office
175 Fulton Avenue
Hempstead, NY 11550                  09/93        1,600          10/31/03  $   24,225

Westchester County Office
6 Gramatan Avenue
Mt. Vernon, NY 10550                 12/96        2,000  (month to month)  $   25,603

Rockland County Office
49 South Main Street
Spring Valley, NY 10977              10/94        1,500  (month to month)  $   21,300

Orange County Office
45 Grand Street
Newburgh, NY 11250                   09/92        1,500          04/30/04  $   12,600

Jersey City Office
880 Bergen Avenue
Jersey City, NJ 07306                06/01        1,000          05/01/02  $    9,600

Bradley Beach Recruitment Office
716 Main Street
Bradley Brach, NJ  07720             09/01        1,000          05/30/02  $    9,000


Toms River Office
617 Highway 37 West
Toms River, NJ 08753                 02/98        2,400  (month to month)  $   33,000

Edison Office
629 Amboy Avenue
Edison, NJ 08837                     08/99        1,450          07/31/04  $   19,575

East Orange Office
60 Evergreen Place, #301B
East Orange, NJ 07018                11/01        3,000          08/31/06  $   33,000

Hackensack Office
193 Main Street, Suite 211
Hackensack, NJ 07601                 06/01         1200          05/31/03  $   12,000

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

(5)  The  Company  closed  this  facility  in  October  2001.

(6)  The  Company  opened  this  facility  in  October  2001.


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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted a shareholders for vote during the Company's fiscal year ended December 31, 2001.

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

Fiscal 2001     High   Low
--------------  -----  ----

First Quarter   2.938  0.594

Second Quarter   3.19  2.05

Third Quarter    5.25  2.70

Fourth Quarter   5.35  3.05

     At January 25, 2002, the Company had 92 holders of record and more than 486 beneficial holders of its shares of Common Stock. On January 25, 2002, the last sale price of the shares of Common Stock as reported by NASDAQ was $3.39 per share.


ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:
----------------------

          Fiscal year ended December 31, 2001 compared with fiscal year ended December 31, 2000.


     Revenues for the year ended December 31, 2001 increased 17% to approximately $34,321,000 from approximately $29,384,000 for the year ended December 31, 2000. Most of the increase is attributable to increased hours of service provided under the new HRA contract with the City of New York.

     Cost of professional care of patients for the year ended December 31, 2001 increased to 18% approximately $25,711,000 from approximately $21,698,000 for the year ended December 31, 2000. The increase resulted from hiring additional home health care personnel to service the increased business of the HRA contract. The cost of professional care of patients as a percentage of revenues increased 1.1% to approximately 74.9% for the year ended December 31, 2001 from approximately 73.8% for prior year ended December 31, 2000. The increase was primarily caused by the HRA contract, which provides a lower gross profit than the other contracts.

     Selling, general and administrative expenses for the year ended December 31, 2001 increased to approximately $7,198,000 from approximately $6,478,000 for the year ended December 31, 2000. The increase resulted primarily from the cost associated with the increased revenue. Selling, general and administrative expenses as a percentage of revenue decreased to 21% for the year ended December 31, 2001 from 22% for the year ended December 31, 2000.

     Interest expense for the year ended December 31, 2001 was approximately $130,000 as compared to approximately $322,000 for the year ended December 31, 2000. The decrease resulted from reduced borrowing against our line of credit made possible by improved collection efforts which lowered our DSO.

     The provision for federal, state and local taxes of $150,000 for the year ended December 31, 2001 is a result of income for this period compared of $182,000 is the result of the profit for the year as compared to the benefit for taxes of $35,000 for the year ended December 31, 2000.

     In view of the foregoing, the Company recognized a net profit of approximately $353,000 for the year ended December 31, 2001 as compared to a net loss of approximately $1,195,000 for the year ended December 31, 2000. While the income for the year ended December 31, 2001 was a result of increased sales, the loss for the year ended December 31, 2000 was attributable to the write-off of $1,487,000 for the impairment of intangible assets. If not for the one time write-off in the year 2000 of approximately $1,487,000 of intangible assets, the Company would have had a net profit of approximately $292,000 for the year ended December 31, 2000.

     The impairment of intangible assets was due to a decrease in revenue and projected reductions in revenue from the operations of certain offices located in New Jersey. The Company evaluated the ongoing value of its intangible assets associated with those acquisitions (which were made by the Company from December 1997 through February 1999) and based on those evaluations, at June 30, 2000, the Company has determined that intangible assets with a carrying amount of $1,688,000 were impaired. Accordingly, such amount was reduced by $1,487,000 to their estimated fair value by charge to operations. The goodwill write-off represented a per-share net loss of $.41 both on a basic and diluted. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry. There was no write-down for the impairment of intangible assets necessary for the year ended December 31, 2001.


Liquidity  and  Capital  Resources

     The Company's liquidity and capital resources are generated through internally generated funds, cash on hand and amounts available under its line of credit. The Company has recently established a new line of credit with a lending institution for $4,000,000 that expires November 28, 2002.

     For the year ended December 31, 2001, net cash provided by operations was $2,976,000 as compared to net cash provided by operations of $1,194,000 during the year ended December 31, 2000, an increase of $1,782,000. The $2,976,000 provided by operations for the year ended December 31, 2001 was principally due to the decrease in accounts receivable and unbilled services, increase in accrued payroll, increase in other payables and a net income for the period.

     Net cash used in investing activities for the year ended December 31, 2001 was approximately $20,000 for the acquisition of fixed assets. Net cash used by financing activities for the year ended December 31, 2001 totaled approximately $1,948,000, resulting from repayment of the credit line of $1,759,000, repayment of notes payable $125,000 off set by an decrease in bank overdraft of $85,000 and exercise of stock options of $21,000.

     As of December 31, 2001, approximately $5,503,000 (approximately 65%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $6,621,000 (approximately 76%) as of December 31, 2000, a decrease of 11%. The decrease is the direct result of a more aggressive collection effort and an increase in Medicaid business which has more favorable payment terms.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the year ended December 31, 2001 the Company's DSO was 61 compared to 84 for the year ended December 31, 2000. The improvement of 23 days in DSO is the net effect of combining the New Jersey DSO of 30 days with the Home Attendant program DSO of 38 days and New York's DSO of 103 days.

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

ITEM 7.   FINANCIAL STATEMENTS.


     (1)  FINANCIAL  STATEMENTS:

     Independent Auditors' Report.

     Consolidated  Balance  Sheet  at  December  31,  2001.

     Consolidated Statements of Operations for the Years Ended December 31, 2000 and 2001.

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000 and 2001.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 2001.

     Notes  to  Consolidated  Financial  Statements.

     (2)  FINANCIAL  STATEMENT  SCHEDULES.

     NONE

                           NEW YORK HEALTH CARE, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
New York Health Care, Inc.

We have audited the accompanying consolidated balance sheet of New York Health Care, Inc. and Subsidiary (the "Corporation") as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Health Care, Inc. and Subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America.




                                            M.R.  Weiser  &  Co.  LLP
                                            Certified  Public  Accountants



New  York,  NY
January  22,  2002

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                  A S S E T S

Current assets:
  Cash and cash equivalents                                      $1,007,444
  Accounts receivable, net of allowance for uncollectible
    amounts of $290,000                                           5,442,229
  Unbilled services                                                  60,828
  Prepaid expenses                                                   74,324
  Deferred tax asset                                                116,000
                                                                 -----------
      Total current assets                                        6,700,825

Property and equipment, net                                         292,059
Deferred tax assets                                                 117,000
Intangibles, net                                                  1,277,866
Deposits                                                             55,851
                                                                 -----------

      Total assets                                               $8,443,601
                                                                 ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                $2,779,297
  Line of credit                                                    130,472
  Current portion of lease obligations payable                       16,654
  Accounts payable and accrued expenses                             854,283
  Income taxes payable                                              160,000
  Due to HRA                                                        268,859
                                                                 -----------
      Total current liabilities                                   4,209,565
                                                                 -----------

Lease obligations payable, less current portion                      18,281
                                                                 -----------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized;
    590,375 shares issued                                             5,904
  Common stock, $.01 par value, 50,000,000 shares authorized;
    3,750,000 shares issued; 3,696,730 outstanding                   37,500
  Additional paid-in capital                                      4,737,640
  Deficit                                                          (516,698)
                                                                 -----------
                                                                  4,264,346
      Less: Treasury stock (53,270 common shares at cost)           (48,591)
                                                                 -----------
      Total shareholders' equity                                  4,215,755
                                                                 -----------

      Total liabilities and shareholders' equity                 $8,443,601
                                                                 ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For The Years Ended
                                                                  December 31,
                                                           --------------------------
                                                               2000          2001
                                                           ------------  ------------

Net patient service revenue                                $29,383,547   $34,320,710
                                                           ------------  ------------

Expenses:
  Professional care of patients                             21,698,189    25,711,247
  General and administrative                                 6,478,140     7,198,359
  Bad debts expense                                            398,856       586,499
  Impairment of goodwill                                     1,487,192
  Depreciation and amortization                                229,605       191,985
                                                           ------------  ------------
      Total operating expenses                              30,291,982    33,688,090
                                                           ------------  ------------

(Loss) income from operations                                 (908,435)      632,620

Nonoperating expenses:
  Interest expense                                            (322,046)     (129,734)
                                                           ------------  ------------

(Loss) income before (benefit) provision for income taxes   (1,230,481)      502,886
                                                           ------------  ------------

(Benefit) provision for income taxes:
  Current                                                       30,000       219,000
  Deferred                                                     (65,000)      (69,000)
                                                           ------------  ------------
                                                               (35,000)      150,000
                                                           ------------  ------------

Net (loss) income applicable to common stock               $(1,195,481)  $   352,886
                                                           ============  ============


Basic (loss) earnings per share                            $      (.33)  $       .10
                                                           ============  ============


Diluted  (loss) earnings per share                         $      (.33)  $       .07
                                                           ============  ============


Weighted average shares outstanding                          3,668,730     3,681,268
                                                           ============  ============

Diluted weighted average shares outstanding                  3,668,730     5,323,954
                                                           ============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                             NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001



                                  Common Stock      Preferred Stock  Additional     Treasury Stock       Retained
                               ------------------  ----------------    Paid-In    -------------------   Earnings/
                                Shares    Amount   Shares   Amount     Capital     Shares    Amount      Deficit        Total
                               ---------  -------  -------  -------  -----------  --------  ---------  ------------  ------------
Balance at January 1, 2000     3,750,000  $37,500  590,375  $ 5,904  $4,758,414    81,270   $(90,296)  $   325,897   $ 5,037,419

Net loss                                                                                                (1,195,481)   (1,195,481)
                               ---------  -------  -------  -------  -----------  --------  ---------  ------------  ------------

Balance at December 31, 2000   3,750,000   37,500  590,375    5,904   4,758,414    81,270    (90,296)     (869,584)    3,841,938

Exercise of options through the
  issuance of treasury stock
  (during July through
  December) (at an average
  exercise price of $.75 per
  share)                                                                (20,774)  (28,000)    41,705                      20,931

Net income                                                                                                 352,886       352,886
                               ---------  -------  -------  -------  -----------  --------  ---------  ------------  ------------

Balance at December 31, 2001   3,750,000  $37,500  590,375  $ 5,904  $4,737,640    53,270   $(48,591)  $  (516,698)  $ 4,215,755
                               =========  =======  =======  =======  ===========  ========  =========  ============  ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                       NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Years Ended
                                                                  December 31,
                                                           --------------------------
                                                               2000          2001
                                                           ------------  ------------
Cash flows from operating activities:
  Net (loss) income                                        $(1,195,481)  $   352,886
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                            229,605       191,985
      Bad debts expense                                        398,856       586,499
      Deferred tax credit                                      (65,000)      (69,000)
      Impairment of goodwill                                 1,487,192
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable and
          unbilled services                                   (655,341)      531,786
        (Increase) decrease in prepaid expenses                 (7,293)       46,771
        Decrease in prepaid income taxes and
           income tax receivable                               154,906
        Increase in deposits                                    (1,082)       (2,043)
        Increase in accrued payroll                          1,157,449       651,673
        Increase in accounts payable and accrued expenses       11,482       256,672
        (Decrease) increase in due to HRA                     (321,544)      268,859
        Increase in income taxes payable                                     160,000
                                                           ------------  ------------
          Net cash provided by operating activities          1,193,749     2,976,088
                                                           ------------  ------------

Cash flows from investing activities:
  Acquisition of fixed assets                                  (38,708)      (20,252)
                                                           ------------  ------------
          Net cash used in investing activities                (38,708)      (20,252)
                                                           ------------  ------------

Cash flows from financing activities:
  Repayments of line of credit                                (960,608)   (1,758,920)
  Repayment of long-term debt                                 (376,577)     (125,373)
  Bank overdraft                                                85,030       (85,030)
  Exercise of options                                                         20,931
                                                           ------------  ------------
          Net cash used in financing activities             (1,252,155)   (1,948,392)
                                                           ------------  ------------

Net (decrease) increase in cash and cash equivalents           (97,114)    1,007,444

Cash and cash equivalents at beginning of year                  97,114           -0-
                                                           ------------  ------------

Cash and cash equivalents at end of year                   $       -0-   $ 1,007,444
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

     REVENUE  RECOGNITION:

     The Corporation recognizes net patient service revenue on the date services are rendered. Unbilled services represent amounts due for services rendered, which were not billed at the end of each period.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the Preferred Stock from the date of its issuance. During the year ended December 31, 2001, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the Corporation's common stock during that period. Common shares issuable as a result of the assumed conversion of the Corporation's Preferred Stock were also included in the computation of diluted earnings per share. Due to a loss in 2000, the options, warrants, and Convertible Preferred Stock are not included in the computation of diluted loss per share because the effect would be to reduce the loss per share.

     OTHER  ACCOUNTING  PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS 141 is effective for the Company July 1, 2001. SFAS 142 will be effective for the Company January 1, 2002. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations. The Company is currently evaluating the impact of SFAS 141, 142, 143 and 144.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   PROPERTY  AND  EQUIPMENT:

     Property  and  equipment  consist  of  the  following at December 31, 2001:

           Machinery and equipment                         $408,175
           Furniture and fixtures                           209,796
           Leasehold improvements                           131,955
                                                           --------
                                                            749,926

           Less accumulated depreciation and amortization   457,867
                                                           --------

                                                           $292,059
                                                           ========

     At December 31, 2001, the amounts shown above include assets of approximately $79,550 under capitalized leases and accumulated depreciation of approximately $47,750, relating thereto.

3.   IMPAIRMENT  OF  INTANGIBLE  ASSETS:

     Due to a decrease in revenue during 2000 and prior, and projected additional reductions in revenue from the operations of certain offices located in New Jersey, at June 30, 2000 the Corporation evaluated the ongoing value of its intangible assets associated with those acquisitions, which were made by the Corporation from December 1997 through 2000. Based on this evaluation, the Corporation determined that intangible assets with a carrying amount of $1,688,134 were impaired. Accordingly, such amount was reduced by $1,487,192 to their estimated fair value by a charge to operations. For the year ended December 31, 2000, the impairment charge represented a per-share net loss of $.41 both on a basic and diluted basis. Estimated fair value was determined based on the management's evaluation of current purchases of similar companies in the home health care industry. The Corporation has determined that no additional write-down for impairment of intangible assets is necessary at December 31, 2001.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   INTANGIBLES:

     Intangibles  consist  of  the  following  at  December  31,  2001:

                                                        Lives
                                                      ---------
           Goodwill                       $1,396,712  25 years
           Contract value                     60,217  10 years
           Customer lists                     38,470  10 years
                                          ----------
                                           1,495,399

           Less accumulated amortization     217,533
                                          ----------

                                          $1,277,866
                                          ==========

5.   LINE  OF  CREDIT:

     The Corporation has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that certain ratios be maintained. At December 31, 2001, $130,472 was outstanding. Borrowings under the agreement bear interest at prime plus 2 1/2% (7.25% at December 31, 2001).

6.   LEASE  OBLIGATIONS  PAYABLE:

     Lease  obligations  payable consists of the following at December 31, 2001:

         Capitalized  computer  equipment  lease,  payable  in  equal monthly installments of approximately $1,100, including
           principal  and  interest  through  December  2003,
           collateralized  by  computer  equipment  costing
           approximately  $51,400                                        $22,952

         Capitalized  phone  system  lease,  payable in equal monthly installments of approximately $600, including principal
           and  interest  through  October 2003, collateralized by
           the  phone  system costing approximately $28,150               11,983
                                                                        --------
                                                                          34,935
          Less  current  maturities                                       16,654
                                                                        --------

                                                                         $18,281
                                                                        ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following are maturities of capitalized leases:

           2002                                       $20,000
           2003                                        19,000
                                                     --------

     Total minimum future payments                    39,000

     Less amounts representing interest               (4,000)
                                                     --------

     Present value of net minimum payments           $35,000
                                                     ========

     Interest rates on capitalized leases vary from 10.3% to 11.0%.

7.   INCOME  TAXES:

     The components of deferred tax assets as of December 31, 2001 are as follows:

      Deferred tax assets current:
         Accounts receivable reserve                           $116,000
                                                               ========

      Deferred tax assets non-current:
         Property and equipment                                $  7,000
         Intangibles                                            110,000
                                                               --------

                                                               $117,000
                                                               ========

     The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment, and using statutory lives for intangibles for tax purposes. At December 31, 2001, the Corporation has computed a deferred tax asset in the amount of $547,000 and has provided a valuation allowance of $314,000 (all related to impairment of intangible assets) on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits. Upon a return to profitability during the year ended December 31, 2001, the valuation allowance was decreased by $70,000 to reflect a reduction in the uncertainty regarding realization. Such amount was reflected as a reduction of the provision for deferred taxes 2001.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The historical (benefit) provision for income taxes is comprised of the following:

                                   2000     2001
                                ---------  ---------
            Current:
                 Federal        $(15,000)  $128,000
                 State            45,000     91,000
                                ---------  ---------
                                  30,000    219,000
                                ---------  ---------

            Deferred:
                 Federal         (58,500)   (62,100)
                 State            (6,500)    (6,900)
                                ---------  ---------
                                 (65,000)   (69,000)
                                ---------  ---------

                                $(35,000)  $150,000
                                =========  =========

     The statutory Federal income tax rate and the effective rate of the benefit for income taxes is reconciled as follows:

                                                          2000       2001
                                                        ---------  ---------
            Statutory Federal income tax rate               (34)%       34%
            State taxes, net of Federal tax benefit         (10)        10
            Valuation allowance                              31        (14)
            Other                                            10
                                                        ---------  ---------

                                                             (3)%       30%
                                                        ---------  ---------

8.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     As of December 31, 2001, the carrying amount of accounts receivable, unbilled services, accounts payable and accrued expenses and accrued payroll approximates fair value due to the short-term maturities of these instruments.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   THIRD-PARTY  RATE  ADJUSTMENTS  AND  REVENUE  AND  CERTAIN
     CONTRACTS:

     Approximately 7% of net patient service revenue was derived under New York State third-party reimbursement programs during each of the years ended December 31, 2000 and 2001. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Differences between current rates and subsequent revisions will be reflected in the statement of operations in the year revisions are calculated.

     The Corporation has an agreement with the City of New York acting through the Department of Social Services of The Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA. Per the agreement with HRA, if the Corporation incurs direct costs of home attendant services below the maximum allowable amount per the contract, the Corporation must repay the difference to HRA, subject to final audit by the City of New York. As of December 31, 2001, the amount due to HRA amounted to $268,859.

10.  PERFORMANCE  INCENTIVE  PLAN,  OPTIONS AND 401(K) PLAN:

     PERFORMANCE  INCENTIVE  PLAN:

     On March 26, 1996, the Corporation's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). Under the terms of the amended Option Plan, 1,482,500 shares of common stock may be granted at December 31, 2001. The Option Plan will be administered by the Compensation Committee which was appointed by the Board of Directors. The Committee will determine which key employee, officer or director on the regular payroll of the Company, shall receive stock options. Granted options are exercisable in commencing six months after the date of grant, and expire up to ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

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

     During the year ended December 31, 2001, employees exercised 28,000 options at exercise prices ranging from $.59 to $1.63 per share.

     Activity in stock options, and warrants including those outside the Performance Incentive Plan, is summarized as follows:

                                              Shares Under     Weighted Average
                                            Options/Warrants   Exercise Price
                                            -----------------  ---------------
Balance at December 31, 1999                         845,750   $          1.93

Options and warrants granted                         420,000               .52
Options cancelled                                    (16,000)              .98
                                            -----------------

Balance at December 31, 2000                       1,249,750              1.48

Options and warrants granted                         450,000               .62

Options exercised                                    (28,000)              .75

Options cancelled/expired                           (100,500)             4.82
                                            -----------------

Balance at December 31, 2001                       1,571,250   $           .94
                                            =================

Eligible for exercise at December 31, 2001         1,571,250   $           .94
                                            =================

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2001.

                          Options Outstanding/Warrants           Options/Warrants Exercisable
                 ----------------------------------------------  ----------------------------
                                                                                Weighted
                                    Weighted                                    Average
                   Options/         Average         Weighted       Options/     Options/
   Range of        Warrants       Remaining         Average        Warrants      Warrants
Exercise Price   Outstanding  Contractual Life  Exercise Price   Exercisable   Exercisable
---------------  -----------  ----------------  ---------------  ------------  ------------
  $3.00              93,750        5.25 years  $          3.00        93,750  $       3.00
$1.63-$1.79         224,000        4.54 years  $          1.71       224,000  $       1.71
$.94-$1.03          152,000        4.70 years  $           .98       152,000  $        .98
$.63-$.69           220,000        5.27 years  $           .65       220,000  $        .65
$.50-$.55           400,000        6.50 years  $           .53       400,000  $        .53
$.59-$.65           411,500        7.43 years  $           .62       411,500  $        .62
  $1.63              10,000        6.50 years  $          1.63        10,000  $       1.63
   $.63              20,000        3.00 years  $           .63        20,000  $        .63
   $.50              20,000        4.00 years  $           .50        20,000  $        .50
   $.60              20,000        5.00 years  $           .60        20,000  $        .60
                 -----------                                     ------------

                  1,571,250        5.95 years   $          .94     1,571,250   $       .94
                 ===========                                     ============

     The Corporation does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 2000 and 2001 was $213,400 and $269,000, respectively. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 2000 and 2001: expected volatility of 161% and 153%; risk-free interest rates of 5.85% in 2000 and 2.43% in 2001 and expected lives of approximately 7.5 years for the years ended 2000 and 2001. Had compensation expense been determined based on the fair value of the options on the grant dates, the Corporation's net loss would have been increased by $213,400 ($.06 basic and diluted loss per share) in 2000 and its net income would have been decreased by $269,000 ($.07 basic earnings and $.05 diluted earnings per share) in 2001.

     401  (K)  PLAN:

     NYHC maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Corporation currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participants salary. The Plan also provides for certain discretionary contributions by the Corporation as determined by the Board of Directors. The Corporation's contributions offset by unvested forfeiture matching funds amounted to $56,000 and $22,000 for the years ended December 31, 2000 and 2001, respectively.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  COMMITMENTS,  CONTINGENCIES  AND  OTHER  COMMENTS:

     LEASE  COMMITMENTS:

     The Corporation leases office space under noncancellable operating leases in New York and New Jersey that expire between April 2002 and October 2006.

     At December 31, 2001, future minimum lease payments due under operating leases approximate:

              2002                             $ 272,000
              2003                               235,000
              2004                               190,000
              2005                                99,000
              2006                                47,000
                                               ---------

             Total minimum future payments     $ 843,000
                                               =========

     Rental expense charged to operations was approximately $356,000 and $370,000 for the years ended December 31, 2000 and 2001, respectively.

     EMPLOYMENT  AGREEMENTS:

     On November 10, 1999, the Corporation entered into employment agreements with two officers, with terms beginning December 27, 1999 expiring in 2004. The agreements call for an initial aggregate annual compensation of approximately $420,000 with an annual increase of 10% and provide for certain additional benefits. On February 1, 2001, the Compensation Committee approved a bonus of $100,000 to be paid to the two officers for the year ended December 31, 2000; such amount has been accrued as of December 31, 2000. On January 16, 2002, the Compensation Committee approved a bonus of $250,000 to be paid to the two officers, for the year ended December 31, 2001; such amount has been accrued as of December 31, 2001.

     BONUS  PLAN:

     The Corporation has established a bonus plan pursuant to which 10% of the Corporation's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided upon by the Corporation's Compensation Committee. There was no bonus accrual for 2000 due to a net loss for the year. A bonus of $56,000 has been accrued as of December 31, 2001.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     CONCENTRATIONS  OF  CREDIT  RISK:

     Financial instruments which potentially subject the Corporation to concentrations of credit risk consist of temporary cash investments which from time-to-time exceed the Federal depository insurance coverage and commercial accounts receivable. The Corporation has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents exceeding federally insured limits approximated $1,251,000 at December 31, 2001. The Corporation does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

     MAJOR  CUSTOMERS:

     Two major customers accounted for approximately 53% and 60% of net patient service revenue for the years ended December 31, 2000 and 2001, respectively. In addition, the Corporation has three customers whose accounts receivable balance represent approximately 52% of accounts receivable at December 31, 2001.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  RELATED  PARTY  TRANSACTION:

     The Corporation leased one of its offices from an affiliated company. The lease expired on October 31, 2001. Rent expense for the years ended December 31, 2000 and 2001 amounted to approximately $44,000 and $35,000, respectively.

     One of the Corporation's directors provides consulting services on an as needed basis. Consulting expense to the director amounted to $12,000 for the years ended December 31, 2000 and 2001.

     At December 31, 2000, the Corporation had a promissory note payable to a related party. The note bore interest at prime plus 1% and was paid in full during January 2001.

13.  SHAREHOLDERS'  EQUITY:

     PREFERRED  STOCK:

     The Board of Directors authorized 590,375 shares of Class A Convertible Preferred Stock. The holders of the Preferred Stock shall be entitled to a dividend equal to 9% of the purchase price for shares of the Preferred Stock before any dividend is paid on Common Stock. Dividends may be declared quarterly at the discretion of the Board of Directors commencing with the first calendar quarter of 2000 and are not cumulative. The holders of Preferred Stock receive no preference on liquidation and such shares may be converted into one share of Common Stock at any time.

     WARRANTS:

     In connection with the initial public offering of the Corporation's Common Stock, the underwriter acquired for nominal consideration warrants to purchase an aggregate of 125,000 shares of Common Stock. The warrants are exercisable at a price of $5.20 for a period of four years commencing one year from December 20, 1996. These warrants grant to the holder certain "piggyback" registration rights for a period of seven years from December 20, 1997, and demand registration rights for a period of seven years from December 20, 1996 with respect to the registration under the Securities Act of the securities issuable upon the exercise of the warrants. These warrants have expired as of December 31, 2001.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On December 18, 2000, the Corporation granted two of its board members a warrant for each to purchase up to 10,000 shares of Common Stock at an exercise price of $.50 per share which was not less than the fair market value on date of grant during a period commencing June 18, 2000 and concluding December 18, 2005.

     On January 2, 2001, the Corporation granted two of its board members a warrant for each to purchase up to 10,000 shares of Common Stock at an exercise price of $.60 per share which was not less than the fair market value on date of grant during a period commencing July 2, 2001 and concluding January 2, 2006.

     TREASURY  STOCK:

     The Corporation issued treasury stock for the exercise of options that occurred during the period July through December 2001. The Corporation assigned a cost to the treasury stock based on the first-in, first-out method.

     RESERVES:

     The Corporation has reserved an aggregate of 1,648,750 shares of Common Stock for the exercise of options under the Option Plan referred to in Note 10 and warrants.

14.  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                             For the Years Ended
                                                 December 31,
                                              --------  --------
                                                2000      2001
                                              --------  --------

     Cash paid during the year for:
          Interest                            $350,105  $131,709
                                              ========  ========

          Income taxes                        $  7,133  $ 81,719
                                              ========  ========

     Supplemental disclosure of noncash financing activities:

     The Corporation issued 28,000 shares of treasury stock in connection with the exercise of stock options which reduced additional paid-in capital by $20,774.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.  (LOSS)  EARNINGS  PER  SHARE:

     (Loss) earnings per share are computed as follows:

                                                                  For The Years Ended
                                                                      September 30,
                                                                ------------------------
                                                                    2000         2001
                                                                ------------  ----------
Basic and diluted (loss) earnings
  per share:

(Loss) Earnings:
    Net (loss) income applicable to common stock                $(1,195,481)  $  352,886
                                                                ============  ==========

  Shares:
  Weighted average number of common shares outstanding - basic    3,668,730    3,681,268
  Effect of dilutive options                                                   1,052,311
  Effect of dilutive convertible preferred stock                                 590,375
                                                                ------------  ----------

  Diluted weighted average shares outstanding                     3,668,730    5,323,954
                                                                ============  ==========

  Basic (loss) earnings per share                               $      (.33)  $      .10
                                                                ============  ==========

  Diluted (loss) earnings per share                             $      (.33)  $      .07
                                                                ============  ==========

16.  PROPOSED  ACQUISITION:

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Agreement provides for Bio Balance's shareholders exchanging at least 90% of their shares and 100% of their options for common stock and options of the Corporation in a share for share transaction. Just prior to the proposed closing presently expected to occur in April 2002, Bio Balance is expected to have approximately 22,350,000 shares of common stock issued and outstanding and the Corporation is expected to have approximately 4,000,000 issued and outstanding shares of common stock, options and warrants (after a 1 for 1.5 share reverse split). After the proposed closing, the shareholders of Bio Balance are expected to own approximately 90% of the common stock of the Corporation.

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

ITEM 8.   CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.

          NONE



                                    PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     The executive officers and directors of the Company are as follows:

Name                 Age                  Position
-------------------  ---  -----------------------------------------------
 Jerry Braun          44  President, Chief Executive Officer and Director

 Jacob Rosenberg      44  Vice President, Chief Operating Officer,
                          Chief Financial and Accounting Officer,
                          Secretary and Director

 Hirsch Chitrik       73  Director

 Sid Borenstein       48  Director

 H. Gene Berger       61  Director

 Charles J. Pendola   56  Director

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

     Charles J. Pendola has been a director of the Company since February 1998. Since March 2000, Mr. Pendola has been the President of DLJ Managed Plans Corporation, a division of an investment banking firm; he is also Senior Vice President of Black Mountain Management, a management consulting firm. Mr. Pendola has been an independent management consultant to various organizations in the health care industry since April 1997. From August 1996 to March 1997 Mr. Pendola was the president and chief executive officer of First Medical Corporation, an international health care management firm providing services to health care networks, managed care organizations and independent health providers in the United States and Europe. From April 1989 to June 1996, Mr. Pendola was the president and chief executive officer of Preferred Health Network, a not-for-profit corporation which managed a diversified group of health care providers and health related organizations including five acute care hospitals and 20 ambulatory care centers. Mr. Pendola is a certified public accountant.

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

     The Company's Board of Directors met three times during the fiscal year ended December 31, 2001 and also took action in lieu of meetings by executing unanimous written consents.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     The following directors of the Company were late in filing reports required by Section 16(a) of the Securities Exchange Act of 1934:

     Jerry Braun was late in filing two reports concerning two transactions during the Company's fiscal year ended December 31, 2001.

     Jacob Rosenberg was late in filing one report concerning one transaction during the Company's fiscal year ended December 31, 2001.

     Sid Borenstein was late in filing three reports concerning three transactions during the Company's fiscal year ended December 31, 2001.

     Hirsch Chitrik was late in filing one report concerning one transaction during the Company's fiscal year ended December 31, 2001.

     H. Gene Berger was late in filing two reports concerning two transactions during the Company's fiscal year ended December 31, 2001.

     Charles J. Pendola was late in filing one report concerning one transaction during the Company's fiscal year ended December 31, 2001.

ITEM 10.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
--------------------------

          The following table sets forth, for the fiscal years ended December 31, 1999, 2000 and 2001, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served.

                                         ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                         -------------------          ----------------------
                                                                                    AWARDS                        PAYOUTS
NAME AND                                                                            ------                        -------
PRINCIPAL POSITION (1)                                         OTHER ANNUAL        RESTRICTED       SECURITIES
          ------------                                       -----------------  ----------------    UNDERLYING       LTIP
                                YEAR   SALARY    BONUS ($)   COMPENSATION ($)   STOCK AWARDS ($)   OPTIONS/SARS   PAYOUTS (#)
                                ----  ---------  ----------  -----------------  ----------------  --------------  -----------
                                         ($)
                                      ---------
Jerry Braun (1)                 1999  $ 212,395  $   37,000  $      25,081 (1)                    773,750 Shares
  President and Chief           2000  $ 251,290  $        0  $      38,893 (1)
  Executive Officer             2001  $ 256,710  $        0  $      45,111 (1)
------------------------------  ----  ---------  ----------  -----------------  ----------------  --------------  -----------
Jacob Rosenberg (2)             1999  $ 169,726  $   25,000  $      25,314 (2)                    680,000 Shares
  Chief Operating Officer and   2000  $ 210,149  $        0  $      34,839 (2)
  Chief Financial Officer       2001  $ 213,252  $        0  $      45,145 (2)
------------------------------  ----  ---------  ----------  -----------------  ----------------  --------------  -----------

NAME AND
PRINCIPAL POSITION (1)
          ------------              ALL OTHER
                                COMPENSATION ($)
                                -----------------
Jerry Braun (1)
  President and Chief
  Executive Officer             $      50,000 (3)
------------------------------  -----------------
Jacob Rosenberg (2)
  Chief Operating Officer and
  Chief Financial Officer       $      50,000 (3)
------------------------------  -----------------


(1) Includes $22,769, $18,343 and $15,898 of medical insurance premiums paid on behalf of such individual for each of the years ended 2001, 2000 and 1999 respectively, $17,342, $15,550 and $9,184 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 2001, 2000 and 1999 and $5,000 in expense allowance for each of the fiscal years ended 2001, 2000 and 1999.

(2) Includes $22,769, $18,343 and $15,898 of medical insurance premiums paid on behalf of such individual for each of the years ended 2001, 2000 and 1999 respectively, $17,376 , $11,496 and $9,416 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 2001, 2000 and 1999 and $5,000 in expense allowance for each of the fiscal years ended 2001, 2000 and 1999.

(3) This compensation was accrued in 2000 and paid in 2001. This compensation is not the same as the 10% pre-tax bonus.

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

     To date, options have been granted under the plan for a total of 1,407,500 shares. The Option Plan is administered by a Compensation Committee appointed by the Board of Directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

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

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

--------------------------------------------------------------------------------
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or    Expiration
Name              Granted        Fiscal Year    Base Price     Date
---------------  --------------  -------------  ------------  -------------
Jerry Braun      100,000 Shares            25%  $  .60/Share  Jan 1, 2006
                 100,000 Shares            25%  $  .65/Share  Jan 1, 2011

Jacob Rosenberg  100,000 Shares            25%  $  .60/Share  Jan 1, 2006
                 100,000 Shares            25%  $  .65/Share  Jan 1, 2010
---------------------------------------------------------------------------

              Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

--------------------------------------------------------------------------------
                                                     Number of
                                                     Securities       Value of
                                                     Underlying       Unexercised
                                                     Unexercised      In-the-Money
                                                     Options/SARs at  Options/SARs at
                                                     Fiscal Year-End  Fiscal Year-End
                  Shares Acquired                    Exercisable/     Exercisable/
Name              on Exercise       Value Realized   Unexercisable    Unexercisable
---------------  ----------------  ---------------  ----------------  ----------------
Jerry Braun                                          93,750/0 Shares  $
                                                     55,000/0 Shares  $
                                                     55,000/0 Shares  $          6,875
                                                     35,000/0 Shares  $         25,137
                                                     35,000/0 Shares  $         28,420
                                                     50,000/0 Shares  $         53,125
                                                     50,000/0 Shares  $         56,250
                                                    100,000/0 Shares  $         50,000
                                                    100,000/0 Shares  $         55,000
                                                    100,000/0 Shares  $         60,000
                                                    100,000/0 Shares  $         65,000


Jacob Rosenberg                                      55,000/0 Shares                 -
                                                     55,000/0 Shares  $          6,875
                                                     35,000/0 Shares  $         25,137
                                                     35,000/0 Shares  $         28,420
                                                     50,000/0 Shares  $         53,125
                                                     50,000/0 Shares  $         56,250
                                                    100,000/0 Shares  $         50,000
                                                    100,000/0 Shares  $         55,000
                                                    100,000/0 Shares  $         60,000
                                                    100,000/0 Shares  $         65,000


     Other than the stock options described in the tables above, the Company has not issued any options to officers and directors under the Option Plan, or otherwise, except common stock purchase warrants issued to two outside directors during 1999, 2000 and 2001.
     On November 12, 1999, the Registrant issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola, which are directors of the Registrant. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Registrant's $.01 par value common stock at an exercise price of $.625 per share at any time commencing May 12, 2000 up until November 12, 2004.
     On December 18, 2000, the Company issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $.50 per share at any time commencing June 18, 2001 up until December 18, 2005.
     On January 2, 2001, the Company issued warrants pursuant to warrant agreements with each of H. Gene Berger and Charles J. Pendola. Each warrant provided that the holder could purchase up to an aggregate of 10,000 shares of the Company's $.01 par value common stock at an exercise price of $.60 per share at any time commencing July 2, 2001 up until January 2, 2006.

     The Company does not have any other existing stock option or other deferred compensation plans, but may adopt such plans in the future.



ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT.

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of January 27, 2002 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock,
(ii) each of the Company's directors and (iii) all officers and directors as a group:

                              Shares         Percentage
Name and Address of           Beneficially   of Stock
Beneficial Owner              Owned(l)       Outstanding(l)
----------------------------  -------------  --------------

Jerry Braun (2)(9)                1,800,639          42.11%
929 East 28th Street
Brooklyn, NY  11210


Jacob Rosenberg (3)(9)            1,140,096          26.67%
932 East 29th Street
Brooklyn, NY  11210

Samson Soroka(4)                    551,606          12.90%
1228 East 22nd Street
Brooklyn, NY  11210

Hirsch Chitrik(5)                   604,075          14.13%
1401 President Street
Brooklyn, NY  11213

Sid Borenstein(6)                   108,019           2.53%
1246 East 10th Street
Brooklyn, NY  11230

H. Gene Berger (7)                   41,100            .96%
11 Fenimore Drive
Scotch Plains, NJ 07076

Charles J. Pendola(8)                30,000            .70%
18 Guild Court
Plainview, NY 11803-3932

All officers and directors
as a group (6 persons)(1)(2)
(3)(5)(6)(7)(8)                   4,275,535          80.30%


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

(2) Includes a total of 773,750 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Braun and 221,391 shares issuable upon the conversion of shares of Class A Convertible Preferred Stock.


(3) Includes a total of 680,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Rosenberg and 110,695 shares issuable upon the conversion of his shares of Class A Convertible Preferred Stock.

(4) Includes 110,695 shares of Common Stock issuable upon the conversion of Mr. Soroka's shares of Class A Convertible Preferred Stock.

(5) Includes 118,075 shares of Common Stock issuable upon the conversion of Mr. Chitrik's shares of Class A Convertible Preferred Stock.

(6) Includes 29,519 shares of Common Stock issuable upon the conversion of Mr. Borenstein's shares of Class A Convertible Preferred Stock.

(7) Includes 40,000 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants granted to Mr. Berger.

(8) Includes 30,000 shares of Common Stock issuable upon the exercise of a common stock purchase warrant granted to Mr. Pendola.


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

10.41 Agreement between the Company and Heart to Heart Health Care Services, Inc. dated August 6, 1998.(5)

10.42 Agreement between the Company and Heart to Heart Health Care Services, Inc. dated July 29, 1999. (6)

10.43 Employment Agreement by and between the Company and Jerry Braun dated November 12, 1999. (7)

10.44 Employment Agreement by and between the company and Jacob Rosenberg dated November 12, 1999. (7)

10.45 Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and Heller Healthcare Finance, Inc. dated November 28, 2000. (8)

10.46 Revolving Credit Note dated November 28, 2000 from New York Health Care, Inc. and NYHC Newco Paxxon, Inc. as Borrowers to the order of Heller Healthcare Finance, Inc. as Lender. (8)

10.47 Stock For Stock Exchange Agreement between the Company and The Bio Balance Corp. dated October 11, 2001.(9)

__________________________

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

(8) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K Report Filed December 8, 2000.

(9) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K Report Filed November 6, 2001.

New York Health Care, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request, provided that the holder pays to New York Healthcare, Inc. a fee compensating
it  for  its  reasonable   expenses  in  furnishing  the  exhibits  requested.

(b)  Reports  on  Form  8-K/A.
     The  company  filed  a  report  on  Form  8-K/A  on  November  6,  2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February  4, 2002
                                           NEW YORK HEALTH CARE, INC.


                                           By:  /s/  Jerry  Braun
                                           -------------------------------------
                                           Jerry  Braun
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry Braun         President, Chief Executive               February  4, 2002
----------------------  Officer and Director
Jerry Braun


/s/ Jacob Rosenberg     Vice President, Chief Operating          February  4, 2002
----------------------  Officer, Chief Financial and Accounting
Jacob Rosenberg         Officer, Secretary, Director


/s/ Hirsch Chitrik      Director                                 February  4, 2002
----------------------
Hirsch Chitrik


/s/ Sid Borenstein      Director                                 February  4, 2002
----------------------
Sid Borenstein


/s/ H. Gene Berger      Director                                 February  4, 2002
----------------------
H. Gene Berger


/s/ Charles J. Pendola  Director                                 February  4, 2002
----------------------
Charles J. Pendola