Form 10KSB/A
period 2001-12-31
NEW YORK HEALTH CARE INC
filed 2002-02-04
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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

     The provision for federal, state and local taxes of $150,000 for the year ended December 31, 2001 is a result of income for this period compared to the benefit for taxes of $35,000 for the year ended December 31, 2000, which was due to a loss.

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

10.  PERFORMANCE  INCENTIVE  PLAN,  OPTIONS AND 401(K) PLAN:

     PERFORMANCE  INCENTIVE  PLAN:

     On March 26, 1996, the Corporation's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). Under the terms of the amended Option Plan, 1,482,500 shares of common stock may be granted at December 31, 2001. The Option Plan will be administered by the Compensation Committee which was appointed by the Board of Directors. The Committee will determine which key employee, officer or director on the regular payroll of the Company, shall receive stock options. Granted options are exercisable commencing six months after the date of grant, and expire up to ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

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