Form 10-Q
period 2002-03-31
NEW YORK HEALTH CARE INC
filed 2002-05-14
CIK 1018354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:    March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:           to          .
                                    -----------   ----------


                           Commission File No. 1-12451

                           NEW YORK HEALTH CARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                   New York                               11-2636089
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

     1850 McDonald Avenue, Brooklyn, New York                11223
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,698,730

     Transitional Small Business Disclosure Format (check one);
Yes [ ]   No [X]

--------------------------------------------------------------------------------

                                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                                   CONSOLIDATED BALANCE SHEET
                                                          A S S E T S


                                                                                           December 31, 2001    March 31, 2002
                                                                                          -------------------  ----------------
                                                                                                (Note 1)         (Unaudited)
Current assets:
  Cash and cash equivalents                                                               $        1,007,444   $     1,229,738
  Due from lending institution                                                                                         311,198
  Accounts receivable, net of allowance for uncollectible
    amounts of $290,000 at December 31, 2001 and
    $319,000 at March 31, 2002                                                                     5,442,229         5,164,895
  Unbilled services                                                                                   60,828            76,978
  Prepaid expenses                                                                                    74,324            75,082
  Deferred tax asset                                                                                 116,000           128,000
                                                                                          -------------------  ----------------
        Total current assets                                                                       6,700,825         6,985,891

Property and equipment, net                                                                          292,059           266,068
Deferred tax assets                                                                                  117,000           122,000
Intangibles, net                                                                                   1,277,866         1,274,441
Deposits                                                                                              55,851            53,707
                                                                                          -------------------  ----------------
        Total assets                                                                      $        8,443,601   $     8,702,107
                                                                                          ===================  ================

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                                         $        2,779,297   $     2,638,202
  Line of credit                                                                                     130,472
  Current portion of lease obligations payable                                                        16,654            18,019
  Accounts payable and accrued expenses                                                              854,283           952,792
  Income taxes payable                                                                               160,000            63,900
  Due to HRA                                                                                         268,859           716,000
                                                                                          -------------------  ----------------
        Total current liabilities                                                                  4,209,565         4,388,913
                                                                                          -------------------  ----------------

Lease obligations payable, less current portion                                                       18,281            13,598
                                                                                          -------------------  ----------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized;
    590,375 issued                                                                                     5,904             5,904
  Common stock, $.01 par value, 50,000,000 shares authorized;
    3,750,000 shares issued; 3,696,730 outstanding at
    December 31, 2001 and 3,698,730 outstanding at
    March 31, 2002                                                                                    37,500            37,500
  Additional paid-in capital                                                                       4,737,640         4,736,720
  Deficit                                                                                           (516,698)         (434,045)
                                                                                          -------------------  ----------------
                                                                                                   4,264,346         4,346,079
  Less: Treasury stock (53,270 and 51,270 common shares at cost
    as of December 31, 2001 and March 31, 2002, respectively)                                        (48,591)          (46,483)
                                                                                          -------------------  ----------------
        Total shareholders' equity                                                                 4,215,755         4,299,596
                                                                                          -------------------  ----------------
        Total liabilities and shareholders' equity                                        $        8,443,601   $     8,702,107
                                                                                          ===================  ================

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For The Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2001         2002
                                                    -----------  -----------
Net patient service revenue                         $7,836,632   $9,237,128
                                                    -----------  -----------

Expenses:
  Professional care of patients                      5,905,150    7,202,503
  General and administrative                         1,713,985    1,846,254
  Bad debts expense                                     45,000       45,000
  Depreciation and amortization                         51,070       29,416
                                                    -----------  -----------
        Total operating expenses                     7,715,205    9,123,173
                                                    -----------  -----------

Income from operations                                 121,427      113,955
                                                    -----------  -----------

Nonoperating income (expenses):
  Interest income                                        1,220        3,817
  Interest expense                                     (65,243)      (1,719)
                                                    -----------  -----------

        Nonoperating (expenses) income, net            (64,023)       2,098
                                                    -----------  -----------

Income before provision (benefit) for income taxes      57,404      116,053
                                                    -----------  -----------

Provision (benefit) for income taxes:
  Current                                               21,510       50,400
  Deferred                                             (13,000)     (17,000)
                                                    -----------  -----------
                                                         8,510       33,400
                                                    -----------  -----------

Net income                                          $   48,894   $   82,653
                                                    ===========  ===========

Basic earnings per share                            $      .01   $      .02
                                                    ===========  ===========

Diluted earnings per share                          $      .01   $      .02
                                                    ===========  ===========

Weighted average shares outstanding                  3,668,730    3,696,819
                                                    ===========  ===========

Diluted weighted average shares outstanding          5,071,545    5,437,398
                                                    ===========  ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                         NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                        (UNAUDITED)




                                                      Preferred                     Treasury
                                 Common Stock           Stock        Additional       Stock
                             --------------------  ----------------   Paid-In    -----------------
                               Shares     Amount   Shares   Amount    Capital    Shares   Amount     Deficit      Total
                             ----------  --------  -------  -------  ----------  ------  ---------  ----------  ----------
Balance at January 1, 2002   3,750,000   $37,500   590,375  $ 5,904  $4,737,640  53,270  $(48,591)  $(516,698)  $4,215,755

Exercise of options
  through the issuance of
  treasury stock (during
  March) (at an average
  exercise price of $.59
  per share)                                                              (920)  (2,000)    2,108                    1,188

Net income                                                                                             82,653       82,653
                             ----------  --------  -------  -------  ----------  ------  ---------  ----------  ----------

Balance at March 31, 2002    3,750,000   $37,500   590,375  $ 5,904  $4,736,720  51,270  $(46,483)  $(434,045)  $4,299,596
                             ==========  ========  =======  =======  ==========  ======  =========  ==========  ==========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For The Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          2001        2002
                                                       ----------  -----------
Cash flows from operating activities:
  Net income                                           $  48,894   $   82,653
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       51,070       29,416
      Bad debts expense                                   45,000       45,000
      Deferred tax credit                                (13,000)     (17,000)
      Changes in operating assets and liabilities:
        Decrease in accounts receivable
         and unbilled services                            87,021      216,184
        Decrease (increase) in prepaid expenses           21,943         (758)
        Increase in due from lending institution                     (311,198)
        Increase in prepaid income taxes
          and income tax receivable                      (11,000)
        Decrease in deposits                                            2,144
        Increase (decrease) in accrued payroll            81,256     (141,095)
        Decrease in income taxes payable                              (96,100)
        Increase in accounts payable and
          accrued expenses                                18,890       98,509
        Increase in due to HRA                            65,810      447,141
                                                       ----------  -----------
            Net cash provided by operating activities    395,884      354,896
                                                       ----------  -----------

Cash flows from investing activities:
  Acquisition of fixed assets                            (12,328)
                                                       ----------  -----------
            Net cash used in investing activities        (12,328)
                                                       ----------  -----------

Cash flows from financing activities:
  Repayment of line of credit                                        (130,472)
  Repayments of notes payable                            (92,657)
  Repayment of long-term debt                           (615,606)      (3,318)
  Bank overdraft                                         324,707
  Exercise of options                                                   1,188
                                                       ----------  -----------
            Net cash used in financing activities       (383,556)    (132,602)
                                                       ----------  -----------

Net increase in cash and cash equivalents                    -0-      222,294

Cash and cash equivalents at beginning of period             -0-    1,007,444
                                                       ----------  -----------

Cash and cash equivalents at end of period             $     -0-   $1,229,738
                                                       ==========  ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of New York Healthcare, Inc. and Subsidiary (the "Corporation"), as filed with the Securities and Exchange Commission.

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Recently  Issued  Accounting  Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Corporation effective January 1, 2002. As of March 31, 2002, the Corporation had unamortized goodwill of approximately $1,192,000, subject to the provisions of SFAS 142. The Corporation has not yet performed its transitional impairment test in conjunction with the adoption of SFAS 142.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



As noted above, the Corporation ceased amortizing goodwill effective January 1, 2002. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002:

                                                     Three  Months  Ended
                                               ----------------------------------
                                                March 31, 2001    March 31, 2002
                                               ----------------  ----------------
                                                 (Unaudited)       (Unaudited)
Reported net income                            $         48,894  $         82,653

Add back: goodwill amortization, net of tax              12,813
                                               ----------------  ----------------

Adjusted net income                            $         61,707  $         82,653
                                               ================  ================

Basic earnings per share:
  As reported                                  $            .01  $            .02
                                               ================  ================

  As adjusted for nonamortization of goodwill  $            .02  $            .02
                                               ================  ================

  Diluted earnings per share:
  As reported                                  $            .01  $            .02
                                               ================  ================

  As adjusted for nonamortization of goodwill  $            .01  $            .02
                                               ================  ================


In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of certain long-lived assets. The Company is currently evaluating the impact of SFAS 143 and 144.

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

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the Preferred Stock from the date of its issuance. During the three months ended March 31, 2001 and 2002, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the Corporation's common stock during those periods. Common shares issuable as a result of the assumed conversion of the Corporation's Preferred Stock were also included in the computation of diluted earnings per share during the three months ended March 31, 2001 and 2002.

NOTE  3  -  STOCK  OPTIONS:

During March 2002, an employee exercised 2,000 options at an average exercise price of $.59 per share. At December 31, 2001 and March 31, 2002, the Corporation has 1,482,500 shares of common stock reserved for issuance for these options and for options and warrants granted previously.

NOTE  4  -  LINE  OF  CREDIT:

The Corporation has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The availability of the line of credit is based on a formula of eligible accounts receivable. All property and assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that certain ratios be maintained. Borrowings under the agreement bear interest at prime plus 2 1/2% (7.25% at December 31, 2001 and March 31, 2002). At December 31, 2001, $130,472
was  outstanding.

At March 31, 2002, there was an amount due from the lending institution of $311,198. This is due to a lockbox being used by the Corporation, therefore, all cash is deposited with the lending institution and then transferred to the bank.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  5  -  TREASURY  STOCK:

The Corporation issued treasury stock for the exercise of options that occurred during March 2002. The Corporation assigned a cost of the treasury stock based on the first-in-first-out method.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS:

Rent expense for the three months ended March 31, 2001 includes $11,000 relating to one of the Corporation's offices leased from an affiliated company. The lease expired on April 30, 2001.

Two of the Corporation's directors provide consulting services on an as needed basis. Consulting expenses to the directors amounted to $6,000 for the three months ended March 31, 2002. One director provided consulting services for the three months ended March 31, 2001 which amounted to $3,000.

NOTE  7  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                         Three Months Ended
                                             MARCH 31,
                                         ------------------
                                           2001      2002
                                          -------  --------
     Supplemental cash flow disclosures:

       Cash paid during the period for:

         Interest                         $65,243  $  1,719
                                          =======  ========

         Income taxes                     $36,000  $146,680
                                          =======  ========

     Supplemental disclosure of noncash financing activities:
       During  March 2002, the Corporation
       issued  2,000  shares  of  treasury
       stock  in  connection  with  the
       exercise  of  stock  options  which
       reduced  additional paid-in capital
       by  $920.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8  -  INTANGIBLES:

Intangibles  consist  of  the  following:

                                    December 31, 2001   March 31, 2002
                                    ------------------  ---------------
     Goodwill                       $        1,396,712  $     1,396,712
     Contract value                             60,217           60,217
     Customer lists                             38,470           38,470
                                    ------------------  ---------------

                                             1,495,399        1,495,399

     Less accumulated amortization             217,533          220,958
                                    ------------------  ---------------

                                    $        1,277,866  $     1,274,441
                                    ==================  ===============

NOTE  9  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At December 31, 2001 and March 31, 2002, the Corporation has computed a deferred tax asset in the amount of approximately $547,000 and $554,000, respectively and has provided a valuation allowance of $314,000 and $304,000, respectively (all related to impairment of intangible assets) on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits. Upon the continued profitability during the three months ended March 31, 2002, the valuation allowance was decreased by $10,000 to reflect a reduction in the uncertainty regarding realization. Such amount was reflected as a reduction of the provision for deferred taxes during the three months ended March 31, 2002.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  10  -  EARNINGS  PER  SHARE:

Earnings per share are computed as follows:

                                        For The Three Months Ended
                                                March 31,
                                          ----------------------
                                             2001        2002
                                          ----------  ----------
Basic and diluted earnings per share:

Earnings:
  Net income applicable to common stock   $   48,894  $   82,653
                                          ==========  ==========

Shares:
         weighted average number of common shares
    outstanding - basic                    3,668,730   3,696,819
  Effect of dilutive options                 812,440   1,150,204
  Effect of dilutive convertible
    preferred stock                          590,375     590,375
                                          ----------  ----------

Diluted weighted average shares
  outstanding                              5,071,545   5,437,398
                                          ==========  ==========

Basic earnings per share                  $      .01  $      .02
                                          ==========  ==========

Diluted earnings per share                $      .01  $      .02
                                          ==========  ==========


NOTE  11  -  PROPOSED  ACQUISITION:

On October 11, 2001, the Corporation entered into a Stock for Stock Exchange Agreement (the "Agreement") with The Bio Balance Corp. ("Bio Balance"). Bio Balance is engaged in the research and development, manufacturing and marketing of probiotic agents for therapy of gastrointestinal diseases. A probiotic is a live microorganism or microbial mixture administered to beneficially affect the host by improving its microbial balance. Bio Balance is a company in the developing stage.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The Agreement provides for Bio Balance's shareholders exchanging at least 90% of their shares and 100% of their options for common stock and options of the Corporation in a share for share transaction. Just prior to the proposed closing presently scheduled for July 2002, Bio Balance is expected to have approximately 22,350,000 shares of common stock issued and outstanding and the Corporation is expected to have approximately 4,000,000 issued and outstanding shares of common stock, options and warrants (after a 1 to 1.5 share reverse split). After the proposed closing, the shareholders of Bio Balance are expected to own approximately 90% of the common stock of the Corporation.

The Agreement is subject to the approval of the Corporation's shareholders at a meeting and compliance with various federal and state regulatory requirements, as more fully described in the Corporation's Form 8-K/A report of the events of October 11, 2001 filed with the SEC on November 6, 2001 and the preliminary registration on Form S-4 filed on March 27, 2002.

NOTE  12  -  SUBSEQUENT  EVENT:

On April 10, 2002, the Corporation acquired the assets of Adult Care Services, Inc., a home healthcare office in Whiting, NJ. The Company does not consider this to be a significant acquisition.

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001.


RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2002 increased 17.9% to approximately $9,237,000 from approximately $7,837,000 for the three months ended March 31, 2001. The increase is primarily the result of the New York City (HRA) contract's increased caseload. The New York City's contract calls for a new reimbursement methodology which limits the future revenue and profitability of this contract. Its awarding of contracts to new vendors creates the risk of flat or even decreased sales from this contract.

Cost of professional care of patients for the three months ended March 31, 2002 increased 22% to approximately $7,203,000 from approximately $5,905,000 for the three months ended March 31, 2001. The increase resulted from hiring additional home health care personnel to service the increased business. The cost of professional care of patients as a percentage of revenues increased 2.7% to approximately 78.0% for the three months ended March 31, 2002 from approximately 75.3% for three months ended March 31, 2001. The increase resulted primarily from a change in the reimbursement methodology of the city contract. New guidelines set a fixed reimbursement rate for SG&A per client. Our cost of professional care fees remain unchanged as we continue to be reimbursed and pay on an hourly basis.

Selling, general and administrative expenses for the three months ended March 31, 2002 increased 7.7% to approximately $1,846,000 from approximately $1,714,000 for the three months ended March 31, 2001. The increase in expenses is the result of administrative personnel increases and other costs associated with increased revenue Selling, general and administrative expenses as a percentage of revenue decreased to 20.0% from 21.9% The decrease was due to not increasing the expenses proportionately to the increase in revenue.

Interest expense for the three months ended March 31, 2002 decreased to approximately $1,700 as compared to approximately $65,000 for the three months ended March 31, 2001, primarily as a result of decreased borrowing and continued repayment of notes payable. While the Company has cash on hand and no outstanding use of the line of credit, there can be no assurance that this will continue.

The provision of approximately $8,500 and $33,000 for federal, state and local taxes is the result of income for the three months ended March 31, 2001 and March 31, 2002, respectively.

In view of the foregoing, income for the three months ended March 31, 2002 amounted to approximately $83,000 as compared to approximately $49,000 in net income for the three months ended March 31, 2001. The $83,000 would have been approximately $70,000 had the Company not initiated SFAS 142, which became effective for the Company January 1, 2002 and requires that Goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The Company has not yet performed its transitional impairment test in conjunction with the adoption of the SFAS 142.

Cash and due from lending institution at March 31, 2002 increased approximately $500,000 as compared to December 31, 2001. The increase is the result of a far more aggressive collection effort and a rate increase in our city contract. During the same period of time the amount due to HRA increased by approximately $450,000. The increase resulted from a change in the reimbursement methodology of the City contract. New guidelines set a fixed rate for SG&A per client. While we continue to be reimbursed at the full contract rate, any amounts over these limits must be paid back to the city.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The availability of the line of credit is based on a formula which is 85% of eligible accounts receivable. As of March 31, 2002 the amount available to borrow based on the formula was in excess of $4,000,000. The only restrictive covenant is that the Company have a net worth greater than $500,000.

For the three months ended March 31, 2002, net cash provided by operations was approximately $355,000 as compared to net cash provided by of approximately $396,000 during the three months ended March 31, 2001, a decrease of $41,000. The $355,000 provided by the three months ended March 31, 2002 was principally due to a decrease in accounts receivable and unbilled services, increase in accounts payable and accrued expenses, and due from lending institution decrease in accrued payroll and a net income for the period.

Net cash used in financing activities for the three months ended March 31, 2002 totaled approximately $133,000, resulting from repayment of long-term debt of $3,000 and a line of credit of $130,000.

As of March 31, 2002, approximately $5,242,000 (approximately 60%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $6,489,000 (approximately 76%) as of March 31, 2001, a decrease of 16%, as a result of substantial increase in collections. Such payers generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the three months ended March 31, 2002, the Company's DSO was 54, compared to 77 days for the three months ended March 31, 2001. The improvement of 23 days in DSO is mainly due to improved collections and DSO's of all divisions.


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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     The following is a list of the Exhibits which comprise a part of the Registration Statement:

(a)  Exhibits

1.1   Form of Underwriting Agreement.(1)

2.1 Purchase and Sale Agreement dated December 7, 1997 among NYHC Newco Paxxon, Inc. and Metro Healthcare Services, Inc. (2)

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

3.1   Certificate of Incorporation of the Company.(1)

3.2   Restated Certificate of Incorporation of the Company.(1)

3.3 Certificate of Correction of Restated Certificate of Incorporation of New York Health Care, Inc.(1)

3.4   Amendment to the Certificate of Incorporation filed October 17, 1996.(1)

3.5 Amendment to the Certificate of Incorporation of the Company filed December 4, 1996.(1)

3.6 Certificate of Designations, Rights and Preferences of New York Health Care, Inc. Class A Convertible Preferred Stock.(5)

4.1   Form of certificate evidencing shares of Common Stock.(1)

4.2   Underwriter's Warrant Agreement and Form of Underwriter's Warrant. (1)

5.    Opinion of Scheichet & Davis, P.C. (1)

5.1   Opinion of Scheichet & Davis, P.C. (10)

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

10.14 Settlement Agreement and General Release by and between the Company and Samson Soroka dated September 28,1995.(1)

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

10.19 Homemaker and Personal Care Agreements by and between the Company and the County of Rockland Department of Social Services dated January 1, 1996.(1)

10.20 Home Health Aide/Personal Care Worker Services Agreement by and between the Company and Beth Abraham Hospital dated January 12, 1996.(1)

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

10.41 Agreement between the Company and Heart to Heart Health Care Services, Inc. dated August 6, 1998.(5)

10.42 Agreement between the Company and Heart to Heart Health Care Services, Inc. dated July 29, 1999. (6)

10.43 Employment Agreement by and between the Company and Jerry Braun dated November 12, 1999. (7)

10.44 Employment Agreement by and between the company and Jacob Rosenberg dated November 12, 1999. (7)

10.45 Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and Heller Healthcare Finance, Inc. dated November 28, 2000. (8)

10.46 Revolving Credit Note dated November 28, 2000 from New York Health Care, Inc. and NYHC Newco Paxxon, Inc. as Borrowers to the order of Heller Healthcare Finance, Inc. as Lender. (8)

10.47 Stock for Stock Exchange Agreement between the Company and The Bio Balance Corp. dated October 11, 2001. (9)

10.48 Amendment No. 1 To Stock for Stock Exchange Agreement between the Company and The Bio Balance Corp. dated February 13, 2002. (10)

23.1  Consent of Scheichet & Davis, P.C. (contained in Exhibit 5.1). (10)

23.2  Consent of M.R. Weiser & Co. LLP Independent Public Accountants. (10)

23.3  Consent of Holtz Rubenstein & Co., LLP Independent Public Accountants.
      (10)

24.1  Power of Attorney (See "Power of Attorney" in the Registration Statement).
      (10)

---------------

(1) Incorporated by reference to Exhibits filed as part of the Company Registration Statement on Form SB-2 under S.E.C. File No. 333-08152, which was declared effective on December 20, 1996.

(2) Incorporated by reference to Exhibit filed as part of the Company's Form 8-K report with an event date of December 8, 1997.

(3) Incorporated by reference to Exhibits filed as part of the Company' Form 8-K report with an event date of February 8, 1998.

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

(8) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K Report Filed December 8, 2000.

(9) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K Report Filed November 6, 2001.

(10) Incorporated by reference to Exhibits filed as part of the Company's Form S-4 preliminary registration statement filed March 27, 2002.

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

May 14, 2002

                                     NEW YORK HEALTH CARE, INC.

                                     By:  /s/  Jacob Rosenberg
                                     -----------------------------------
                                     Jacob Rosenberg
                                     Vice President, Chief Operating Officer,
                                     Chief Financial and Accounting Officer,
                                     Secretary, Director