Form 10KSB/A
period 2001-12-31
NEW YORK HEALTH CARE INC
filed 2002-07-19
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB


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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 3,711,730



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


     On October 11, 2001, the Company entered into a Stock For Stock Exchange Agreement with The Bio Balance Corp., a privately-owned Delaware corporation, to acquire Bio Balance in a stock-for-stock exchange transaction whereby a wholly-owned subsidiary of the Company will merge into Bio Balance and the Bio Balance shareholders will wind up owning approximately 90% of the Company's outstanding common stock. Bio Balance is a development stage company, which owns "probiotic" technology and intellectual property and has engaged in the research, development and limited marketing in Israel of a product for the treatment of gastrointestinal diseases and disorders in animals and humans, including Irritable bowel syndrome ("IBS") and chronic diarrhea.

     "Probiotics" are living microorganisms or microbial mixtures, which are administered to benefit the animal or human host by improving its microbial balance by stimulating the growth of healthy bacteria. Bio Balance has patent applications filed in Israel and the United States on its core technologies.

     Bio Balance's first product, PROBACTRIX(TM), which has undergone toxicity and animal studies in established laboratories in Israel and the former Soviet Union, has received Israeli approval for veterinarian use and use as a human food supplement and was available in Israeli pharmacies from August 2000 until July 2001, when Bio Balance entered into an agreement to acquire all rights with respect to the product. PROBACTRIX(TM) consists of a proprietary strain of non-pathogenic (i.e. non-toxic) M-17 Escherichia Coli ("E.coli") bacteria preserved in a proprietary vegetable extract formulation. Various clinical studies in the former Soviet Union and in Israel, as well as published scientific articles support the beneficial effects of non-pathogenic E.coli.

     Bio Balance intends to comply with applicable requirements for the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food. Medical foods are not subject to the FDA regulatory criteria and market clearance standards applicable to "drugs". Instead, medical foods are food ingredients. As such, medical foods may be marketed following a self-determination that the product is "generally recognized as safe" (GRAS). Bio Balance commenced the GRAS determination process in the spring of 2002 and presently expects completion of that process by late 2002 or early 2003. Following completion of GRAS determination, and assuming GRAS status is determined, Bio Balance intends to conduct at least two clinical trials to obtain statistically significant data to support marketing efforts before commencing marketing of PROBACTRIX(TM) in the United States.

     Bio Balance also plans on introducing a version of its product as a pharmaceutical drug and thereafter market the product in the United States. FDA approval of the product as a pharmaceutical drug is a time consuming and costly process. Bio Balance has not as yet commenced the FDA approval process and has no current time table to begin that process.

     Bio Balance was incorporated on May 21, 2001 in the State of Delaware under the name "The Zig Zag Corp." and changed its name to The Bio Balance Corp. in September 2001. From its inception, Bio Balance has been a development stage company and has not generated any revenues. See Item 1. - Description of Business; (c) Narrative Description of Business; Acquisitions.

     The Company maintains its principal office at 1850 McDonald Avenue, Brooklyn, New York 11223, telephone (718) 375-6700.

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

Company  Strategy

     The Company continues to move towards its objective to become a comprehensive provider of efficient and high quality home health care to an increased share of expanding markets. The primary elements of the Company's strategy to achieve this objective are geographic expansion of its branch office network by investment in additional branch offices and by the acquisition of other home health care companies, and by expansion of the services provided by its licensed professional nurses, principally in the areas of infusion therapy, pediatrics and maternal/child care. The Company has concentrated its expansion efforts in its current market areas and the counties surrounding those market areas. In addition to expansion into geographic areas in proximity to the Company's current branch offices, the Company generally seeks to enter and expand into new metropolitan areas in the Northeast and Southeast regions of the United States which have large patient populations and, in particular, patients traveling between these regions.

     The Company's proposed acquisition of The Bio Balance Corporation is a new direction in an effort to make a difference in the health care industry. Bio Balance is a privately held development stage company which has engaged in the research, development and limited marketing in Israel of a "probiotic technology" product for the treatment of gastrointestinal disorders in humans and farm animals, including Irritable Bowel Syndrome ("IBS") and chronic diarrhea, which is reported to effect up to 40 million Americans and over 10% of the population of Western countries. Pharmaceutical companies have published data suggesting that an effective treatment for IBS could have sales that exceed one billion dollars per year. The Company's strategy for the proposed acquisition is to pursue the development and marketing of products utilizing this technology in a effort to significantly improve the Company's economic growth, as well as to participate in the development of what appears to be a promising treatment for these debilitating disorders that effect so many Americans.


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

     Jerry Braun and Jacob Rosenberg, who are directors and the Chief Executive Officer and Chief Operating Officer, respectively, of the Company, together with Hirsch Chitrik, Sid Borenstein and a former director of the Company, are sole stockholders of Heart to Heart. The Company therefore obtained an independent opinion form Loeb Partners Corporation that the terms and conditions of the acquisition were, under all circumstances, fair to the Company.

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


     New York Health Care and Bio Balance have agreed to a business combination transaction pursuant to a Stock for Stock Exchange Agreement dated October 11, 2001, as amended February 13, 2002 and July 10, 2002, in which New York Health Care Acquisition, Inc., a newly-formed wholly-owned subsidiary of the Company, will merge into Bio Balance after an exchange of Bio Balance's outstanding shares of common stock and warrants for an equal number of shares of New York Health Care common stock and warrants, and Bio Balance will thereby become a wholly-owned subsidiary of New York Health Care. Bio Balance shareholders will wind up owning approximately 90% of the Company's outstanding common stock.

     Bio Balance was incorporated on May 21, 2001 in the State of Delaware under the name "The Zig Zag Corp." and changed its name to The Bio Balance Corp. in September 2001. From its inception, Bio Balance has been a development stage company and has not generated any revenues. Bio Balance raised approximately $3,500,000 from four private placements which closed on June 27, 2001, August 1, 2001, November 30, 2001 and January 30, 2002. Joseph Stevens & Co, Inc. acted as Placement Agent for the November 30, 2001 and January 30, 2002 offerings in which they sold a total of 730,656 shares at $3.00 per share.

     Bio Balance Corp. owns "probiotic" technology and intellectual property and has engaged in the research, development and limited marketing in Israel of a product for the treatment of gastrointestinal diseases and disorders in animals and humans, including Irritable Bowel Syndrome ("IBS") and chronic diarrhea.

     In July 2001, Bio Balance acquired all patents, patent applications, know-how and intellectual property rights relating to certain probiotic agents from Danron Ltd., Uprising Investment Ltd., and Kimmey Trading Ltd., each of which are unaffiliated third parties engaged in the research, development, marketing and sales of probiotic bacteria and other technology for cash consideration of $510,000 and an aggregate of 990,000 Bio Balance Shares. Under the terms of the agreement pursuant to which Bio Balance acquired the intellectual property rights, Danron Ltd., Uprising Investment Ltd., and Kimmey Trading Ltd. have an option to repurchase the intellectual property rights by returning the 990,000 Bio Balance Shares if Bio Balance has not completed an initial public offering or combination with a publicly traded company on or before August 13, 2002. Further, the agreement provides that, in the event the aggregate value of the shares received by Danron Ltd., Uprising Investment Ltd., and Kimmey Trading Ltd. in a stock-for-stock exchange is less than $1,980,000, or $2.00 per share, the number of shares to be received by those shareholders shall be increased such that the total value of such shares at closing is not less than $1,980,000 and the interest of the remaining shareholders of Bio Balance shall be reduced proportionately.

     "Probiotics" are living microorganisms or microbial mixtures, which are administered to benefit the animal or human host by improving its microbial balance by stimulating the growth of healthy bacteria. Bio Balance has patent applications filed in Israel and the United States on its core technologies.

     Bio Balance's first product, PROBACTRIX(TM), which has undergone toxicity and animal studies in established laboratories in Israel and the former Soviet Union, has received Israeli approval for veterinarian use and use as a human food supplement and was available in Israeli pharmacies from August 2000 until July 2001 when Bio Balance entered into an agreement to acquire all rights with respect to the product. PROBACTRIX(TM) consists of a proprietary strain of non-pathogenic (i.e. non-toxic) M-17 Escherichia Coli ("E.coli") bacteria preserved in a proprietary vegetable extract formulation. Various clinical studies in the former Soviet Union and in Israel, as well as published scientific articles support the beneficial effects of non-pathogenic E.coli.

     Bio Balance intends to comply with applicable requirements for the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food. Medical foods are not subject to the FDA regulatory criteria and market clearance standards applicable to "drugs". Instead, medical foods are food ingredients. As such, medical foods may be marketed following a self-determination that the product is "generally recognized as safe" (GRAS). Bio Balance commenced the GRAS determination process in the spring of 2002 and presently expects completion of that process by late 2002 or early 2003. Following completion of GRAS determination, and assuming GRAS status is determined, Bio Balance intends to conduct at least two clinical trials to obtain statistically significant data to support marketing efforts before commencing marketing of PROBACTRIX(TM) in the United States.

     Bio Balance also plans on introducing a version of its product as a pharmaceutical drug and thereafter market the product in the United States. FDA approval of the product as a pharmaceutical drug is a time consuming and costly process. Bio Balance has not as yet commenced the FDA approval process and has no current time table to begin that process.

     The terms of the transaction require that Bio Balance complete a private placement of shares of its common stock at a price of not less than $2.00 per share in which it raises $6,000,000 in its private placement. If Bio Balance is unable to raise at least $5,000,000 in the private placement by the closing date, New York Health Care may cancel the merger transaction. As of July 19, 2002, Bio Balance must raise an additional $2,723,033 by selling an additional 907,678 shares of its common stock. The net proceeds of that transaction are to be used exclusively for the operations of Bio Balance. Similarly, the Company's revenues from its ongoing operations and its sources of financing (including its $4,000,000 line of credit) are to be used exclusively for its home health care business and related operations.

     The line of credit is provided by Heller Healthcare Finance, Inc., a Maryland corporation, pursuant to a November 28, 2000 agreement establishing a $4,000,000 revolving credit loan to the Company secured by the Company's accounts receivable, contract rights, intellectual property rights, inventory and equipment. The credit facility may be used only for working capital and other costs arising in the ordinary course of business. The Company is permitted to maintain outstanding borrowings to the extent of a borrowing base of up to 85% of qualified accounts receivable. Heller Finance has the right to reduce the borrowing base by applying a liquidity factor percentage based upon a recent collection history formula. Currently the application of that formula results in 97% of qualified accounts being part of the borrowing base. The Heller Finance revolving credit line is for a term of two years and bears interest at the prime rate charged by Fleet Bank, N.A. plus 2.5% and provides for monthly payments of interest on the outstanding balance on the basis of the actual number of days elapsed over a year of 360 days. The Company utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

     As of the closing of the transaction (expected to occur in August 2002), New York Health Care will increase of its authorized shares of common stock from 50,000,000 to 100,000,000 and its authorized shares of preferred stock from 2,000,000 to 5,000,000, and will effect a 1 for 1.5 share reverse stock split of its common stock, which will result in 2,474,486 issued and outstanding shares of common stock, 25,513 treasury shares, 393,583 shares reserved for issuance upon the conversion of outstanding preferred stock and 979,666 shares reserved for issuance upon the exercise of currently outstanding options and warrants. The Company's subsidiary, NYHC Acquisition, will merge with and into Bio Balance, and each outstanding share and warrant of Bio Balance will be exchanged for an equal number of New York Health Care shares and warrants, which will result in the former shareholders of Bio Balance owning up to 23,143,334 Shares, or approximately 90%, of all of the issued and outstanding of New York Health Care shares, together with warrants to purchase an additional 483,066 shares. At July 15, 2002, there were 261 holders of Bio Balance common stock. The principal officers and directors of Bio Balance are Paul Stark, Joseph Herbst and Jeanne Quinto. The principal shareholders of Bio Balance are Hershey Holdings, Birimiza Associates, KPT Partners and Nekavim Investors, holding in the aggregate approximately 39% of the outstanding shares. together with an There will be up to 25,617,820 issued and outstanding shares of common stock upon the closing of the transaction.

     The Company's six-seat Board of Directors will consist of four of the present directors, including the Company's president and secretary, and two directors appointed by Bio Balance, Paul Stark and David C. Katz. The terms of the existing employment agreements of the Company's president and secretary are expected to be extended for five years. See Item 9 - Directors and Executive
Officers of the Company; Compliance with Section 16(a) of the Exchange Act - Employment Agreements; and Item 12 - Certain Relationships and Related Transactions.

     The Company has filed with the SEC a Form S-4 registration statement describing the exchange offer including a prospectus/proxy statement for distribution to New York Health Care shareholders for the shareholders meeting to be held to obtain shareholder approval of the transaction, and to Bio Balance shareholders.

     Upon the completion of the transaction, a total of 18,387,949 (post-split) shares will be subject to restrictions on sale in accordance with the terms of the Exchange Agreement. A total of 17,396,625 shares of New York Health Care's common stock issued to Bio Balance shareholders will be restricted from sale for various periods of time ranging from as early as 120 days after the effective date of the Form S-4 registration statement and as late as August 10, 2003. A total of 991,324 (post-split) shares of New York Health Care common stock held of record and beneficially by its President and Vice-President, who are restricted shareholders, will be restricted from sale for a period of 120 days after the date of the effective date of the Form S-4 registration statement, after which they will be able to sell not more than 10% of their shares per month for as long as they are directors of New York Health Care. These restrictions, however, do permit transfers to family trusts and registered charities provided the transferees abide by the restrictions, although they will be permitted to sell not more than 1,000 shares of common stock each trading day during a period ending 120 days after the date of the effective date of the Form S-4 registration statement, after which the restriction will expire. In addition, New York Health Care may release the restriction on the shares held by the restricted shareholders provided it also releases restrictions on the shares issued to Bio Balance shareholders in a ratio of one share held by the restricted shareholders for two shares held by the Bio Balance shareholders.

     New York State Department of Health regulations provide requirements for the licensing of home health care services agencies and significant transfers of their ownership. Any transfer to a person or entity of 10% or more of the capital stock generally requires some form of clearance by the New York State. Obtaining clearance generally involves a showing of good character and competence on the part of all of the officers and directors of the licensed company and any holder or transferee of 10% or more of the Company's stock. The Company has been informally advised by the Associate Director, Licensure & Surveillance, of the New York State Department of Health that, since it is anticipated that no new shareholder or affiliated group will be acquiring 10% or more of the Company's issued and outstanding equity shares, and since the Company's board of directors will at closing have a majority of members who are current directors of the Company, the transaction does not require any action by the Department of Health or Public Health Council.

     The Company has filed with the SEC a Form S-4 Registration Statement describing the exchange offer together with a proxy statement for distribution to its shareholders for the shareholders meeting to be held to obtain shareholder approval of the Transaction.

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

Bio  Balance

     Bio Balance intends to comply with applicable requirements for the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food. Medical foods are not subject to the FDA regulatory criteria and market clearance standards applicable to "drugs". Instead, medical foods are food ingredients. As such, medical foods may be marketed following a self-determination that the product is "generally recognized as safe" (GRAS). Bio Balance commenced the GRAS determination process in the spring of 2002 and presently expects completion of that process by late 2002 or early 2003. Following completion of GRAS determination, and assuming GRAS status is determined, Bio Balance intends to conduct at least two clinical trials to obtain statistically significant data to support marketing efforts before commencing marketing of PROBACTRIX(TM) in the United States.

     Bio Balance also plans on introducing a version of its product as a pharmaceutical drug and thereafter market the product in the United States. FDA approval of the product as a pharmaceutical drug is a time consuming and costly process. Bio Balance has not as yet commenced the FDA approval process and has no current time table to begin that process.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted for a shareholders vote during the Company's fiscal year ended December 31, 2001.

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


REPORT  OF  THE  COMPENSATION  COMMITTEE  ON  EXECUTIVE  COMPENSATION  COMMITTEE
POLICIES

     The New York Health Care compensation committee is composed of Charles J. Pendola and H. Gene Berger, two non-employee directors, and Jerry Braun, the Chief Executive Officer (Mr. Braun does not vote on matters which relate to compensation or benefits which he may receive). The committee is responsible for reviewing and approving the compensation of executives of the company and such other employees as assigned by the board, and the awarding of stock options and recommendation of executive compensation policies. The objectives of the New York Health Care compensation program are to encourage the execution of the company's performance objectives and to provide a level of compensation which will attract and retain talented executives and appropriately reward their performance.

     The compensation provided by New York Health Care is believed to be competitive with other companies in the health care service industry generally and with those in the New York area, as well as with a broader group of companies of comparable size and complexity.

EXECUTIVE  OFFICER  COMPENSATION

     New York Health Care executive officer compensation is comprised of base salary, regularly scheduled raises, annual cash incentive compensation, long-term incentive compensation in the form of stock options, 401(k) Plan and related benefits, including an allowance for use in leasing an automobile, and allowance towards life and disability insurance coverage, and medical insurance generally available to all employees of the company. Senior executives are employed pursuant to written employment agreements, which were most recently entered into in November 1999, at which time change of control (parachute payment) compensation provisions were added for the Chief Executive Officer and Chief Operating Officer. See "Executive Compensation."

STOCK  OPTION  PROGRAM

     The stock option program is the New York Health Care Incentive Stock Option Plan, which is intended to provide an incentive to key employees and align their interests with those of the stockholders. Directors who are not employees are awarded stock purchase warrants with terms and exercise prices comparable to those which would be provided by stock options awarded at the same time.

OTHER  PROGRAMS

     From time to time the compensation committee may consider awarding special bonus Payments to executives or other employees of New York Health Care.

REMUNERATION  OF  DIRECTORS

     The non-employee directors are paid a monthly fee of $1,000, together with $1,000 for their attendance at meetings of the board and $500 for their attendance at committee meetings.

                                     Members of the Compensation Committee:
                                     Charles  J.  Pendola
                                     H.  Gene  Berger
                                     Jerry  Braun

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


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     On July 29, 1999, the Registrant's Board of Directors authorized an increase in the authorized shares of the Registrant's Class A Convertible Preferred Stock (the "Class A Preferred") from 480,000 shares to 590,375 shares. Immediately following that authorization, New York Health Care entered an agreement with Heart to Heart Health Care Services, Inc. ("Heart to Heart"), which is the holder of the Registrant's promissory note (the "Note") in the current face amount of $550,000 currently bearing interest at the rate of 9% per annum, for the conversion of $100,000 of the principal amount of that Note into 110,375 shares of the Registrant's Class A Convertible Preferred Stock at a conversion price of $.906 per share, each share of which is convertible at any time into shares of the Registrant's $.01 par value common stock. Heart to Heart is owned by Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch Chitrik and Sid Borenstein. Messrs. Braun and Rosenberg are officers or directors of New York Health Car. Messrs. Chitrik, Borenstein and Soroka are former directors and Messrs. Chitrik and Soroka are principal shareholders. The conversion transaction is on substantially the same terms as a prior transaction with Heart to Heart on August 6, 1998 in which $600,000 of the Note was converted into 480,000 shares of the Class A Preferred. The Registrant had obtained an independent opinion that the consideration received by New York Health Care in that transaction was, under the circumstances, fair from a financial point of view to the Registrant, not including the Heart to Heart shareholders.

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

     The Exchange Agreement with Bio Balance provides for the issuance of stock options, to acquire 500,000 shares during a term of ten years, to each of Jerry Braun and Jacob Rosenberg, the Chief Executive Officer and Chief Operating and Financial Officer, respectively, of New York Health Care, as compensation for services rendered under five year consulting agreements which go into effect in event of termination of their services as directors during the term of their employment contracts. The employment contracts currently expire on December 31, 2009.

     The transactions described above involve actual or potential conflicts of interest between New York Health Care and its officers or directors. In order to reduce the potential for conflicts of interest between New York Health Care and its officers and directors, prior to entering into any transaction in which a potential material conflict of interest might exist, New York Health Care's policy has been and will continue to be that New York Health Care does not enter into transactions with officers, directors or other affiliates unless the terms of the transaction are at least as favorable to New York Health Care as those which would have been obtainable from an unaffiliated source. New York Health Care has no plans to enter into any additional transactions which involve actual or potential conflicts of interest between New York Health Care and its officers or directors and will not enter into any such transactions in the future without first obtaining independent opinion with regard to the fairness to New York Health Care of the terms and conditions of any such transaction.



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

July 19, 2002
                                           NEW YORK HEALTH CARE, INC.


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

/s/ Jerry Braun         President, Chief Executive               July 19, 2002
----------------------  Officer and Director
Jerry Braun


/s/ Jacob Rosenberg     Vice President, Chief Operating          July 19, 2002
----------------------  Officer, Chief Financial and Accounting
Jacob Rosenberg         Officer, Secretary, Director


/s/ H. Gene Berger      Director                                 July 19, 2002
----------------------
H. Gene Berger


/s/ Charles J. Pendola  Director                                 July 19, 2002
----------------------
Charles J. Pendola