Form 10-Q
period 2002-06-30
NEW YORK HEALTH CARE INC
filed 2002-08-14
CIK 1018354

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from: ____________ to ____________ .


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,712,730


--------------------------------------------------------------------------------

                           NEW YORK HEALTH CARE, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS

                                                A S S E T S

                                                                        December 31, 2001    June 30, 2002
                                                                       -------------------  ---------------
                                                                            (Note 1)          (Unaudited)
Current assets:
  Cash and cash equivalents                                            $        1,007,444   $    2,410,381
  Due from lending institution                                                                      14,968
  Accounts receivable, net of allowance for uncollectible amounts of
    $290,000 at December 31, 2001 and $331,000 at June 30, 2002                 5,442,229        5,326,695
  Unbilled services                                                                60,828           99,461
  Prepaid expenses                                                                 74,324          104,105
  Deferred tax asset                                                              116,000          132,000
                                                                       -------------------  ---------------
      Total current assets                                                      6,700,825        8,087,610

Property and equipment, net                                                       292,059          304,245
Deferred tax assets                                                               117,000          130,000
Goodwill, net                                                                   1,222,400        1,222,400
Intangibles, net                                                                   55,466          153,059
Deposits                                                                           55,851           53,376
                                                                       -------------------  ---------------

      Total assets                                                     $        8,443,601   $    9,950,690
                                                                       ===================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                      $        2,779,297   $    3,282,588
  Line of credit                                                                  130,472
  Current portion of lease obligations payable                                     16,654           18,500
  Accounts payable and accrued expenses                                           854,283        1,115,979
  Income taxes payable                                                            160,000           91,400
  Due to HRA                                                                      268,859        1,030,963
                                                                       -------------------  ---------------
      Total current liabilities                                                 4,209,565        5,539,430
                                                                       -------------------  ---------------

Lease obligations payable, less current portion                                    18,281            8,789
                                                                       -------------------  ---------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    590,375 shares issued                                                           5,904            5,904
  Common stock, $.01 par value, 50,000,000 shares authorized;
    3,750,000 shares issued; 3,696,730 outstanding at December
    31, 2001 and 3,712,730 outstanding at June 30, 2002                            37,500           37,500
  Additional paid-in capital                                                    4,737,640        4,733,131
  Deficit                                                                        (516,698)        (342,581)
                                                                       -------------------  ---------------
                                                                                4,264,346        4,433,954
  Less: Treasury stock (53,270 and 37,270 common shares at
    cost as of December 31, 2001 and June 30, 2002, respectively)                 (48,591)         (31,483)
                                                                       -------------------  ---------------
  Total shareholders' equity                                                    4,215,755        4,402,471
                                                                       -------------------  ---------------

      Total liabilities and shareholders' equity                       $        8,443,601   $    9,950,690
                                                                       ===================  ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.


                               NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                          For The Three Months Ended       For The Six Months Ended
                                                     June 30,                      June 30,
                                        -------------------------------  -----------------------------
                                             2001             2002           2001            2002
                                        ---------------  --------------  -------------  --------------
Net patient service revenue             $    8,349,910   $   9,820,612   $ 16,186,542   $  19,057,740
                                        ---------------  --------------  -------------  --------------

Expenses:
  Professional care of patients              6,243,250       7,565,407     12,148,400      14,767,910
  General and administrative                 1,737,676       2,060,413      3,450,441       3,906,667
  Bad debts expense                            170,628          17,035        215,628          62,035
  Depreciation and amortization                 51,469          48,354        102,539          77,770
                                        ---------------  --------------  -------------  --------------
    Total operating expenses                 8,203,023       9,691,209     15,917,008      18,814,382
                                        ---------------  --------------  -------------  --------------

Income from operations                         146,887         129,403        269,534         243,358
                                        ---------------  --------------  -------------  --------------

Nonoperating income (expenses):
  Interest income                                1,200           7,538          2,420          11,355
  Interest expense                             (41,237)         (2,877)      (107,700)         (4,596)
                                        ---------------  --------------  -------------  --------------

  Nonoperating (expenses) income, net          (40,037)          4,661       (105,280)          6,759
                                        ---------------  --------------  -------------  --------------

Income before provision (benefit)
  for income taxes                             106,850         134,064        164,254         250,117
                                        ---------------  --------------  -------------  --------------

Provision (benefit) for income taxes:
  Current                                       19,490          54,600         41,000         105,000
  Deferred                                      26,000         (12,000)        13,000         (29,000)
                                        ---------------  --------------  -------------  --------------
                                                45,490          42,600         54,000          76,000
                                        ---------------  --------------  -------------  --------------

Net income                              $       61,360   $      91,464   $    110,254   $     174,117
                                        ===============  ==============  =============  ==============

Basic earnings per share                $          .02   $         .02   $        .03   $         .05
                                        ===============  ==============  =============  ==============

Diluted earnings per share              $          .01   $         .02   $        .02   $         .03
                                        ===============  ==============  =============  ==============

Weighted average shares outstanding          3,668,730       3,705,774      3,668,730       3,701,321
                                        ===============  ==============  =============  ==============

Diluted weighted average shares
  outstanding                                5,279,665       5,447,122      5,175,605       5,442,285
                                        ===============  ==============  =============  ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.


                                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                         (UNAUDITED)

                                                          Preferred                      Treasury
                                   Common Stock             Stock       Additional        Stock
                               --------------------  ------------------   Paid-In    -------------------
                                 Shares     Amount    Shares    Amount    Capital     Shares    Amount     Deficit      Total
                               ----------  --------  --------  -------  -----------  --------  ---------  ----------  ----------
Balance at January 1, 2002      3,750,000  $ 37,500   590,375  $ 5,904  $4,737,640    53,270   $(48,591)  $(516,698)  $4,215,755

Exercise of options through
  the issuance of treasury
stock (during March through
May) (at an average exercise
price of $.79 per share)                                                    (4,509)  (16,000)    17,108                   12,599

Net income                                                                                                  174,117      174,117
                               ----------  --------  --------  -------  -----------  --------  ---------  ----------  ----------

Balance at June 30, 2002        3,750,000  $ 37,500   590,375  $ 5,904  $4,733,131    37,270   $(31,483)  $(342,581)  $4,402,471
                               ==========  ========  ========  =======  ===========  ========  =========  ==========  ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.


                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                        For The Six Months Ended
                                                                June 30,
                                                      -----------------------------
                                                          2001            2002
                                                      -------------  --------------
Cash flows from operating activities:
  Net income                                          $    110,254   $     174,117
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        102,539          77,770
      Bad debt expense                                     215,628          62,035
      Deferred tax expense (credit)                         13,000         (29,000)
      Changes in operating assets and liabilities:
        Decrease in accounts receivable and
           unbilled services                                56,914          14,866
        Decrease (increase) in prepaid expenses              2,273         (29,781)
        Increase in due from lending institution                           (14,968)
        Increase in prepaid income taxes and
           income tax receivable                           (11,000)
        (Increase) decrease in deposits                     (2,423)          2,475
        Increase in accrued payroll                        435,070         503,291
        Decrease in income tax payable                                     (68,600)
        (Decrease) increase in accounts payable and
          accrued expenses                                 (39,291)        261,696
        Increase in due to HRA                             177,034         762,104
                                                      -------------  --------------
          Net cash provided by operating activities      1,059,998       1,716,005
                                                      -------------  --------------

Cash flows from investing activities:
  Acquisition of fixed assets                              (17,253)        (77,549)
  Payment for the purchase of intangible assets
    in connection with acquisition                                        (110,000)
                                                      -------------  --------------
          Net cash used in investing activities            (17,253)       (187,549)
                                                      -------------  --------------

Cash flows from financing activities:
  Repayment of line of credit                                             (130,472)
  Repayments of notes payable                             (104,216)
  Repayment of long-term debt                           (1,015,447)         (7,646)
  Bank overdraft                                            76,918
  Exercise of options                                                       12,599
                                                      -------------  --------------
          Net cash used in financing activities         (1,042,745)       (125,519)
                                                      -------------  --------------

Net increase in cash and cash equivalents                        0       1,402,937

Cash and cash equivalents at beginning of period                 0       1,007,444
                                                      -------------  --------------

Cash and cash equivalents at end of period            $          0   $   2,410,381
                                                      =============  ==============

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

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Recently  Issued  Accounting  Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Corporation effective January 1, 2002. As of June 30, 2002, the Corporation had unamortized goodwill of approximately $1,222,400, subject to the provisions of SFAS 142. The Corporation has completed transitional impairment tests required by SFAS 142, which did not result in an impairment charge.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

As noted above, the Corporation ceased amortizing goodwill effective January 1, 2002. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002:


                                                      For  The  Three                For  The
                                                       Months  Ended            Six  Months  Ended
                                                         June  30,                   June  30,
                                               --------------------------  --------------------------
                                                   2001          2002          2001          2002
                                               ------------  ------------  ------------  ------------
                                                                           (Unaudited)   (Unaudited)
Reported net income                            $     61,360  $     91,464  $    110,254  $    174,117

Add back: goodwill amortization, net of tax          12,813                      25,533
                                               ------------  ------------  ------------  ------------

Adjusted net income                            $     74,173  $     91,464  $    135,787  $    174,117
                                               ============  ============  ============  ============

Basic earnings per share:
  As reported                                          0.02          0.02  $        .03  $        .05
                                               ============  ============  ============  ============

  As adjusted for nonamortization of goodwill          0.02          0.02  $        .04  $        .05
                                               ============  ============  ============  ============

  Diluted earnings per share:
  As reported                                          0.01          0.02  $        .02  $        .03
                                               ============  ============  ============  ============

  As adjusted for nonamortization of goodwill          0.01          0.02  $        .03  $        .03
                                               ============  ============  ============  ============

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of certain long-lived assets. The Corporation is currently evaluating the impact of SFAS 143 and 144.

Acquisition:

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

Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the Preferred Stock from the date of issuance. During the three and six months ended June 30, 2001 and 2002, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the Corporation's common stock during that period. Common shares issuable as a result of the assumed conversion of the Corporation's preferred stock were also included in the computation of diluted earnings per share during the three and six months ended June 30, 2001 and 2002.

NOTE  3  -  STOCK  OPTIONS:

During the six months ended June 30, 2002, employees exercised 16,000 options at prices ranging from $.59 to $1.625 per share. At December 31, 2001 and June 30, 2002, the Corporation has 1,482,500 shares of common stock reserved for issuance for these options and for options and warrants granted previously.

NOTE  4  -  LINE  OF  CREDIT:

The Corporation has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. At June 30, 2002, the total amount of the line of credit was available to the Corporation. The availability is based on a formula which allows the Corporation to borrow 85% of eligible receivables. All property and assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that certain ratios be maintained. Borrowings under the agreement bear interest at prime plus 2 1/2 % (7.25% at December 31, 2001 and June 30, 2002). At December 31, 2001, $130,472 was outstanding.

At June 30, 2002, there was an amount due from the lending institution of $14,968. This is due to a lockbox being used by the Corporation, therefore, all cash is deposited with the lending institution and then transferred to the bank.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  5  -  TREASURY  STOCK:

The Corporation issued treasury stock for the exercise of options that occurred during March through May 2002. The Corporation assigned a cost of the treasury stock based on the first-in-first-out method.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS:

Rent expense for the six months ended June 30, 2001 includes approximately $22,000 relating to one of the Corporation's offices leased from an affiliated company. The lease expired on April 30, 2001.

Two of the Corporation's directors provide consulting services on an as needed basis. Consulting expenses to the directors amounted to $12,000 for the six months ended June 30, 2002. One director provided consulting services for the six months ended June 30, 2001 which amounted to $6,000.

NOTE  7  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                                         Six  Months  Ended
                                                             June  30,
                                                        ---------------------
                                                          2001         2002
                                                        --------     --------

     Supplemental  cash  flow  disclosures:

       Cash  paid  during  the  period  for:

         Interest                                        $107,700     $  4,596
                                                         ========     ========

         Income  taxes                                   $ 55,262     $171,635
                                                         ========     ========

     Supplemental disclosure of noncash financing activities:

       During  March  through May 2002, the Corporation issued
       16,000 shares of treasury stock in connection with the exercise of stock options which reduced additional paid-in capital by $4,509.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  8  -  INTANGIBLES:

Intangibles  consist  of  the  following:



                                                 December  31,  2001
                             -----------------------------------------------------------
                                                                             Estimated
                             Gross Carrying    Accumulated   Net Carrying   Useful Life
                                 Amount       Amortization      Amount        (Years)
                             ---------------  -------------  -------------  ------------
Goodwill                     $     1,396,712  $     174,312  $   1,222,400  Indefinite
                             ---------------  -------------  -------------

Contract value                        60,217         24,804         35,413       10
Customer list                         38,470         18,417         20,053       10
                             ---------------  -------------  -------------

                                      98,687         43,221         55,466
                             ---------------  -------------  -------------

Total                        $     1,495,399  $     217,533  $   1,277,866
                             ===============  =============  =============

                                             June 30, 2002  (Unaudited)
                             -----------------------------------------------------------
                                                                             Estimated
                             Gross Carrying   Accumulated    Net Carrying   Useful Life
                                 Amount       Amortization      Amount        (Years)
                             ---------------  -------------  -------------  ------------

Goodwill                     $     1,396,712  $     174,312  $   1,222,400  Indefinite
                             ---------------  -------------  -------------

Contract value                       110,217         32,410         77,807     3-10
Customer list                         98,470         23,218         75,252     3-10
                             ---------------  -------------  -------------
                                     208,687         55,628        153,059
                             ---------------  -------------  -------------

Total                        $     1,605,399  $     229,940  $   1,375,459
                             ===============  =============  =============

NOTE  9  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At December 31, 2001 and June 30, 2002, the Corporation has computed a deferred tax asset in the amount of approximately $547,000 and $548,000, respectively, and has provided a valuation allowance of $314,000 and $286,000, respectively (all related to impairment of goodwill), on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits. Upon the continued profitability during the six months ended June 30, 2002, the valuation allowance was decreased by $28,000 to reflect a reduction in the uncertainty regarding realization. Such amount was reflected as a reduction of the provision for deferred taxes during the six months ended June 30, 2002.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  10  -  EARNINGS  PER  SHARE:

Earnings  per  share  are  computed  as  follows:


                                         For The Three Months Ended     For The Six Months Ended
                                                   June 30,                     June 30,
                                       -----------------------------  ----------------------------
                                            2001           2002            2001           2002
                                       --------------  -------------  --------------  ------------
Basic and diluted earnings
  per share:

Earnings:
  Net income applicable
    to common stock                    $       61,360  $      91,464  $      110,254  $    174,117
                                       ==============  =============  ==============  ============

Shares:
  Weighted average number of
    common shares outstanding - basic       3,668,730      3,705,774       3,668,730     3,701,321
  Effect of dilutive options                1,020,560      1,150,973         916,500     1,150,589
  Effect of dilutive convertible
    preferred stock                           590,375        590,375         590,375       590,375
                                       --------------  -------------  --------------  ------------

Diluted weighted average shares
  outstanding                               5,279,665      5,447,122       5,175,605     5,442,285
                                       ==============  =============  ==============  ============

Basic earnings per share               $          .02  $         .02  $          .03  $        .05
                                       ==============  =============  ==============  ============

Diluted earnings per share             $          .01  $         .02  $          .02  $        .03
                                       ==============  =============  ==============  ============

NOTE  11  -  PROPOSED  ACQUISITION:

On October 11, 2001 (as amended on February 13, 2002 and July 10, 2002), the Corporation entered into a Stock for Stock Exchange Agreement (the "Agreement") with The Bio Balance Corp. ("Bio Balance"). Bio Balance is engaged in the research and development, manufacturing and marketing of probiotic agents for therapy of gastrointestinal diseases. A probiotic is a live microorganism or microbial mixture administered to beneficially affect the host by improving its microbial balance. Bio Balance is a company in the development stage.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Agreement provides for Bio Balance's shareholders exchanging at least 90% of their shares and 100% of their options for common stock and options of the Corporation in a share for share transaction. Just prior to the proposed closing presently scheduled for August 2002, Bio Balance is expected to have approximately 21,350,000 shares of common stock issued and outstanding and the Corporation is expected to have approximately 4,000,000 issued and outstanding shares of common stock, options and warrants (after a 1 to 1.5 share reverse split). On July 10, 2002, the agreement was amended to allow the closing to occur if Bio Balance has approximately 18,000,000 shares of common stock. After the proposed closing, the shareholders of Bio Balance are expected to own approximately 90% of the common stock of the Corporation.

The Agreement is subject to the approval of the Corporation's shareholders at a meeting and compliance with various federal and state regulatory requirements, as more fully described in the Corporation's Form 8-K/A report of the events of October 11, 2001 filed with the SEC on November 6, 2001 and the Form S-4 filed on March 27, 2002, with an amended S-4 filed on July 19, 2002.

MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF  OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001.


RESULTS  OF  OPERATIONS

Revenues for the six months ended June 30, 2002 increased 17.7% to approximately $19,058,000 from approximately $16,187,000 for the six months ended June 30, 2001. The increase is the result of the New York City (HRA) contract's increased caseload and an increase in our New Jersey caseload. The New York City's contract calls for a new reimbursement methodology, which limits the future revenue and profitability of this contract. Its awarding of contracts to new vendors creates the risk of flat or even decreased sales from this contract.

Cost of professional care of patients for the six months ended June 30, 2002 increased 21.6% to approximately $14,768,000 from approximately $12,148,000 for the six months ended June 30, 2001. The increase resulted from hiring additional home health care personnel to service the increased business. The cost of professional care of patients as a percentage of revenues increased 2.5% to approximately 77.5% for the six months ended June 30, 2002 from approximately 75.0% for six months ended June 30, 2001. The increase resulted primarily from a change in the reimbursement methodology of the city contract. New guidelines set a fixed reimbursement rate for SG&A per client. Our cost of professional care fees remain unchanged as we continue to be reimbursed and pay on an hourly basis.

Selling, general and administrative expenses for the six months ended June 30, 2002 increased 13.2% to approximately $3,907,000 from approximately $3,450,000 for the six months ended June 30, 2001. The increase in expenses is the result of administrative personnel increases and other costs associated with increased revenue selling, general and administrative expenses as a percentage of revenue decreased to 20.5% from 21.3%. The decrease was due to not increasing the expenses proportionately to the increase in revenue.

Interest expense for the six months ended June 30, 2002 decreased to approximately $5,000 as compared to approximately $108,000 for the six months ended June 30, 2001, primarily as a result of decreased borrowing. While the Company has cash on hand and no outstanding use of the line of credit, there can be no assurance that this will continue.

The provision of approximately $54,000 and $76,000 for federal, state and local taxes is the result of income for the six months ended June 30, 2001 and June 30, 2002, respectively.

In view of the foregoing, income for the six months ended June 30, 2002 amounted to approximately $174,000 as compared to approximately $110,000 in net income for the six months ended June 30, 2001. The $174,000 would have been approximately $148,000 had the Company not initiated SFAS 142, which became effective for the Company January 1, 2002 and requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The Company has performed its impairment test during the second quarter ended June 30, 2002 and believes that the fair value of the reporting units exceeds the carrying value as of January 1, 2002 and that goodwill has not been impaired. Cash and due from lending institution at June

30, 2002 increased approximately $1,400,000 from December 31, 2001. The increase is the result of a more aggressive collection effort and a rate increase in our City contract. During the same period of time the amount due to HRA increased approximately by $760,000. The increase resulted from a change in the reimbursement methodology of the City contract. New guidelines set a fixed rate for SG&A per client. While we continue to be reimbursed at the full contract rate, any amounts over these limits must be paid back to the City.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The availability of the line of credit is based on a formula, which is 85% of eligible accounts receivable. As of June 30, 2002, the amount available to borrow based on the formula was $4,000,000. The only restrictive covenant is that the Company has a net worth greater than $500,000.

For the six months ended June 30, 2002, net cash provided by operations was approximately $1,716,000 as compared to net cash provided by operations of approximately $1,060,000 during the six months ended June 30, 2001, an increase of $656,000. The $1,716,000 provided by operations for the six months ended June 30, 2002, was principally due to an increase in accounts payable and accrued expenses, an increase in accrued payroll, an increase in due to HRA and a net income for the period.

Net cash used in investing activities for the six months ended June 30, 2002 was approximately $187,000, for the acquisition of fixed assets and intangible assets. Net cash used by financing activities for the six months ended June 30, 2002 totaled approximately $126,000, resulting from repayment of the credit line of $130,000, repayment of long term debt of $8,000 offset by an increase in stock options of $12,000.

As of June 30, 2002, approximately $5,426,000 (approximately 55%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $6,349,000 (approximately 76%) as of June 30, 2001, a decrease of 21%, as a result of substantial increase in collections. Such payors generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the six months ended June 30, 2002, the Company's DSO was 55, compared to 71 days for the six months ended June 30, 2001. The improvement of 16 days in DSO is mainly due to improved collections and DSO's in all divisions.

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

August 14, 2002

                                      NEW  YORK  HEALTH  CARE,  INC.


                                      By:  /s/ Jacob Rosenberg
                                      ----------------------------------------
                                      Jacob Rosenberg
                                      Vice President, Chief Operating Officer,
                                      Chief Financial and Accounting Officer,
                                      Secretary,  Director