Form 10KSB/A
period 2001-12-31
NEW YORK HEALTH CARE INC
filed 2002-09-04
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 3
                                       TO
                                   FORM 10-KSB


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

     The Company maintains its principal office at 1850 McDonald Avenue, Brooklyn, New York 11223, telephone (718) 375-6700.

Industry  Background

     According to the Office of the Actuary at the Centers for Medicare & Medicaid Services, national health expenditures are projected to reach approximately $2.8 trillion in 2011, growing at a mean annual rate of 7.3 percent during the forecast period of 2001-2011. Health care spending during the forecast period is projected to grow 2.5 percent per year faster than the projected gross domestic product, so that by 2011 it will constitute approximately 17.0 percent of projected GDP compared to 13.2 percent in 2000.These projections and estimates are uncertain and ought to be regarded as an indication of possible trends based upon various assumptions regarding future macroeconomic conditions and the nature and impact of future institutional changes in the health care sector of the national economy.
(National Health Care Expenditures  Projections:  2001-2011,
------------------------------------------------------------
http://www.cms.hhs.gov/statistics/nhe/projections-2001/proj2001.pdf)
--------------------------------------------------------------------

Aging  Population

     Although the growth of the U.S. population slowed somewhat during the 1990's because of the relatively small number of babies born during the Great Depression of the 1930's, it is expected that the older population will burgeon between the years 2010 and 2030 when the post WW II "baby boom" generation reaches age 65. By 2030, it is projected that there will be approximately 70 million older persons, more than twice the number in 2000. People 65 and older, who represented 12.4% of the population in the year 2000, are expected to grow to approximately 20% of the population by 2030.
(Administration on Aging - A Profile  of  Older  Americans:  2001 Future Growth,
--------------------------------------------------------------------------------
http://www.aoa.gov/aoa/stats/profile/2001/2.html)
-------------------------------------------------

Cost  Effectiveness  of  Home  Health  Care  Services

     Home care is a cost-effective service, not only for individuals recuperating from a hospital stay, but also for those who, because of a functional or cognitive disability, find that they are unable to take care of themselves. More than 20,000 providers deliver home care services to some 7.6 million individuals who require services because of acute illness, long-term health conditions, permanent disability or terminal illness. Annual expenditures for home health care were projected to have been $41.3 billion in 2001.

     The table below lists some examples of cost-effective home care by comparing the average Medicare charges on a per-day basis for hospital and skilled nursing facility to the average Medicare charge for a home health visit. (2001 National Association of Home Care Statistics,
 -------------------------------------------------------
http://www.nahc.org/consumer/hcstats.html).
-----------------------------------------

    Comparison of Hospital, SNF, and Home Health Medicare Charges, 1998-2000
    ------------------------------------------------------------------------

                                                   1998       1999      2000a
                                                  ------     ------     ------
Hospital  charges  per  day                       $2,370     $2,533     $2,753
Skilled nursing facility charges per
day                                               $  498     $  425     $  421
Home  Health  charges  per  visit.                $   93     $   93     $  100

SOURCES: The hospital and SNF Medicare charge data are from the Annual Statistical Supplement, 2000, to the Social Security Bulletin, Social Security Administration (October 2001). Home care information for 1998 from HCFA, Office of Information Services. Per visit charges for 1999 and 2000 are calculated using producer price index data from the Bureau of Labor Statistics website (www.bls.gov, September 2001).

NOTE: a Hospital and skilled nursing facility charges per day are based on preliminary data.

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


Incidences of AIDS and Cancer.

     During 2001, approximately 5 million people became infected with the human immunodeficiency virus (HIV), which causes AIDS, and approximately 3 million people died from HIV/AIDS, a higher global total than in any year since the beginning  of  the  epidemic,  despite  antiretroviral therapy which reduced the incidence of AIDS and AIDS deaths in the richer countries. Deaths among the already infected are expected to continue to increase for some years even if prevention programs manage to cut the number of new infections to zero. (AVERT.ORG, Worldwide HIV & AIDS Epidemic Statistics
             ---------------------------------------------
http://www.avert.org/worlstatinfo.htm).  However,  with  the  HIV-  positive
-------------------------------------
population still expanding, the annual number of AIDS deaths is expected to increase for many years. As of the end of June 2001, 793,026 AIDS cases in the USA had been reported to the Center for Disease Control and Prevention. Of these, 79% were men, 21% were women and 1% were children less than 13 years of age. (United States HIV & AIDS Statistics Summary Aids Statistics,
       -------------------------------------------------------------------
http://www.avert.org.statsum.htm).
--------------------------------

     Cancer is the second leading cause of death in the U.S., exceeded only by heart disease, with one of ever four deaths is occurring from cancer. Since 1990, approximately 16 million new cancer cases have been diagnosed and approximately 1,284,900 new cancer cases are expected to be diagnosed in 2002, not including carcinoma in situ (noninvasive cancer) of any site except urinary bladder, or basal and squamous cell skin cancers. More than 1 million cases of basal and squamous cancers are expected to be diagnosed in 2002 and approximately 555,500 Americans are expected to die of cancer, more than 1,500 people a day. (American Cancer Society, Surveillance Research 2002,
                  --------------------------------------------------------
www.cancer.org).
--------------


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


     New York Health Care and Bio Balance have agreed to a business combination transaction pursuant to a Stock for Stock Exchange Agreement dated October 11, 2001, as amended February 13, 2002, July 10, 2002 and August 13, 2002 in which New York Health Care Acquisition, Inc., a newly-formed wholly-owned subsidiary of the Company, will merge into Bio Balance after an exchange of Bio Balance's outstanding shares of common stock and warrants for an equal number of shares of New York Health Care common stock and warrants, and Bio Balance will thereby become a wholly-owned subsidiary of New York Health Care. Bio Balance shareholders will wind up owning approximately 90% of the Company's outstanding common stock.

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


     In July 2001, Bio Balance acquired all patents, patent applications, know-how and intellectual property rights relating to certain probiotic agents from Danron Ltd., Uprising Investment Ltd., and Kimmey Trading Ltd., each of which are unaffiliated third parties engaged in the research, development, marketing and sales of probiotic bacteria and other technology for cash consideration of $510,000 and an aggregate of 990,000 Bio Balance Shares. Under the terms of the agreement pursuant to which Bio Balance acquired the intellectual property rights, Danron Ltd., Uprising Investment Ltd., and Kimmey Trading Ltd. have an option to repurchase the intellectual property rights by returning the 990,000 Bio Balance Shares if Bio Balance has not completed an initial public offering or combination with a publicly traded company on or before November 13, 2002. Further, the agreement provides that, in the event the aggregate value of the shares received by Danron Ltd., Uprising Investment Ltd., and Kimmey Trading Ltd. in a stock-for-stock exchange is less than $1,980,000, or $2.00 per share, the number of shares to be received by those shareholders shall be increased such that the total value of such shares at closing is not less than $1,980,000 and the interest of the remaining shareholders of Bio Balance shall be reduced proportionately.


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


     The terms of the transaction require that Bio Balance complete a private placement of shares of its common stock at a price of not less than $2.00 per share in which it raises $6,000,000 in its private placement. If Bio Balance is unable to raise at least $5,000,000 in the private placement by the closing date, New York Health Care may cancel the merger transaction. As of August 28, 2002, Bio Balance must raise an additional $2,117,033 by selling an additional 1,058,517 shares of its common stock. The net proceeds of that transaction are to be used exclusively for the operations of Bio Balance. Similarly, the Company's revenues from its ongoing operations and its sources of financing (including its $4,000,000 line of credit) are to be used exclusively for its home health care business and related operations.


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

    As of the closing of the transaction (expected to occur in October 2002), New York Health Care will increase of its authorized shares of common stock from 50,000,000 to 100,000,000 and its authorized shares of preferred stock from 2,000,000 to 5,000,000, and will effect a 1 for 1.5 share reverse stock split of its common stock, which will result in 2,474,486 issued and outstanding shares of common stock, 25,513 treasury shares, 393,583 shares reserved for issuance upon the conversion of outstanding preferred stock and 990,168 shares reserved for issuance upon the exercise of currently outstanding options and warrants. The Company's subsidiary, NYHC Acquisition, will merge with and into Bio Balance, and each outstanding share and warrant of Bio Balance will be exchanged for an equal number of New York Health Care shares and warrants, which will result in the former shareholders of Bio Balance owning up to 23,143,334 Shares, or approximately 90%, of all of the issued and outstanding of New York Health Care shares, together with warrants to purchase an additional 483,066 shares. At July 15, 2002, there were 261 holders of Bio Balance common stock. The principal officers and directors of Bio Balance are Paul Stark, Joseph Herbst and Jeanne Quinto. The principal shareholders of Bio Balance are Hershey Holdings, Birimiza Associates, KPT Partners and Nekavim Investors, holding in the aggregate approximately 39% of the outstanding shares. together with an There will be up to 25,617,820 issued and outstanding shares of common stock upon the closing of the transaction.


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


     New York State Department of Health regulations provide requirements for the licensing of home health care services agencies and significant transfers of their ownership. Any transfer to a person or entity of 10% or more of the capital stock generally requires some form of clearance by the New York State. Obtaining clearance generally involves a showing of good character and competence on the part of all of the officers and directors of the licensed company and any holder or transferee of 10% or more of the Company's stock. The Company met with representatives of the DOH in October 2001 to discuss the proposed Bio Balance transaction. Based upon management's representations that:
Bio Balance will become a wholly-owned subsidiary of the Company; no Bio Balance shareholder or affiliated group will be acquiring 10% or more of the Company's issued and outstanding equity shares; Bio Balance will not exercise control over the Company's home health care operations or any other business under the jurisdiction of the DOH and is not seeking a license; and the Company's board of directors will at closing have a majority of members who are current directors of the Company and will continue to be free from control by Bio balance, management was has been informally advised by the Associate Director, Licensure & Surveillance, of DOH that the transaction does not require any action by the Department of Health or Public Health Council.


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

September 4, 2002
                                           NEW YORK HEALTH CARE, INC.


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

/s/ Jerry Braun         President, Chief Executive               September 4, 2002
----------------------  Officer and Director
Jerry Braun


/s/ Jacob Rosenberg     Vice President, Chief Operating          September 4, 2002
----------------------  Officer, Chief Financial and Accounting
Jacob Rosenberg         Officer, Secretary, Director


/s/ H. Gene Berger      Director                                 September 4, 2002
----------------------
H. Gene Berger


/s/ Charles J. Pendola  Director                                 September 4, 2002
----------------------
Charles J. Pendola