Form 10-Q
period 2002-09-30
NEW YORK HEALTH CARE INC
filed 2002-11-13
CIK 1018354

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  September 30, 2002

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 or 15(d) OF THE
     SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  transition  period  from: _________ to _________.


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

                        CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS

                                                   A S S E T S

                                                                         December 31, 2001    September 30, 2002
                                                                        -------------------  --------------------
                                                                             (Note 1)            (Unaudited)
Current assets:
  Cash and cash equivalents                                             $        1,007,444   $         3,019,530
  Due from lending institution                                                                            96,769
  Accounts receivable, net of allowance for uncollectible
    amounts of $290,000 at December 31, 2001 and $307,000 at
    September 30, 2002                                                           5,442,229             5,292,704
  Unbilled services                                                                 60,828                90,592
  Prepaid expenses                                                                  74,324               206,452
  Deferred tax asset                                                               116,000               123,000
                                                                        -------------------  --------------------
      Total current assets                                                       6,700,825             8,829,047

Property and equipment, net                                                        292,059               264,244
Deferred tax assets                                                                117,000               137,000
Goodwill, net                                                                    1,222,400             1,222,400
Intangibles, net                                                                    55,466               141,300
Deposits                                                                            55,851                53,376
                                                                        -------------------  --------------------

      Total assets                                                      $        8,443,601   $        10,647,367
                                                                        ===================  ====================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                       $        2,779,297   $         3,263,759
  Line of credit                                                                   130,472
  Current portion of lease obligations payable                                      16,654                18,989
  Accounts payable and accrued expenses                                            854,283             1,393,058
  Income taxes payable                                                             160,000                89,000
  Due to HRA                                                                       268,859             1,343,289
                                                                        -------------------  --------------------
      Total current liabilities                                                  4,209,565             6,108,095
                                                                        -------------------  --------------------

Lease obligations payable, less current portion                                     18,281                 3,855
                                                                        -------------------  --------------------

Commitments, contingencies and other comments

Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    590,375 shares issued                                                            5,904                 5,904
  Common stock, $.01 par value, 50,000,000 shares authorized;
    3,750,000 shares issued; 3,696,730 outstanding at December 31, 2001
    and 3,712,730 outstanding at September 30, 2002                                 37,500                37,500
  Additional paid-in capital                                                     4,737,640             4,733,131
  Deficit                                                                         (516,698)             (209,635)
                                                                        -------------------  --------------------
                                                                                 4,264,346             4,566,900
  Less: Treasury stock (53,270 and 37,270 common shares at cost as of
    December 31, 2001 and September 30, 2002, respectively)                        (48,591)              (31,483)
                                                                        -------------------  --------------------
      Total shareholders' equity                                                 4,215,755             4,535,417
                                                                        -------------------  --------------------

      Total liabilities and shareholders' equity                        $        8,443,601   $        10,647,367
                                                                        ===================  ====================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                        For the Three Months Ended  For the Nine Months Ended
                                              September 30,               September 30,
                                         ------------------------  --------------------------
                                            2001         2002          2001          2002
                                         -----------  -----------  ------------  ------------
Net patient service revenue              $8,912,849   $9,824,500   $25,099,391   $28,882,290
                                         -----------  -----------  ------------  ------------

Expenses:
  Professional care of patients           6,622,163    7,579,044    18,770,563    22,346,954
  General and administrative              1,748,440    1,973,804     5,198,881     5,880,472
  Bad debts expense                         240,345       12,965       455,973        75,000
  Depreciation and amortization              44,471       51,761       147,010       129,530
                                         -----------  -----------  ------------  ------------
    Total operating expenses              8,655,419    9,617,574    24,572,427    28,431,956
                                         -----------  -----------  ------------  ------------

Income from operations                      257,430      206,926       526,964       450,334
                                         -----------  -----------  ------------  ------------

Nonoperating income (expenses):
  Interest income                             1,100       10,096         3,520        21,451
  Interest expense                          (23,077)      (2,126)     (130,777)       (6,722)
                                         -----------  -----------  ------------  ------------

    Nonoperating (expenses) income, net     (21,977)       7,970      (127,257)       14,729
                                         -----------  -----------  ------------  ------------

Income before provision
  for income taxes                          235,453      214,896       399,707       465,063
                                         -----------  -----------  ------------  ------------

Provision (benefit) for income taxes:
  Current                                   231,000       80,000       272,000       185,000
  Deferred                                 (123,000)       2,000      (110,000)      (27,000)
                                         -----------  -----------  ------------  ------------
                                            108,000       82,000       162,000       158,000
                                         -----------  -----------  ------------  ------------

Net income                               $  127,453   $  132,896   $   237,707   $   307,063
                                         ===========  ===========  ============  ============


Basic earnings per share                 $      .03   $      .04   $       .06   $       .08
                                         ===========  ===========  ============  ============

Diluted earnings per share               $      .02   $      .02   $       .05   $       .06
                                         ===========  ===========  ============  ============

Weighted average shares outstanding       3,691,975    3,712,730     3,676,563     3,705,166
                                         ===========  ===========  ============  ============

Diluted weighted average shares
  outstanding                             5,108,346    5,435,329     5,153,270     5,440,008
                                         ===========  ===========  ============  ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                         (UNAUDITED)


                                                     Preferred                        Treasury
                                 Common Stock          Stock         Additional         Stock
                               ------------------  ----------------    Paid-In    -------------------
                                Shares    Amount   Shares   Amount     Capital     Shares    Amount     Deficit      Total
                               ---------  -------  -------  -------  -----------  --------  ---------  ----------  ----------
Balance at January 1, 2002     3,750,000  $37,500  590,375  $ 5,904  $4,737,640    53,270   $(48,591)  $(516,698)  $4,215,755

Exercise of options through
  the issuance of treasury
  stock (during March
  through May) (at an
  average exercise price of
  $.79 per share)                                                       (4,509)  (16,000)    17,108                   12,599

Net income                                                                                               307,063      307,063
                               ---------  -------  -------  -------  -----------  --------  ---------  ----------  ----------

Balance at September 30,
  2002                         3,750,000  $37,500  590,375  $ 5,904  $4,733,131    37,270   $(31,483)  $(209,635)  $4,535,417
                               =========  =======  =======  =======  ===========  ========  =========  ==========  ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                          2001         2002
                                                                      ------------  -----------
Cash flows from operating activities:
  Net income                                                          $   237,707   $  307,063
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       147,010      129,530
      Bad debt expense                                                    455,973       75,000
      Deferred tax credit                                                (110,000)     (27,000)
      Changes in operating assets and liabilities:
        Decrease in accounts receivable and unbilled services             422,674       44,761
        Increase in prepaid expenses                                      (10,588)    (132,128)
        Increase in due to/from lending institution                      (351,507)     (96,769)
        (Increase) decrease in deposits                                    (7,339)       2,475
        Increase in accrued payroll                                       480,715      484,462
        Decrease (increase) in accounts payable and accrued expenses       (6,098)     538,775
        Increase (decrease) in income taxes payable                       210,000      (71,000)
        Increase in due to HRA                                            165,034    1,074,430
                                                                      ------------  -----------
           Net cash provided by operating activities                    1,633,581    2,329,599
                                                                      ------------  -----------

Cash flows from investing activities:
  Acquisition of fixed assets                                             (20,252)     (77,549)
  Payment for the purchase of intangible assets in connection
    with acquisition                                                            -     (110,000)
                                                                      ------------  -----------
          Net cash used in investing activities                           (20,252)    (187,549)
                                                                      ------------  -----------

Cash flows from financing activities:
  Repayments of line of credit                                         (1,889,392)    (130,472)
  Repayment of long-term debt                                            (115,282)     (12,091)
  Exercise of options                                                      20,039       12,599
  Increase in bank overdraft                                              371,306            -
                                                                      ------------  -----------
          Net cash used in financing activities                        (1,613,329)    (129,964)
                                                                      ------------  -----------

Net increase in cash and cash equivalents                                     -0-    2,012,086

Cash and cash equivalents at beginning of period                              -0-    1,007,444
                                                                      ------------  -----------

Cash and cash equivalents at end of period                            $       -0-   $3,019,530
                                                                      ============  ===========

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

In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Recently  Issued  Accounting  Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Corporation effective January 1, 2002. As of September 30, 2002, the Corporation had unamortized goodwill of approximately $1,222,400, subject to the provisions of SFAS 142. The Corporation has completed transitional impairment tests required by SFAS 142, which did not result in an impairment charge.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



As noted above, the Corporation ceased amortizing goodwill effective January 1, 2002. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002:

                                                        For The                   For The
                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                               --------------------------  --------------------------
                                                   2001         2002          2001         2002
                                               ------------  ------------  ------------  ------------
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Reported net income                            $    127,453  $    132,896  $    237,707  $    307,063

Add back: goodwill amortization, net of tax          12,813                      38,346
                                               ------------  ------------  ------------  ------------

Adjusted net income                            $    140,266  $    132,896  $    276,053  $    307,063
                                               ============  ============  ============  ============
Basic earnings per share:
  As reported                                  $        .03  $        .04  $        .06  $        .08
                                               ============  ============  ============  ============

  As adjusted for nonamortization of goodwill  $        .04  $        .04  $        .08  $        .08
                                               ============  ============  ============  ============

  Diluted earnings per share:
  As reported                                  $        .02  $        .02  $        .05  $        .06
                                               ============  ============  ============  ============

  As adjusted for nonamortization of goodwill  $        .03  $        .02  $        .05  $        .06
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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Corporation does not believe that the adoption of this statement will impact its financial position, results of operations, or cash flows.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are not expected to have material impact on the Corporation's consolidated financial statements.

Acquisition:

On April 10, 2002, the Corporation acquired the assets of Adult Care Services, Inc., a home healthcare office in Whiting, NJ. The Corporation does not consider this to be a significant acquisition.

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the Preferred Stock from the date of issuance. During the three and nine months ended September 30, 2001 and 2002, options and warrants were included in the computation of diluted earnings per share because the exercise price was less than the average market price of the Corporation's common stock during that period. Common shares issuable as a result of the assumed conversion of the Corporation's preferred stock were also included in the computation of diluted earnings per share during the three and nine months ended September 30, 2001 and 2002.

NOTE  3  -  STOCK  OPTIONS:

During the nine months ended September 30, 2002, employees exercised 16,000 options at prices ranging from $.59 to $1.625 per share. At December 31, 2001 and September 30, 2002, the Corporation has 1,482,500 shares of common stock reserved for issuance for these options and for options and warrants granted previously.

NOTE  4  -  LINE  OF  CREDIT:

The Corporation has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. At September 30, 2002, the total amount of the line of credit was available to the Corporation. The availability is based on a formula which allows the Corporation to borrow 85% of eligible receivables. All property and assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that certain ratios be maintained. Borrowings under the agreement bear interest at prime plus 2 1/2% (7.25% at December 31, 2001 and September 30,
2002). At December 31, 2001, $130,472 was outstanding.

At September 30, 2002, there was an amount due from the lending institution of $96,769. This is due to a lockbox being used by the Corporation, therefore, all cash is deposited with the lending institution and then transferred to the bank.

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

NOTE  6  -  RELATED  PARTY  TRANSACTIONS:

Rent expense for the nine months ended September 30, 2001 includes approximately $22,000 relating to one of the Corporation's offices leased from an affiliated company. The lease expired on April 30, 2001.

Prior to June 30, 2002, two of the Corporation's non-employee directors provided consulting services on an as needed basis. Consulting expenses to the directors amounted to $12,000 for the nine months ended September 30, 2002. Subsequent to June 30, 2002, the non-employee directors received $6,000 as directors fees. One non-employee director provided consulting services for the nine months ended September 30, 2001 which amounted to $9,000.

NOTE  7  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2001      2002
                                                            --------  --------
  Supplemental cash flow disclosures:

    Cash paid during the period for:

      Interest                                              $130,777  $  6,722
                                                            ========  ========

      Income taxes                                          $ 79,899  $264,667
                                                            ========  ========

  Supplemental disclosure of noncash financing activities:

    During  March  through  May  2002,  the
    Corporation issued 16,000 shares of treasury stock in connection with the exercise of stock options which reduced additional paid-in capital by $4,509.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8  -  INTANGIBLES:

Intangibles  consist  of  the  following:

                                             December  31,  2001
                           -------------------------------------------------------
                                                                           Estimated
                         Gross Carrying    Accumulated   Net Carrying     Useful Life
                             Amount       Amortization      Amount          (Years)
                         ---------------  -------------  -------------  ---------------
  Goodwill               $     1,396,712  $     174,312  $   1,222,400     Indefinite
                         ---------------  -------------  -------------

  Contract value                  60,217         24,804         35,413         10
  Customer list                   38,470         18,417         20,053         10
                         ---------------  -------------  -------------

                                  98,687         43,221         55,466
                         ---------------  -------------  -------------

  Total                  $     1,495,399  $     217,533  $   1,277,866
                         ===============  =============  =============

                                         September 30, 2002  (Unaudited)
                           -------------------------------------------------------
                                                                           Estimated
                         Gross Carrying    Accumulated   Net Carrying     Useful Life
                             Amount       Amortization      Amount          (Years)
                         ---------------  -------------  -------------  ---------------
  Goodwill               $     1,396,712  $     174,312  $   1,222,400    Indefinite
                         ---------------  -------------  -------------

  Contract value                 110,217         37,046         73,171       3-10
  Customer list                   98,470         29,784         68,686       3-10
                         ---------------  -------------  -------------
                                 208,687         66,830        141,857
                         ---------------  -------------  -------------

  Total                  $     1,605,399  $     241,142  $   1,364,257
                         ===============  =============  =============

NOTE  9  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At December 31, 2001 and September 30, 2002, the Corporation has computed a deferred tax asset in the amount of approximately $547,000 and $524,000, respectively, and has provided a valuation allowance of $314,000 and $264,000, respectively (all related to impairment of goodwill), on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits. Upon the continued profitability during the nine months ended September 30, 2002, the valuation allowance was decreased by $50,000 to reflect a reduction in the uncertainty regarding realization. Such amount was reflected as a reduction of the provision for deferred taxes during the nine months ended September 30, 2002.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  10  -  EARNINGS  PER  SHARE:

Earnings  per  share  are  computed  as  follows:

                                        For The Three Months Ended     For The Nine Months Ended
                                               September 30,                 September 30,
                                       -----------------------------  ----------------------------
                                            2001           2002           2001           2002
                                       --------------  -------------  -------------  -------------
Basic and diluted earnings
  per share:

Earnings:
  Net income applicable
    to common stock                    $      127,453  $     132,896  $     237,707  $     307,063
                                       ==============  =============  =============  =============

Shares:
  Weighted average number of
    common shares outstanding - basic       3,691,975      3,712,730      3,676,563      3,705,166
  Effect of dilutive options                  825,996      1,132,224        886,332      1,144,467
  Effect of dilutive convertible
    preferred stock                           590,375        590,375        590,375        590,375
                                       --------------  -------------  -------------  -------------

Diluted weighted average shares
  outstanding                               5,108,346      5,435,329      5,153,270      5,440,008
                                       ==============  =============  =============  =============

Basic earnings per share               $          .03  $         .04  $         .06  $         .08
                                       ==============  =============  =============  =============

Diluted earnings per share             $          .02  $         .02  $         .05  $         .06
                                       ==============  =============  =============  =============

NOTE  11  -  PROPOSED  ACQUISITION:

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

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



The Agreement provides for Bio Balance's shareholders exchanging at least 90% of their shares and 100% of their options for common stock and options of the Corporation in a share for share transaction. Just prior to the proposed closing presently scheduled for January 2003, Bio Balance is expected to have approximately 21,350,000 shares of common stock issued and outstanding and the Corporation is expected to have approximately 4,000,000 issued and outstanding shares of common stock, options and warrants (after a 1 to 1.5 share reverse split). On July 10, 2002, the agreement was amended to allow the closing to occur if Bio Balance has approximately 18,000,000 shares of common stock. After the proposed closing, the shareholders of Bio Balance are expected to own approximately 90% of the common stock of the Corporation.

The Agreement is subject to the approval of the Corporation's shareholders at a meeting to be held on December 10, 2002, and compliance with various federal and state regulatory requirements, as more fully described in the Corporation's Form S-4 Registration which was declared effective by the SEC on November 1, 2002.

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
                                    30, 2001.

RESULTS  OF  OPERATIONS

Revenues for the nine months ended September 30, 2002 increased 15.1% to approximately $28,882,000 from approximately $25,099,000 for the nine months ended September 30, 2001. The increase is the result of the New York City (HRA) contract's increased caseload offset by a new reimbursement methodology which limits the future revenue and profitability of this contract, and an increase in our New Jersey caseload.

Cost of professional care of patients for the nine months ended September 30, 2002 increased 19.1% to approximately $22,347,000 from approximately $18,771,000 for the nine months ended September 30, 2001. The increase resulted from hiring additional home health care personnel to service the increased business. The cost of professional care of patients as a percentage of revenues increased 2.6% to approximately 77.4% for the nine months ended September 30, 2002 from approximately 74.8% for nine months ended September 30, 2001. The increase resulted primarily from a change in the reimbursement methodology of the city contract. New guidelines changed the reimbursement rate for SG&A from an hourly amount to a fixed amount per client. Our cost of professional care fees remain unchanged as we continue to be reimbursed and pay on an hourly basis.

Selling, general and administrative expenses for the nine months ended September 30, 2002 increased 13.1% to approximately $5,880,000 from approximately $5,199,000 for the nine months ended September 30, 2001. The increase in expenses is the result of administrative personnel increases, acquisition costs relating to the pending Bio Balance merger transaction and other costs associated with increased revenue. Selling, general and administrative expenses as a percentage of revenue decreased to 20.4% from 20.7% The decrease was due to not increasing the expenses proportionately to the increase in revenue.

Interest expense for the nine months ended September 30, 2002 decreased to approximately $7,000 as compared to approximately $131,000 for the nine months ended September 30, 2001, primarily as a result of decreased borrowing. While the Company has cash on hand and no outstanding use of the line of credit, there can be no assurance that this will continue.

The provision of approximately $162,000 and $158,000 for federal, state and local taxes is the result of income for the nine months ended September 30, 2001 and September 30, 2002, respectively.

In view of the foregoing, income for the nine months ended September 30, 2002 amounted to approximately $307,000 as compared to approximately $238,000 in net income for the nine months ended September 30, 2001. The $307,000 would have been approximately $269,000 had the Company not initiated SFAS 142, which became effective for the Company January 1, 2002 and requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.

The Company has performed its impairment test during the second quarter ended June 30, 2002 and believes that the fair value of the reporting units exceeds the carrying value as of January 1, 2002 and that goodwill has not been impaired.

Cash and due from lending institution at September 30, 2002 increased approximately $2,100,000 from December 31, 2001. The increase is the result of a more aggressive collection effort and a rate increase in our City contract. During the same period of time the amount due to HRA increased approximately by
$1,074,000.   The  increase  resulted  from  a  change  in  the  reimbursement methodology of the City contract. New guidelines set a fixed rate for SG&A per client. While we continue to be reimbursed at the full contract rate, any amounts over these limits must be paid back to the city.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has a $4,000,000 line of credit with a lending institution that expires November 28, 2002. The Company expects this line of credit to be renewed. The availability of the line of credit is based on a formula, which is 85% of eligible accounts receivable. As of September 30, 2002 the amount available to borrow based on the formula was approximately $3,700,000. The only restrictive covenant is that the Company has a net worth greater than $500,000.


For the nine months ended September 30, 2002, net cash provided by operations was approximately $2,330,000 as compared to net cash provided by operations of approximately $1,634,000 during the nine months ended September 30, 2001, an increase of $696,000. The $2,330,000 provided by operations for the nine months ended September 30, 2002 was principally due to an increase in accounts payable and accrued expenses, an increase in accrued payroll, an increase in due to HRA and a net income for the period.

Net cash used in investing activities for the nine months ended September 30, 2002 was approximately $187,000, for the acquisition of fixed assets and intangible assets. Net cash used by financing activities for the nine months ended September 30, 2002 totaled approximately $130,000, resulting from repayment of the credit line of $130,000, repayment of long tem debt of $12,000 off set by an increase in stock options of $12,000.

As of September 30, 2002, approximately $5,383,000 (approximately 51%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payors, as compared to $5,743,000 (approximately 70%) as of September 30, 2001, a decrease of 19%, the result of a substantial increase in collections. Such payors generally require substantial documentation in order to process claims.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the nine months ended September 30, 2002, the Company's DSO was 55, compared to 66 days for the nine months ended September 30, 2001. The improvement of 11 days in DSO is mainly due to improved collections and DSO's in all divisions.

Pending Bio Balance Merger

On November 1, 2002, the Form S-4 Registration Statement relating to the pending Acquisition of the Bio Balance Corp. ("Bio Balance") was declared effective by the SEC. The Bio Balance merger remains contingent upon approval by the Company's shareholders and the Bio Balance shareholders and satisfaction of other closing conditions. Proxy materials have been mailed to the shareholders of each company. The Company's shareholders will vote on the acquisition and related matters at its annual shareholders meeting on Tuesday, December 10, 2002, at 10:00 a.m. E.S.T. at the Company's offices. Bio Balance shareholders will vote on the acquisition and related matters at a special shareholders meeting on Monday, December 9, 2002, at 10:00 a.m. E.S.T. at Bio Balance offices. Assuming approval of the acquisition by the shareholders of both companies and satisfaction of the other closing conditions, closing of the acquisition is anticipated to occur effective January 1, 2003.

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



November 13, 2002

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