Form 10-K
period 2002-12-31
NEW YORK HEALTH CARE INC
filed 2003-03-17
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from: _______ to ________.

                           COMMISSION FILE NO. 1-12451

                           NEW YORK HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

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

     Common Stock $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes  X    No
                                                              -       -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $83,169,511 (last sale as of 6/28/02).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate  the number of shares outstanding of each of the issuer's class of
common  stock,  as  of  the  latest  practicable  date:   23,918,974

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of
1933.    None.

                           FORWARD LOOKING STATEMENTS

     Information provided by the Company and its Bio Balance subsidiary in this annual report contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" contains information concerning the ability of the Company to service its obligations and other financial commitments as they come due and "Company Strategy" contains information regarding management's belief concerning the growth opportunities available to the Company. The aforementioned forward looking statements, as well as other forward looking statements made in this annual report are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

     The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

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

     (e) Bio Balance's business plans are subject to a variety of matters, including but not limited to (i) trends effecting the treatment of Irritable Bowel Syndrome, (ii) United States Food and Drug Administration regulations,
(iii) the possibility of rapid advances in treatment, (iv) the impact of competition from substantially larger companies, (v) the possible introduction of new products, (vi) Bio Balance's need for alliances with potential manufacturers and marketing organizations, and (vii) other matters.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     New York Health Care, Inc. ("we" or the "Company") is engaged in the delivery of home health care services (sometimes referred to herein as the "home health care business") and, following the acquisition of The Bio Balance Corp. ("Bio Balance") in January 2003, the development and planned manufacturing and marketing of a patented "probiotic" product for the treatment of gastrointestinal diseases and disorders (sometimes referred to herein as the "probiotics business").

     The Company is a New York corporation formed in 1983. Our principal executive offices are located at 1850 McDonald Avenue, Brooklyn, New York 11223, telephone (718) 375-6700.

HISTORY,  DEVELOPMENT  AND  OVERVIEW  OF  THE  COMPANY

     The Company was initially organized to act as a licensed home health care agency engaged primarily in supplying the services of paraprofessionals who provide a broad range of health care support services to patients in their homes.

     Our  home  health  care  business operates in all five boroughs of New York
City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. Our home health care business also operates in Jersey City, Edison, Bradley Beach, Whiting, Toms River, East Orange and Hackensack, New Jersey under the name Helping Hands Healthcare. Our home health care services are supplied principally pursuant to contracts with health care institutions and agencies such as various county
Departments of Social Services, NYC HRA, New Jersey Medicaid, Beth Abraham Health Services in the Bronx and Westchester County, Kingsbridge Medical Center, Aetna US Healthcare, and Gentiva Health Services.

     Our primary objective, in our health care business, is to enhance our position in the home health care market by increasing the promotion of our full service and specialty health care capabilities to existing and new referral sources; expand our markets and enter new markets by establishing additional branch offices and acquiring other related health care businesses; and develop complimentary home health care products and services, as well as maintaining our regular training and testing programs, and recruitment activities. See "Item 1. Business - Home Health Care Business."

     On January 2, 2003, we acquired Bio Balance, a privately-owned Delaware corporation, in a stock-for-stock exchange transaction accounted for as a "reverse acquisition," whereby a wholly-owned subsidiary of the Company merged into Bio Balance (the "Merger"). See "Item 1. Business - The Merger."

     Bio Balance was incorporated on May 21, 2001 in the State of Delaware under the name "The Zig Zag Corp." and changed its name to The Bio Balance Corp. in September 2001. From its inception, Bio Balance has been a development stage company and has not generated any revenues.

     Bio Balance owns patented "probiotic" technology and intellectual property of a fully developed product for the treatment of gastrointestinal diseases and disorders in animals and humans, including irritable bowel syndrome ("IBS"), certain forms of inflammatory bowel disease ("IBD") and chronic diarrhea.

     Bio Balance's first product, PROBACTRIX(TM), which has undergone toxicity and animal studies in established laboratories in Israel and the former Soviet Union, has received Israeli approval for veterinarian use and use as a human food supplement and was available in Israeli pharmacies from August 2000 until July 2001, when Bio Balance entered into an agreement to acquire all rights with respect to the product. PROBACTRIX(TM) consists of a patented proprietary strain of non-pathogenic (i.e. non-toxic) M-17 Escherichia Coli ("E.coli") bacteria preserved in a proprietary extract formulation. Various clinical studies in the former Soviet Union and in Israel, as well as published scientific articles support the beneficial effects of non-pathogenic E.coli.

     Bio Balance intends to comply with applicable requirements for the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food. Medical foods are not subject to the FDA regulatory criteria and market clearance standards applicable to "drugs". Instead, medical foods are food ingredients. As such, medical foods may be marketed following a self-determination that the product is "generally recognized as safe" (GRAS). Bio Balance commenced the GRAS determination process in the spring of 2002 and presently expects completion of that process by late 2003 or early 2004. Concurrent with the GRAS and medical food determination process, Bio Balance intends to conduct two additional clinical trials to obtain statistically significant data to support marketing efforts before commencing marketing of PROBACTRIX(TM) in the United States.

     Bio Balance also plans on introducing a version of its product as a pharmaceutical drug and thereafter market the product in the United States. FDA approval of the product as a pharmaceutical drug is a time consuming and costly process. Bio Balance has not as yet commenced the FDA approval process and has no current time table to begin that process. See "Item 1. Business - Probiotics Business."

THE  MERGER

     As a result of the Merger, we affected a 1-for-1.5 reverse stock split and issued 21,443,821 post-reverse split shares of common stock in exchange for 100% of the outstanding securities of Bio Balance. We also assumed all outstanding

Bio Balance warrants to acquire an additional 586,452 post-reverse split shares. Following the Merger, the pre-Merger shareholders of Bio Balance controlled approximately 90% of the Company.

     In conjunction with the Merger, Bio Balance raised $6,035,000 of gross proceeds through the privately placed sale of its common stock. The net proceeds from the sale of shares by Bio Balance are devoted exclusively to the operations of Bio Balance.

     Pursuant to the terms of the Merger Agreement, we completed the following transactions:

     1. increased our authorized shares of common stock from 50,000,000 shares to 100,000,000 shares and our authorized shares of preferred stock from 2,000,000 to 5,000,000;

     2. effectuated a one (1) share for every one and one-half (1.5) shares reverse stock split whereby each outstanding share of our $.01 par value common stock (the "Old Common Stock") was converted into two-thirds (2/3) of a share (the "New Common Stock"), with the result that the 3,711,730 shares of Old Common Stock which had been issued and outstanding became 2,474,486 shares of New Common Stock;

     3. acquired all of the issued and outstanding equity shares of Bio Balance in exchange for issuance to former Bio Balance shareholders of a total of 21,443,821 post-reverse split shares of the Company's $.01 par value New
Common Stock, and assumed outstanding Bio Balance warrants to acquire an additional 586,452 post-reverse split shares of New Common Stock; and

     4. elected, in addition to nominees of the Company, Paul Stark and David C. Katz, nominees of Bio Balance, as directors.

     Following the Merger, we had 23,918,974 shares of common stock issued, including 24,846 shares in treasury. There are 393,583 unissued shares reserved for issuance upon the conversion of outstanding shares of preferred stock and 1,574,355 unissued shares reserved for issuance upon the exercise of outstanding stock options and warrants. As a result of, and immediately following, the Merger, the 278 shareholders of Bio Balance held approximately 90% of the outstanding common stock of the Company.

     A total of 16,287,949 shares are subject to restrictions on sale in accordance with the terms of the Merger Agreement. A total of 15,296,625 shares of common stock issued to Bio Balance shareholders are restricted from sale for various periods of time ranging from as early as February 28, 2003 and as late as August 10, 2003. A total of 991,324 shares of common stock held of record and beneficially by our Chief Executive Officer and our Chief Operating, Financial and Accounting Officer are restricted from sale for a period ending February 28, 2003, after which they will be able to sell not more than 10% of their shares per month for as long as they are directors of the Company. These restrictions, however, permit transfers to family trusts and registered charities provided the transferees abide by the restrictions, although they will be permitted to sell not more than 1,000 shares of common stock each trading day during a period ending February 28, 2003, after which the restriction will expire. We may release restrictions on the shares held by our Chief Executive Officer and our Chief Operating, Financial and Accounting Officer provided we also releases restrictions on the shares issued to Bio Balance shareholders in a ratio of one share held by our Chief Executive Officer and Chief Operating, Financial and Accounting Officer for two shares held by the Bio Balance shareholders.

CORPORATE  STRATEGY

     In carrying out the Merger, management of the Company and Bio Balance sought to capitalize on the steady operating performance of the Company's home health care business and the growth potential of Bio Balance's probiotics business while allowing each business to operate as an autonomous business unit.

     The Company's home health care business will continue to seek selective growth opportunities, operate as a self-supporting business unit and maintain exclusive control over its existing financial and operating resources.

     With respect to Bio Balance's probiotics business, we intend to actively pursue Bio Balance's business plan of developing, manufacturing and marketing PROBACTRIX(TM) and other products based on Bio Balance's patented probiotics technology. Bio Balance will operate as an autonomous business unit and will have the exclusive right to use the funds raised by Bio Balance prior to the Merger in pursuit of its business. While Bio Balance does not have any rights to utilize financial or operating resources of the home health care business, we expect to seek additional funding for Bio Balance from the sale of equity, debt or convertible securities of the Company.

HOME  HEALTH  CARE  BUSINESS

Industry  Background

     Rising Health Care Costs - According to the Office of the Actuary at the Centers for Medicare & Medicaid Services, national health expenditures are projected to reach approximately $2.8 trillion in 2011, growing at a mean annual rate of 7.3 percent during the forecast period of 2001-2011. Health care spending during the forecast period is projected to grow 2.5 percent per year faster than the projected gross domestic product, so that by 2011 it will constitute approximately 17.0 percent of projected GDP compared to 13.2 percent in 2000. These projections and estimates are uncertain and ought to be regarded as an indication of possible trends based upon various assumptions regarding future macroeconomic conditions and the nature and impact of future institutional changes in the health care sector of the national economy. (National Health Care Expenditures Projections: 2001-2011,
---------------------------------------------------------------
http://www.cms.hhs.gov/statistics/nhe/projections-2001/proj2001.pdf)
--------------------------------------------------------------------

     Aging Population -. Although the growth of the U.S. population slowed somewhat during the 1990's because of the relatively small number of babies born during the Great Depression of the 1930's, it is expected that the older population will burgeon between the years 2010 and 2030 when the post WWII "baby boom" generation reaches age 65. By 2030, it is projected that there will be approximately 70 million older persons, more than twice the number in 2000. People 65 and older, who represented 12.4% of the population in the year 2000, are expected to grow to approximately 20% of the population by 2030. (Administration on Aging - A Profile of Older Americans: 2002 Future Growth,
--------------------------------------------------------------------------------
http://www.aoa.gov/aoa/stats/profile/2002/2002profile.pdf)
----------------------------------------------------------

     Cost Effectiveness of Home Health Care Service -. Home care is a cost-effective service, not only for individuals recuperating from a hospital stay, but also for those who, because of a functional or cognitive disability, find that they are unable to take care of themselves. More than 20,000 providers deliver home care services to some 7.6 million individuals who require services because of acute illness, long-term health conditions, permanent disability or terminal illness. Annual expenditures for home health care were projected to have been $41.3 billion in 2001.

     The table below lists some examples of cost-effective home care by comparing the average Medicare charges on a per-day basis for hospital and skilled nursing facility to the average Medicare charge for a home health visit. (2001 National Association of Home Care Statistics,
---------------------------------------------------------
http://www.nahc.org/consumer/hcstats.html).
-------------------------------------------

     Comparison  of  Hospital,  SNF, and Home Health Medicare Charges, 1998-2000
     ---------------------------------------------------------------------------

                                                 1998    1999   2000(a)
                                                ------------------------
Hospital charges per day                        $2,370  $2,533  $  2,753
Skilled nursing facility charges per day        $  498  $  425  $    421
Home Health charges per visit.                  $   93  $   93  $    100

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

NOTE (a): Hospital and skilled nursing facility charges per day are based on preliminary data.

     Patient Preference and Physician Acceptance - The Company believes that, if possible in any given case, a patient will prefer to be treated at home rather than in an institutional setting. Further, in the last decade, the medical profession has shown greater acceptance of home health care in the clinical management of patients. As evidence of this greater acceptance, the American Medical Association Councils on Scientific Affairs and Medical Education has recommended that training in the principles and practice of home health care be incorporated into the undergraduate, graduate and continuing education of physicians.

     Incidences of AIDS and Cancer - During 2002, approximately 5 million people became infected with the human immunodeficiency virus (HIV), which causes AIDS, and approximately 3.1 million people died from HIV/AIDS, a higher global total than in any year since the beginning of the epidemic, despite antiretroviral therapy which reduced the incidence of AIDS and AIDS deaths in the richer countries. Deaths among the already infected are expected to continue to increase for some years even if prevention programs manage to cut the number of new infections to zero. (AVERT.ORG, Worldwide HIV & AIDS Epidemic
                                                   -----------------------------
Statisticshttp://www.avert.org/worldstatinfo.htm).  However,  with  the
-------------------------------------------------
HIV-positive population still expanding, the annual number of AIDS deaths is expected to increase for many years. As of the end of June 2001, 793,026 AIDS cases in the USA had been reported to the Center for Disease Control and Prevention. Of these, 79% were men, 21% were women and 1% were children less than 13 years of age. (United States HIV & AIDS Statistics Summary Aids
                           -----------------------------------------------------
Statistics,  http://www.avert.org.statsum.htm).
-----------------------------------------------

     Cancer is the second leading cause of death in the U.S., exceeded only by heart disease, with one of every four deaths occurring from cancer. Since 1990, approximately 16 million new cancer cases have been diagnosed and approximately 1,284,900 new cancer cases are expected to be diagnosed in 2002, not including carcinoma in situ (noninvasive cancer) of any site except urinary bladder, or basal and squamous cell skin cancers. More than 1 million cases of basal and squamous cancers are expected to be diagnosed in 2002 and approximately 555,500 Americans are expected to die of cancer, more than 1,500 people a day. (American
                                                                       ---------
Cancer  Society,  Surveillance  Research  2002,  www.cancer.org).
-----------------------------------------------------------------

Services  Offered

     Overview - Through our staff of trained professionals, we provide a broad range of home health and personal care support services in capacities ranging from companions to live-ins, including assistance with personal hygiene, dressing and feeding, meal preparation, light housekeeping and shopping and, to a limited extent, physical therapy and standard skilled nursing services such as the changing of dressings, injections, catheterizations and administration of medications. Our personnel also train patients in their own care, monitor patient compliance with treatment plans, make reports to the physicians and process reimbursement claims to third-party payers.

     Infusion Therapy - Among the specialty services offered, we provide infusion therapy service to patients utilizing pharmaceuticals provided by licensed suppliers. Management believes that the total market for home infusion therapy is continuing to growth and that increasing the provision of infusion therapy will build on our strength in providing nursing services, because such therapies generally require administration by specialty nurses. We will also seek to supply infusion therapy patients with the other home health care services and therapies, which they often require and which are offered by us. However, there can be no assurance that we will expand our infusion therapy business or, if expanded that we will conduct such a business on a profitable basis.

     Professional Care Resources - We also intend to expand our skilled nursing programs in order to meet the needs which management believes are being created by early discharge programs. The existing referral base of agencies, insurance companies, social workers, case managers and physicians will be used to meet what management perceives to be a need not being met by the current pool of home health care agencies. We expect that the expansion of this program will require the hiring of an additional service directors with an extensive background in skilled nursing to assist the Directors of Nursing in each of our branch offices. Additional support staff will also be required, as well as new training, materials, assistant directors, coordinators and marketing staff.

Professional  Staff

     Overview - Our services are provided principally by our staff of professionals and paraprofessionals, who provide personal care to patients, and, to a lesser extent, by our staff of skilled nurses, who provide various therapies employing medical supplies and equipment and infusion therapy. Our professional staff includes paraprofessionals and nurses fluent in Spanish, Mandarin and Cantonese Chinese, Yiddish and Russian as well as personnel knowledgeable in the requirements and practices of kosher homes. Personal care and nursing services for a particular patient can extend from a few visits to years of service and can involve intermittent or continuous care. Approximately 99% of our total net revenues in 2002 were attributable to services by our paraprofessional staff.

     Certified Paraprofessionals - Our certified paraprofessional staff provides a combination of unskilled nursing and personal care services to patients, as well as assistance with daily living, tasks such as hygiene and feeding. Consistent with applicable regulations, all of paraprofessional aides are certified and work under the supervision of a licensed professional nurse. Certain aides have been specially trained to work with patients with particular needs, such as new mothers and their newborn infants, patients with particular diseases such as Cancer, AIDS or Alzheimer's Disease and particular classes of patients such as the developmentally disabled and terminally ill.

     We are approved by New York State Department of Health for the training and certification of Home Health Aides and by the New York Department of Social Services to train and certify Personal Care Aides. In addition, we are approved by the New Jersey Board of Nursing for the training of Certified Home Health Aides in the State of New Jersey. Medicare provides reimbursement solely for Home Health Aide Service, while Medicaid is responsible for reimbursement for both Home Health Aide and Personal Care Aide Services. In order to provide a qualified and reliable staff, we continuously recruit, train, provide continuing education for and offer benefits and other programs to encourage retention of our staff. Recruiting is conducted primarily through advertising, direct contact with community groups and employment programs, and the use of benefits programs designed to encourage new employee referrals by existing employees.

     All paraprofessional personnel must pass a written exam and a skills competency test prior to employment, with all certificates having been validated by the issuing agency. The Director of Nursing in each of our branch offices validates the professional competency of all new hires. Newly hired employees are re-evaluated as to competency within six months of their employment and all employees are re-evaluated on an on-going basis, at least semi-annually. In addition, all paraprofessional personnel undergo an orientation program that includes material regarding HIV, Hepatitis B, universal precautions, patient's rights and Company policies and procedures.

     Competition for qualified staff continues to be intense. We compete to attract and retain personnel on the basis of compensation and working conditions. Among the benefits, which we provide to our staff are competitive salaries, a 401(k) Plan, employee-funded health insurance, vacations and bonuses. We have generally not experienced difficulties in the past in attracting and retaining personnel. We believe we will be able to compete effectively in this area and satisfy our overall staffing requirements. However, there can be no assurance that shortages of health care professionals in the future will not occur and such shortages could materially affect our ability to maintain or increase our current commitments.

     Licensed Professional Nurse - We employ licensed professional nurses (both registered nurses and licensed practical nurses) who provide special and general professional nursing services (these nurses are employed on a per diem basis). We also employ registered nurses who are responsible for training and supervising our paraprofessional staff, as well as providing backup in the field for the nursing staff that is providing care (these nurses are employed on a salaried basis). General nursing care is provided by registered and licensed practical nurses and includes periodic assessment of the appropriateness of home care, the performance of therapy procedures, and patient and family instruction. Patients receiving such care include stabilized postoperative patients recovering at home, patients who, although acutely ill, do not need to be cared for in an acute care facility and patients who are chronically or terminally ill.

     All nurses hired must have at least one year of current, verifiable experience, including references and license verification. All nurses working in specialty areas must have at least two years of experience.

     While the provision of licensed professional nursing services accounted for less than 1% of our net revenues in 2002, we have expanded our nursing operations in our existing markets as well as new geographic locations.

Organization  and  Operations

     We operate 24 hours a day, seven days a week, to receive referrals and coordinate services with physicians, case managers, patients and their families. Services are provided through 11 principal and branch offices and 3 recruitment and training, offices. We seek to achieve economies of scale by having each branch office serve a large patient population. Each office conducts its own marketing efforts, negotiates contracts with referral sources, recruits and trains professionals and paraprofessionals and coordinates patient care and care givers. Each office is typically staffed with an administrator/branch manager, director of nursing, nursing supervisor, home care coordinators, clerical staff and nursing services staff.

     Our principal office retains all functions necessary to ensure quality of patient care and to maximize financial efficiency. Services performed at the principal office include billing and collection, quality assurance, financial and accounting functions, policy and procedure development, system design and development, corporate development and marketing. We use financial reporting systems through which we monitor data for each branch office, including patient mix, volume, collections, revenues and staffing. Our systems also provide monthly budget analysis, financial comparisons to prior periods and comparisons among our branch offices.

Branch  Offices

     The home health care industry is, fundamentally, a local one in which both the patients and the referral sources (such as hospitals, home health agencies, social service agencies and physicians) are located in the local geographic area in which the services are provided. We seek to serve local market needs through a branch office network, run by administrators/branch managers who are responsible for all aspects of local office decision-making, including recruiting, training, staffing, and marketing.

     At March 1, 2003, our branch office network consisted of the following thirteen branch offices opened on the dates indicated:


                Location                          Date Opened
                --------                          -----------

     Kings County Office
     -------------------
     408 Jay Street                                 07/01
     Brooklyn, NY 11201

     Nassau County Office
     --------------------
     175 Fulton Avenue                              09/93
     Hempstead, NY 11550

     Westchester County Office
     -------------------------
     6 Gramatan Avenue                              12/96
     Mt. Vernon, NY 10550

     Rockland County Office
     ----------------------
     49 South Main Street                           10/94
     Spring Valley, NY 10977

     Orange County Office
     --------------------
     45 Grand Street                                09/92
     Newburgh, NY 11250

     Bronx County Recruitment Office
     -------------------------------
     2488 Grand Concourse                           10/00
     Bronx, NY 10458

     Jersey City Office
     ------------------
     880 Bergen Avenue
     Jersey City, NJ 07306                          06/01

     Bradley Beach Recruitment Office
     --------------------------------
     716 Main Street                                09/01
     Bradley Beach, NJ 07720

     Toms River Office
     -----------------
     617 Highway 37 West                            02/98
     Toms River, NJ 08753

     Edison Office
     -------------
     629 Amboy Avenue                               08/99
     Edison, NJ 08837

     East Orange Office
     ------------------
     60 Evergreen Place                             11/01
     East Orange, NJ 07018

     Hackensack Office
     -----------------
     193 Main Street                                06/01
     Hackensack, NJ 07601

     Whiting Recruitment Office
     --------------------------
     75 Lacey Road                                  04/02
     Whiting, NJ 08759

     Our branch office network has been expanded through the years through a combination of new office openings and acquisitions of existing operations. Substantially all of the branch offices in New Jersey were acquired in a series of acquisitions between 1997 and 2002. We intend to open additional branch offices in New York State, subject to entering agreements with the local New York Department of Social Services agencies. In addition, we hope to expand further into New Jersey, Pennsylvania and Connecticut in order to offer a wider geographic coverage to the health maintenance organizations ("HMO's") and health care insurance organizations with which we deal, and to add additional organizations. Further expansion is subject to the completion of market surveys in the various locations to ascertain the extent to which existing home care medical needs are not being met as well as competition and recruitment issues.

     Management believes that we have successfully integrated all of our home health care acquisitions, with minimum interruptions to our daily operations. This has been facilitated by the formation of a mergers and acquisitions ("M&A") group, which includes our Chief Executive Officer and, Chief Operating, Financial and Accounting Officer. We have integrated our billing, payroll and clinical services to all new locations to ensure they meet our high quality standards. We believe that the experience acquired during this process will allow us to continue down a path of significant M&A activity in order to become one of the leading home health agencies in the New York metropolitan area.

Work  Flow

     A case is initiated by one of our referral sources contacting a branch office and advising it of the patient's general location, diagnosis, types of services required, hours of service required and the time of day when the services are to be rendered. The branch office then contacts the referral source as promptly as possible with the identification of the staff person who will be rendering the service, after which the referral source transmits to the branch office a detailed copy of the plan for the patient's home care, which includes the type of care to be rendered, the method by which it should be rendered, the precise location and hours.

     The supervisory staff at the branch office then reviews the care plan with the staff member(s) who will be providing the care and then dispatches the staff member(s) to begin rendering the care, usually the next day.

     The clerical staff at the branch office enters all of the information regarding the case into the local area computer network of the branch office, which then generates the work schedule for the staff member(s), which provides a detailed description of the services to be rendered, the hours and number of days during which the care is to be provided. All of this information is spontaneously received by our principal office by way of the wide area computer network linking the principal office to each of the branch offices. This information is then processed by the principal office computer system on a weekly basis to (generate the documentation of the services being provided). Such documentation is then used to generate the billing for the service as well as process the payroll for the staff member(s) providing the service.

Referral  Sources

     We obtain patients primarily through contracts, referrals from hospitals, community-based health care institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of our net revenues in 2002. We generally conduct business with most of our institutional referral sources, including those referred to below, under one-year contracts that fix the rates and terms of all future referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to us and we bill the referral sources for services provided to patients. These contracts also generally designate the kinds of services to be provided by our employees, liability insurance requirements, billing and record keeping responsibilities, complaint procedures, compliance with applicable laws, and rates for employee hours or days depending on the services to be provided. Approximately 260 such contracts were in effect as of December 31, 2002.

     One or more referring institutions have accounted for more than 5% of our net revenues during our last three fiscal years, as set forth in the following table:

                                           Percentage of Net Revenues
                                           --------------------------
Referring Institution                       2002      2001      2000
-----------------------------------------  --------------------------

New York City Medicaid (HRA)               47.24%    45.05%    37.58%
New Jersey Medical Assistance Program      12.08%    14.53%    15.17%
Beth Abraham Health Services                6.55%     6.37%     5.27%
County Departments of Social Services (1)   5.26%     6.81%     6.60%
Mount Sinai Medical Center (2)              0.05%     4.94%     5.32%

(1) The various county departments of social services are funded by the New York State Department of Health which, as of October 1, 1996, assumed the responsibility for the overall administration of Medicaid programs in New York formerly administered by the New York Department of Social Services.

(2)  Mount  Sinai  Medical  Center  closed  its  home  care  department in 2002.

     Overall, our ten largest referring institutions accounted for approximately 83.5% of net revenues for 2002, 88% of net revenues for 2001 and approximately
81.2%  of  net  revenues  for  2000.

 Billing  and  Collection

     We screen each new case to determine whether adequate reimbursement will be available and have developed substantial expertise in processing claims. We make a concerted effort to provide complete and accurate claims data to the relevant payer sources in order to accelerate the collectibility of accounts receivable.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken to collect account receivable, calculated from the date services are billed. For the year ended December 31, 2002 our DSO was 54 compared to 61 and 84 for the years ended December 31, 2001 and 2000, respectively. The improvement in DSO is the net effect of combining the New Jersey DSO and the Home Attendant program DSO, which have more favorable payment terms with our New York's DSO.

     We license the Dataline Home Care System, a computerized payroll system designed to produce invoices for services rendered as a by-product of employee compensation. Automated schedules and staffing requirements are maintained in our offices, with the ability to enter all relevant patient and employee demographic information. The payroll is processed weekly at our principal office in Brooklyn. This office is responsible for the processing of data, ensuring the availability of all required billing documentation and its accuracy, and the printing and distributing of payments.

     Once payroll processing is completed, our computer system generates the resulting invoices automatically. The necessary documentation is attached to all invoices that are mailed to clients.

     In the opinion of management, there is no reason to believe that any computer system or software used internally will materially affect transactions with any customer, supplier or business partner, now or in the future.

     Management reviews reports for all phases of the billing process and prepares reconciliations for the purpose of ensuring accuracy and maintenance of controls. When errors are found, new processes are developed, as appropriate, to ensure and improve the quality and accuracy of the billing process and responsiveness to clients' needs and requirements.

     Accounts receivable reports are produced weekly and are analyzed and reviewed by staff and management to locate negative trends or emerging problems that would require immediate attention. All unpaid invoices are reviewed and telephone contacts established for invoices over 90 days old. Our experience with collection of accounts receivable has been favorable, with uncollectible accounts within the allowances provided.

     Private patients are required to pay the one-week fee for their service in advance, as a deposit for services to be provided. For patients with insurance covering home health services, we accept assignment of the insurance and submit claims if the carrier first verifies coverage and eligibility. Payments from private patients are required to be made weekly, as invoices are submitted and, if unpaid over three weeks, result in follow-up telephone calls to ensure prompt payment. Requests for terms from private patients are generally honored and payment arrangements structured based on the patient's financial resources and ability to pay. Unresponsive accounts are referred to outside collection agencies.

Reimbursement

     We are reimbursed for services, primarily by referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State and New Jersey Medicaid programs constitute our largest reimbursement source, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of our referring institutions. For each of 2002, 2001 and 2000, payments from referring institutions that receive direct payments from Medicare and Medicaid, together with direct reimbursement to us from Medicaid, accounted for approximately 97% of net revenues. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 3% of net revenues for each of the calendar years 2002, 2001 and 2000.

     The New York State Department of Health, in conjunction with local Departments of Social Services, promulgates annual reimbursement rates for patients covered by Medicaid. These rates are generally established on a county-by-county basis, using a complex reimbursement formula applied to cost reports filed by providers. Generally, the first report filed (called a "budgeted" report) uses projections to develop the current year's reimbursement rate, subject to retroactive recapture of any monies paid by local Departments of Social Services for budgeted expenses that are greater than the actual expenses incurred. We have filed all required annual cost reports for each of our offices, which provide services to Medicaid recipients. Our expenses have always equaled or exceeded the budgeted amounts.

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

     On June 28, 2000, the Health Care Financing Administration (HCFA) finalized a new Medicare Payment System to help assure appropriate reimbursements for quality, efficient home health care. On October 1, 2000, Medicare began paying all certified home health agencies under a prospective payment system. The change was mandated by the Balanced Budget Act of 1997 amended by Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1998 and the Balanced Budget Refinement Act of 1999. While we are not currently a Medicare-Certified Home Health Agency subject to these changes, most of our referral sources are and they may be negatively impacted by this legislation which was adopted to control home health care costs.

     The New York State Department of Health issues Certificates of Need for Certified Home Health Agencies ("CHHA's"), which provide post-acute home care services for people who have just been discharged from a hospital but are not yet fully recovered, and Long-Term Home Health Care Programs ("LTHHCP's"), also known as the "Nursing Home Without Walls," which is intended to provide elderly people with an alternative for long-term care other than by entering a nursing home at less than the cost of nursing home care. We negotiate contracts with CHHA's and LTHHCP's on the basis of services to be provided, in connection with contracts either currently in effect with the Company or with other agencies. Prevailing market conditions are such that, despite escalating operating expenses, reduced contract rates are regularly "demanded" as a result of internal budget restraints and reductions mandated by managed care contracts between our clients and HMO's and other third party administrators. While management anticipates that this trend is likely to continue for the foreseeable future, it does not expect the impact on the Company to be significant, since its rates are competitive and, therefore, are expected to be subject to only minor reductions. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites are increasing. A significant change in coverage or a reduction in payment rates by third party payers, particularly New York
State  Medicaid,  would  have  a  material  adverse  effect  upon  our business.

Performance  Improvement

     We have established a performance improvement management program including a performance improvement program to ensure that our service standards are implemented and that the objectives of those standards are met. We believe that we have developed and implemented service standards that comply with or exceed the service standards required by JCAHO. We received "Accreditation" from JCAHO after its triennial survey in November 1997. In November 2000, we were surveyed by JCAHO and received accreditation of its New York offices for the next three years (expiring in November 2003). We did not seek JCAHO accreditation for our New Jersey offices because such accreditation is not required by any of the contracts in that state. We believe that our reputation for quality patient care has been and will continue to be a significant factor in our success. An adverse determination by JCAHO regarding the Company or any branch office could adversely affect our reputation and competitive position.

     Our performance improvement program includes the following:

     Professional Advisory Committee - We maintain a Professional Advisory Committee for our branch offices, which consists of a physician, nursing professionals and representatives of branch management. The Professional Advisory Committee identifies problems and suggests ways to improve patient care based on internal quality compliance audits and clinical and personnel record reviews.

     Internal Quality Compliance Review Process - Periodic internal reviews are conducted by our management to ensure compliance with the documentation and operating procedures required by state law, JCAHO standards and internal standards. Written reports are forwarded to the director of nursing and administrators/branch managers. We believe that the internal review process is an effective management tool for the director of nursing and administrators/ branch managers.

     Case Conferences - Staff professionals regularly hold case conferences to review problem and high risk cases, the physician's treatment and services provided for such cases in order to ensure appropriate, safe patient care and to evaluate patient progress and plans for future care.

     Clinical Record Review - Clinical record review is the periodic evaluation of the documentation in patient clinical records. In this review process, we evaluate the performance of the nursing services staff to ensure that professional and patient care policies are followed in providing appropriate care and that the needs of patients are being met. Clinical record review findings are documented and reviewed by the applicable Professional Advisory Committee for recommendations.

Sales  and  Marketing

     Our executive officers, Jerry Braun and Jacob Rosenberg, are principally responsible for the marketing of our services. Each branch office administrator is also responsible for sales activities in the branch office's local market area. We attempt to cultivate strong, long-term relationships with referral sources through high quality service and education of local health care personnel about the appropriate role of home health care in the clinical management of patients.

Government  Regulation

     The federal government and the States of New York and New Jersey, where we currently operate, regulate various aspects of our business. Changes in the law or new interpretations of existing laws can have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payers.

     We are licensed by New York State as a home care services agency. The state requires approval by the New York State Public Health Council ("Council") of any change in "the controlling person" of an operator of a licensed home care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of the LHCSA. A person seeking approval as a controlling person of a LHCSA, or of an entity that is the operator of a LHCSA, must file an application for Council approval within 30 days of becoming controlling person and, pending a decision by the Council, such person may not exercise control of the LHCSA. If any person should become the owner or holder, or acquire control of or the right to vote 10% or more of our issued and outstanding Common Stock, such person could not exercise control of our LHCSA until an application for approval of such ownership, control or holding, has been submitted to the Council and approved. In the event such an application is not approved, such owner or holder may be required to reduce their ownership or holding to less than 10% of our issued and outstanding Common Stock.

     We are also subject to federal and state laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs. The federal Medicare and Medicaid legislation contains anti-kickback provisions, which prohibit any remuneration in return for the referral of Medicare and Medicaid patients. Courts have, to date, interpreted these anti-kickbacks laws to apply to a broad range of financial relationships. Violations of these provisions may result in civil and criminal penalties, including fines of up to $15,000 for each separate service billed to Medicare in violation of the anti-kickback provisions, exclusion from participation in the Medicare and state health programs such as Medicaid and imprisonment for up to five years.

     Our healthcare operations potentially subject us to the Medicare and Medicaid anti-kickback provisions of the Social Security Act. These provisions are broadly worded and often vague, and the future interpretation of these provisions and their applicability to our operations cannot be fully predicted with certainty. There can be no assurance that we will be able to arrange our acquisitions or business relationships so as to comply with these laws or that our present or future operations will not be accused of violating, or be determined to have violated, such provisions. Any such result could have a material adverse effect on us.

     Various Federal and state laws regulate the relationship among providers of healthcare services, including employment or service contracts, and investment relationships. These laws include the broadly worded fraud and abuse provisions of the Social Security Act that are applicable to the Medicare and Medicaid programs, which prohibit various transactions involving Medicare or Medicaid covered patients or services. Among other things, these provisions restrict referrals for certain designated health services by physicians to entities with which the physician or the physician's immediate family member has a "financial relationship" and the receipt of remuneration by anyone in return for, or to induce, the referral of a patient for treatment or purchasing or leasing equipment or services that are paid for, in whole or in part, by Medicare or Medicaid. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. The future interpretation of these provisions and their applicability to our operations cannot be fully predicted with certainty.

     In May 1991, the United States Department of Health and Human Services adopted regulations creating certain "safe harbors" from federal criminal and civil penalties by identifying certain types of joint venture and management arrangements that would not be treated as violating the federal anti-kickback laws relating to referrals of patients for services paid by the Medicare and Medicaid programs. It is not possible to accurately predict the ultimate impact of these regulations on our business.

     New York and other states also have statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with health care providers that, while similar in many respects to the federal legislation, vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties. In addition, the professional conduct of physicians is regulated under state law. Under New York law, it is unprofessional conduct for a physician to receive, directly or indirectly, any fee or other consideration for the referral of a patient. Finally, under New York law, a physician with a financial interest in a health care provider must disclose such information to the patients and advise them of alternative providers.

     We believe that the foregoing arrangements in particular and our operations in general comply in all material respects with applicable federal and state laws relating to anti-kickbacks, and that we will be able to arrange our future business relationships so as to comply with the fraud and abuse provisions.

     Management believes that the trend of federal and state legislation is to subject the home health care and nursing services industry to greater regulation, particularly in connection with third-party reimbursement and arrangements designed to induce or encourage the referral of patients to a particular provider of medical services. We attempt to be responsive to such regulatory climate. However, we are unable to accurately predict the effect, if any, of such regulations or increased enforcement activities on our future results of operations.

     In addition, we are subject to laws and regulations, which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws (which relate, among other things, to the disposal, transportation and handling of hazardous and infectious wastes). None of these laws and regulations has had a material adverse effect on our business or competitive position or required material expenditures on our part, although no assurance can be given that such will continue to be the case in the future.

     We are unable to accurately predict what additional legislation, if any, may be enacted in the future relating to our business or the health care industry, including third-party reimbursement, or what effect any such legislation may have on us.

     We have never been denied any license we have sought to obtain. We believe that our operations are in material compliance with all state and federal regulations and licensing requirements.

Competition

     The home health care market is highly fragmented and significant competitors are often localized in particular geographical markets. Our largest competitors include Gentiva Health Services, Premiere Health Services, National

Home Health Care, Patient Care, Inc., and Personal Touch Home Care Services, Inc. The home health care business is marked by low entry costs. We believe that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which we presently compete in home health care have substantially greater financial and human resources than do we. We also compete with many other small temporary medical staffing agencies.

     The home infusion therapy market is highly competitive and we expect that the competition will intensify. As we seek to expand our provision of infusion therapy services, we will compete with a large number of companies and programs in the areas in which our facilities are located. Many of these are local operations servicing a single area; however, there are a number of large national and regional companies, including Gentiva Health Services, Coram Health Care Corp., and Tender Loving Care, Inc. In addition, certain hospitals, clinics and physicians, who traditionally may have been referral sources for us, have entered or may enter the market with local programs.

     We believe that the principal competitive factors in its industry are quality of care, including responsiveness of services and quality of professional personnel; breadth of therapies and nursing services offered; successful referrals from referring Government agencies, hospitals and health maintenance organizations; general reputation with physicians, other referral sources and potential patients; and price. We believe that our competitive strengths have been the quality, responsiveness, flexibility and breadth of services and staff we offer, and to some extent price competition, as well as our reputation with physicians, referral sources and patients.

     The United States health care industry generally faces a shortage of qualified personnel. Accordingly, we experience intense competition from other companies in recruiting qualified health care personnel for our home health care operations. Our success to date has depended, to a significant degree, on our ability to recruit and retain qualified health care personnel. Most of the registered and licensed nurses and health care paraprofessionals who we employ are also registered with, and may accept placements from time to time through, our competitors. We believe we are able to compete successfully for nursing and paraprofessional personnel by aggressive recruitment through newspaper advertisements, work fairs/job fairs, flexible work schedules and competitive compensation arrangements. There can be no assurance, however, that we will be able to continue to attract and retain qualified personnel. The inability to either attract or retain such qualified personnel would have a material adverse effect on our business.

PROBIOTICS  BUSINESS

General

     Our "probiotics" business is conducted through Bio Balance, our wholly-owned subsidiary acquired pursuant to the Merger in January 2003. Bio Balance is a development stage company, which owns patented "probiotic" technology and intellectual property of a fully developed product for the treatment of gastrointestinal diseases and disorders in animals and humans, including irritable bowel syndrome ("IBS"), certain forms of inflammatory bowel disease ("IBD") and chronic diarrhea.

     "Probiotics" are living microorganisms or microbial mixtures which are administered to benefit the animal or human host by improving its microbial balance by stimulating the growth of healthy bacteria. Bio Balance has filed numerous patent applications in Israel, the United States, and abroad on its core technologies.

     Bio Balance's first product, PROBACTRIX(TM) has undergone toxicity and animal studies in established laboratories in Israel and the former Soviet Union and has received approval from the State of Israel, Ministry of Agriculture, Division of Animal Feed Quality Assurance for veterinarian use and from the State of Israel, Ministry of Health for use as a human food supplement. PROBACTRIX(TM) was available in Israeli pharmacies from August 2000 until July 2001, when Bio Balance entered into an agreement to acquire all rights with respect to the product. PROBACTRIX(TM) consists of a patented proprietary strain of non-pathogenic (i.e. non-toxic) M-17 Escherichia Coli ("E.coli") bacteria preserved in a proprietary extract formulation. Various clinical studies in the former Soviet Union and in Israel, as well as published scientific articles support the beneficial effects of non-pathogenic E.coli.

     Bio Balance intends to comply with applicable requirements for the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food. Medical foods are not subject to the FDA regulatory criteria and market clearance standards applicable to "drugs". Instead, medical foods are foods for special dietary use. As such, medical foods may be marketed following a self-determination that the product's functional ingredient is "generally recognized as safe" (GRAS), and that the product meets the definitional medical food criteria. Bio Balance commenced the GRAS determination process in the spring of 2002 and presently expects completion of that process in 2003. Concurrent with the GRAS and medical food determination process, Bio Balance intends to conduct two additional clinical trials to obtain statistically significant data to support marketing efforts before commencing marketing of PROBACTRIX(TM) in the United States.

     As a secondary product offering, Bio Balance also plans on introducing a version of its product as a pharmaceutical drug and thereafter market the product in the United States. FDA approval of the product as a pharmaceutical drug is a time consuming and costly process requiring extensive clinical studies to prove the safety and efficacy of a product. Clinical studies and clearance of a pharmaceutical drug can cost $50 million or more and require 2 to 5 years to complete. Because of its intent to initially market PROBACTRIX(TM) as a medical food, and because of the time and cost associated with introduction of PROBACTRIX(TM) as a pharmaceutical drug, Bio Balance has not as yet commenced the FDA approval process and has no current time table to begin that process.
Bio Balance does not expect to commence the FDA approval process unless and until it can secure adequate financing to support that effort.

     Bio Balance was incorporated on May 21, 2001 in the State of Delaware under the name "The Zig Zag Corp." and changed its name to The Bio Balance Corp. in September 2001. From its inception, Bio Balance has been a development stage company and has not generated any revenues. From inception to completion of its merger with New York Health Care, in January 2003, Bio Balance raised gross proceeds of approximately $6.8 million from the private placement of common stock.

Recent  Purchase  of  Technology

     In July 2001, Bio Balance acquired all the intellectual property rights used in our probiotics business from Danron Ltd., Uprising Investment Ltd., and Kimmey Trading Ltd., each of which was engaged in the research, development, limited marketing and sales of probiotic bacteria, and other technology for cash consideration of $510,000 and an aggregate of 990,000 Bio Balance shares. The assets purchased consist of all know-how, patent applications, contracts and other intellectual property rights possessed by Danron Ltd., Uprising Investment Ltd., and Kimmey Trading Ltd., including pending U.S., Israeli and international patent applications, relating to the following:

     1.   isolation,  propagation  and  analysis  of  probiotic  bacteria;
     2. live microbial food supplement and the technology for its manufacture and preservation;
     3. live microbial preparations and the technology for their manufacture and preservation for use in various industrial and environmental applications, including, but not limited to, the production and use of bioactive filters, fermentation processes, production, storage and use of bio-pesticides and production storage and use of oil-spills degrading bio-preparations;
     4. production, analysis and use of plant derived extracts having beneficial therapeutic activity; and
     5. production, analysis and use of plant derived extracts having beneficial microbial preservation activity.

Recent  Developments

     In February 2003, Bio Balance hired Dr. Robert Hoerr, MD, Ph.D. as Director of Medical and Regulatory Affairs and Dr. Eileen Bostwick, Ph.D. as Director of Research and Development. Drs. Hoerr and Bostwick have initially been assigned the task of accelerating and completing the GRAS and medical food determination process along with, in the case of Dr. Hoerr, assuring ongoing medical and regulatory compliance and, in the case of Dr. Bostwick, ongoing product research and development and evaluating manufacturing facilities requirements and establishing manufacturing procedures.



Irritable  Bowel  Syndrome

     Description of Irritable Bowel Syndrome ("IBS") -. Irritable bowel syndrome is a chronic gastrointestinal disorder characterized by a combination of chronic or recurrent gastrointestinal symptoms, accompanied by pain that can be severe at times. Chronic illness may involve repeated episodes of deterioration in which the patient confronts and adjusts to the effects on ones lifestyle. Similar to other common chronic conditions, it is a disorder that needs to be taken very seriously.

     The cause of IBS is not known and there is no cure. The symptoms appear to be due to an increased sensitivity of the bowel, which results in spasm of the bowel muscle. IBS is a disorder of the way in which the bowel functions. It is sometimes referred to as a 'functional bowel disorder' because there are no physical signs of disease when the colon is examined.

     IBS is a disturbance in the regulation of bowel function. In IBS the normal rhythmic wave pattern of the gut (peristalsis) is disrupted and spasms of the bowel muscle can occur. This disruption of brain-gut function can result in symptoms that include pain and altered bowel function including diarrhea and/or constipation.

     When a person has IBS, the muscles in the bowel are very sensitive. Food or stress that would not affect a normal person can cause pain, bloating, and diarrhea to someone with IBS. Other symptoms can include gas, nausea, vomiting, and mucous in the stool. About 30% of people affected by IBS will experience mainly diarrhea and about 20% will experience mainly constipation. The remainder will experience symptoms that alternate between constipation and diarrhea.

     The impact of IBS symptoms ranges from inconvenience to disabling. It is comparable to other chronic diseases. For the millions of IBS sufferers with multiple symptoms, there has been little that provides sustained relief from pain, diarrhea, and the constant sense of urgency to have a bowel movement.

     IBS causes a great deal of discomfort and distress, even if it does not cause permanent intestinal harm. It does not lead to intestinal bleeding of the bowel or to serious diseases such as cancer. For some, IBS is just a mild annoyance, but for many people it can be disabling. They may be afraid to go to social events, to a work, or travel even short distances. Hope often shifts from the desire for a cure to just finding ways to cope with the disease.

     IBS robs people of daily life. For some this occurs in small ways. They are barely noticeable until they realize they have given much of their life to coping with the disorder. For others it is very dramatic. Day after day it causes one to be afraid to leave home. They constantly fear experiencing fecal incontinence-at work or school, in a social setting, or even in the privacy of their own home. Painful intestinal cramping and diarrhea overwhelm their body.

     It is difficult for those who do not experience the severity of IBS to imagine what daily living is like. Imagine waking everyday, or even several times a week, with GI flu like symptoms. You feel severe abdominal cramping to the point of being doubled over in pain, accompanied by nausea, and diarrhea. You may be in your bathroom for an hour or more before, exhausted, you feel you can leave your home. You plan your day around the availability of restrooms. You are hesitant to eat because symptoms might start all over again. You sometimes miss work, or cancel appointments because of IBS.

     IBS affects not only your professional or educational life, but your personal life as well. It is difficult to plan trips, eat in restaurants, go to a movie, take public transportation, or even go for a walk--you need quick or immediate access to a bathroom. Your fear of not making it to a bathroom, of having an "accident," can be disabling. Your friendships and your most intimate relationships are affected. Your disease is invisible as you strive to hide it from others but it affects every aspect of your life.

     IBS presents some unique challenges. To patients, the symptoms are often unmentionable and embarrassing, and to physicians, in the absence of structural abnormalities, symptoms may be relegated to being "psychiatric," or not truly existing as clinical entities. However, the understanding of IBS pathophysiology and treatment has changed dramatically over the past decade and the disorder is not perceived as "illegitimate."

     Number of Affected Individuals - According to IBS Self Help Group, an organization formed to support those who suffer from IBS, IBS (1) is more prevalent in the U.S. than depression, asthma, diabetes and coronary heart disease, (2) affects an estimated 40 million Americans, and (3) is the second leading cause of school and work absenteeism behind the common cold. The Mayo Foundation for Medical Education and Research states, at its web site MayoClinic.com, that IBS is one of the most common gastrointestinal disorders that physicians see accounting for approximately 3 million physician visits annually in the United States.

     According to a Pharmacor study published in 2001 by Decision Resources, in 1999, the total number of diagnosed IBS patients in the seven major pharmaceutical markets was 16.5 million with diagnosed cases in those markets expected to increase to 19.4 million in 2009. This number does not take into account undiagnosed IBS sufferers. Experts, according to the Pharmacor study, estimate that nearly 20% of the world's population suffers from IBS.

     In a large U.S. survey undertaken on irritable bowel syndrome (www.ims-global.com//insight/news-story991122a.htm) published in September 1999, nearly 40% of women reported experiencing abdominal pain they described as intolerable without some kind of relief. Moreover, regardless of the severity of their abdominal pain, most women in the survey said that their symptoms forced them to miss days from work, limit travel, or avoid social outings.

Current, and Potentially Competitive, Treatments and Products.

     General - To date, there has been no cure for IBS. The common treatment has been a combination of sensible diet, stress management, and a program of therapeutic supplements and/or prescription drugs including laxatives, anti-diarrheal and anti-spasmodic products.

     Products currently on the market, or known to be in development, that are, or may become, competitive with PROBACTRIX(TM), classified by target ailments and market status, include:


     IBS  Targeted  Products.

       Several large pharmaceutical companies have spent heavily on the development of products targeted specifically to the treatment of IBS.

     - Products Currently Being Marketed. The following products targeted specifically to the IBS market are presently available:

     1. Lotronex(R)/Glaxo SmithKline. On February 9, 2000, Glaxo SmithKline's IBS drug Lotronex(R) (alosetron hydrochloride) a potent and selective 5HT3 receptor antagonist, was FDA-approved for treatment of IBS in female, diarrhea predominant patients. From March 2000 to November
          2000, more than 450,000 prescriptions were dispensed. This rapid market acceptance can be explained by lack of an effective treatment, as well as by the concentrated active prescriber base for the GI market. However, on November 28, 2000, Glaxo SmithKline pulled
          Lotronex(R) from the market upon the FDA's request after safety concerns arose over reports of serious side effects. These included extreme constipation and in some rare cases fatal ischemic colitis. Notably, due to patient demand, the FDA, in June 2002, approved a supplemental New Drug Application (sNDA) that allows restricted marketing of Lotronex(R) to treat only women with severe diarrhea predominant IBS. The sNDA requires a risk management program to ensure patients and physicians are fully informed of the risks and potential benefits of the drug.

     2. Zelnorm(TM)/Novartis. Novartis' Zelnorm(TM), a 5-HT modulator thought to be responsible for motility and bowel pain, was approved on July 24, 2002 by the FDA for patients (women only) who suffer from constipation-prone IBS.

     - Products in Late-Stage Development. The following products targeted to IBS sufferers are known to be in late stage development:

     1. Dexloxiglumide/Forest Labs. This is a selective and reversible cholecystokinin (CCK) receptor antagonist in development for constipation-predominant IBS. CCK is a natural hormone involved in the modulation of the sensory and motor responses to distension in the intestinal track which when abnormal, may lead to constipation, bloating and abdominal pain as seen in IBS. In a Phase II trial, the drug was found to be superior to placebo in treatment of constipation-predominant IBS in female patients. Phase III trials are in progress.

     2. Cilansetron/Solvay. Another 5-HT modulator, this drug is in Phase III trials by Solvay in the US and in Europe for diarrhea-predominant IBS. Data published to date have not shown problematic side effects. If late-stage trials proceed, this drug may be the first in its class in the IBS market.

     3. Renzapride/Alizyme Inc. This drug, a 5-HT4 receptor antagonist /5-HT3 receptor antagonist, is in Phase IIb trials in patients with constipation-predominant IBS. Trial data is reported to have shown improvement in a number of symptoms associated with IBS and the drug was generally well tolerated.

     - Potential Competitive Advantages of PROBACTRIX(TM). In comparison to products presently on the market that have been burdened by potentially serious side effects, clinical trials to date have shown PROBACTRIX(TM) to be a potentially effective treatment for IBS with no known side effects. Based on the prior experience with Lotronex(R) and Zelnorm(TM), a difficult burden of proof exists for companies that are developing 5-HT modulating drugs. Those companies must unequivocally demonstrate to the FDA that their products are efficacious and have no serious side effects. In addition to the competitive or potentially competitive treatments noted, anti-diarrheas and antispasmodics are sometimes used in the treatment of IBS, although such products provide inadequate relief from symptoms and may result in constipation.

     Chronic Diarrhea Targeted Products - A number of pharmaceutical companies have developed and offer products targeted to the treatment of chronic diarrhea, a potential target market for PROBACTRIX(TM).

     According to the US Centers for Disease Control and Prevention, diarrhea that persists for more than two weeks is considered to be chronic. Chronic diarrhea may pose a nuisance problem in an otherwise healthy person, a person with a compromised immune system, or someone with a life-threatening illness. Persons at high risk are those with severely weakened immune systems, such as HIV/AIDS patients, those taking certain types of chemotherapy, new organ transplant recipients, as well as travelers to developing countries. There are two categories of causes: diarrhea caused by an infection and diarrhea not caused by an infection. Sometimes, the cause is unknown.

     The major cause of diarrhea in adults is infection, primarily by viruses but also by bacteria and parasitic organisms. Infectious diarrhea is, in fact, one of the most common illnesses in the world. The prevalence is estimated to be three to five billion cases each year and is associated with five to ten million deaths annually. In the US, diarrhea is the second most common infectious illness, accounting for one out of every six infectious diseases episodes. Each year in the U.S., from 4 to 5 million patients with infectious diarrhea visit a physician. Depending on the causative agent, the disease course may last from a few days to several months.

     Diarrhea caused by an infection most commonly stem from parasites, such as:
Cryptosporidium parvum, Cyclospora cayetanensis, Entamoeba histolytica, Giardia lamblia, microsporidia; bacteria, such as: Campylobacter, Clostridium difficile, Escherichia coli, Listeria monocytogenes, Salmonella enteritidis, Shigella; and viral infections, such as: HIV, rotavirus, Norwalk agent.

     Diarrhea not caused by an infection may stem from antibiotics, high blood pressure medications, cancer drugs, Crohn's disease, colitis, diabetes, thyroid and other endocrine diseases, food additives (sorbitol, fructose, and others), food allergies, previous surgery or radiation of the abdomen or GI tract and tumors.

     - Products Currently Being Marketed. Three major types of anti-diarrhea medications are available over-the-counter in the US and these are:
anti-peristaltic agents - such as loperamide (Imodium(R)) and diphenoxylate (Lomotil(R)); Bismuth-based compounds - such as Pepto-Bismol(R); and Absorbents
- such as attapulgite (Kaopectate(R), Donnagel(R)) and polycarbophil (Equalavtin(R)). Anti-peristaltic agents are similar to opiates (such as codeine). Like opiates, they relax the intestinal muscles and slow transit through the intestines so that there is more time for fluid to be absorbed from the intestine. This causes less fluid to be excreted in the stools. The relaxation of the intestinal muscles caused by these medications also decreases cramps.

     The FDA approved loperamide (Imodium(R)) in 1976 for acute diarrhea and for chronic diarrhea in patients with inflammatory bowel disease (Crohn's disease and ulcerative colitis). Loperamide is comparable in efficacy to diphenoxylate (Lomotil(R)). Although loperamide is related chemically to opiates, it does not have their pain-relieving effects.

     According to the CDC, anti-peristaltic agents may be contraindicated by persons with fever or bloody diarrhea - as in cases of Traveller's Diarrhea, because they can increase the severity of disease by delaying clearance of causative organisms. These agents are now available over the counter. Adverse effects (toxic megacolon, sepsis, and disseminated intravascular coagulation) have been reported as a result of using these medications to treat diarrhea.

     - Potential Competitive Advantages of PROBACTRIX(TM). PROBACTRIX(TM) could potentially be a new safe and efficacious drug for chronic diarrhea and offers potential advantages over Imodium(R) and Lomotil(R), the major over-the-counter anti-diarrheal medications. While no side effects to date have been reported for PROBACTRIX(TM), reports of adverse side effects and constipation for Imodium(R) and Lomotil(R), could limit their use for long-term administration. Also, PROBACTRIX(TM) could more powerfully treat the cause of the chronic diarrhea as well as the symptoms.

     Traveler's Diarrhea Targeted Products - A number of pharmaceutical companies have developed and offer products targeted to the treatment of traveler's diarrhea, a potential target market for PROBACTRIX(TM).

     According to the CDC, traveler's diarrhea is the most common illness affecting travelers. Each year, traveler's diarrhea affects between 20%-50% of international travelers, an estimated 10 million persons. Bacterial enteropathogens are responsible for at least 80 percent of cases. The onset is usually within the first week of travel or soon after returning home. Some travelers experience more than one episode during their trip. The economic impact of traveler's diarrhea is substantial because fear of sickness is one of the major deterrents to tourism. Persons at particular high-risk include young adults, immuno-suppressed persons, persons with inflammatory bowel disease or diabetes, and persons taking H-2 blockers or antacids.

     Traveler's diarrhea usually is a self-limited disorder and often resolves without specific treatment. Morbidity of the untreated disease may be substantial with approximately 1 percent of patients hospitalized, 20 percent confined to bed for at least one day, and nearly 40 percent changing their itinerary. Travelers with more serious cases require treatment, most often with antibiotics.

     - Products Currently Being Marketed. The principal products used in the treatment of traveler's diarrhea are antibiotics. A vaccine has also been introduced targeted to the prevention of traveler's diarrhea. The principal current products in that regard are:

     1. Fluoroquinolones/CIPRO. Fluoroquinolones are the drugs of choice and the most widely used is ciprofloxacin (CIPRO). CIPRO is an antibiotic. However, antibiotic treatment is complicated by the emergence of resistant enteric pathogens, especially Campylobacter spp. Antibiotics can also trigger the overgrowth of abnormal microbial flora, which could cause clinical disorders. Resistance to fluoroquinolones is the least common complication, but this is changing as use of these agents increases worldwide.

     2. Rifaximin/LUMENAX. Salix Pharmaceutical's New Drug Application (NDA) for LUMENAX for the treatment of traveler's diarrhea has been accepted for filing by the FDA. Rifaximin is a non-systemic antibiotic with broad spectrum of enteric bacterial pathogens and the delivery of high concentrations of antibiotic to the gastrointestinal tract. Salix licensed U.S. and Canadian rights to rifaximin from Alfa Wassermann. The product is marketed in Italy by Alfa Wassermann and is licensed by Alfa in Mexico to GlaxoSmithKline and Schering-Plough.

     3. Dukoral. PowderJect Pharmaceuticals has just submitted a European Marketing Authorization Application (MAA) for it cholera and travel diarrhea vaccine, Dukoral. This is a drinkable vaccine that protects against diarrhea caused by Vibrio cholerae (cholera) and enterotoxigenic E. coli (ETEC). This is the first vaccine for ETEC and the first for both cholera and ETEC. Cholera is responsible for severe diarrhea, and if untreated can result in rapid death. ETEC, which generally results in milder disease, is the single most common cause of traveler's diarrhea. Dukoral is approved for combined protection against both cholera and ETEC in 15 countries worldwide.

     - Potential Competitive Advantages of PROBACTRIX(TM). We believe that PROBACTRIX(TM) could potentially be used by susceptible patients as a powerful agent to prevent disease onset prior to travel to high risk areas. Bismuth-based agents, although commonly used, cannot be administered in large enough doses to be sufficiently effective. In contrast with a vaccine, PROBACTRIX(TM), is a natural product with a potentially lower risk safety profile. Antibiotics, though effective treatments, cannot be used as prophylactic therapy due to their side effects profile. Also, as a medical food, PROBACTRIX(TM), would be more widely available than a prescription drug.

     Antibiotic-Associated Diarrhea Targeted Products - Limited efforts have been undertaken to date to develop and offer products targeted specifically to the treatment of antibiotic-associated diarrhea, a potential target market for PROBACTRIX(TM).

     The most common adverse effect of antibiotics is diarrhea. It is known that a normal antibiotic treatment significantly changes the intestinal micro ecology and shifts the balance for up to three to four months. Moreover, it has been found that antibiotic-associated diarrhea, most commonly triggered by the bacterium C. difficile, can be serious and is associated with a longer hospital stay, a higher infection risk and a three-fold increase in mortality.
C.difficile-associated disease is a debilitating, frustrating and recurrent infection that makes it necessary for the doctor to prescribe an antimicrobial for an antimicrobial-induced problem.

     There has been considerable interest in the use of probiotics, such as PROBACTRIX(TM), in the prevention of antibiotic-associated diarrhea as a strategy to normalize microbial function in the bowel. Commercially-available lactobacillus-based probiotics have been used to prevent and treat diarrhea but few have been the subject of rigorous clinical studies. The activity of the probiotic S.boulardii has been studied in C.difficile-associated diarrhea and has shown some beneficial impact.

     We believe that PROBACTRIX(TM) could potentially be used prior to antibiotic administration and also as an adjunctive therapy together with a standard anti-C.difficile antimicrobial treatment, such as metronidazole or vancomycin, to avoid the potential side effects of these drugs and restore healthy microbial balance. Significantly, PROBACTRIX(TM) does not cause antibiotic resistance.

     We believe that PROBACTRIX(TM) could also be used to prevent the adverse side effects of antifungal medications that may result from the overgrowth of Candida albicans (causing uncomfortable yeast infection). Most studies of probiotics for vaginal infections, commonly with lactobacillus-based products, have lacked rigorous clinical design. Potentially, PROBACTRIX(TM) could be administered whenever women take antimicrobials, such as metronidazole, to reduce the risk of candidal vaginitis.

     - Potentially Competitive Products. As noted above, Lactobacillus-based probiotics have been used on a limited basis in the treatment of antibiotic-associated diarrhea but these products have not been rigorously studied. In addition, Bio Balance has data suggesting that PROBACTRIX(TM) is considerably more powerful than lactobacillus-based products. This is predicated on the fact that PROBACTRIX(TM), delivered in a liquid formulation, is comprised of live bacteria and works immediately in the GI tract.

     - Potential Competitive Advantages of PROBACTRIX(TM). PROBACTRIX(TM) could be recommended by physicians when they prescribe antibiotics and antifungal agents to potentially prevent and reduce side effects and also reduce the transfer of antibiotic resistance to intestinal microbes.

Probiotics

     The Gastrointestinal (GI) Tract - The primary role of the gastrointestinal tract is to digest food and absorb nutrients in order to meet the metabolic requirements and demands needed for normal human growth and development. The gastrointestinal tract functions as a barrier against antigens from microorganisms and food. Immuno-physiologic regulation in the gut depends on the establishment of indigenous microflora.

     Furthermore, the intestinal mucosa provides a protective host defense against the constant presence of antigens from food and microorganisms in the gut lumen. Protection against potentially harmful agents is ensured by many factors, including saliva, gastric acid, peristalsis, mucus, intestinal proteolysis, and specifically the intestinal micro-flora. Because some of these bacteria are beneficial to health while others are dangerous, the microbial colonization of the intestine has important health implications for humans, ranging from infection susceptibility to toxic or carcinogenic effects.

     Microbial colonization (the clinging of bacteria to the intestinal wall) begins after birth, but the development of the intestinal microflora and the gut barrier is a gradual process. The maternal intestinal flora is a source of bacteria colonizing the newborn's intestine. Colonization is also determined by contact with its surroundings. Initially, facultative anaerobic strains dominate. Thereafter, differences exist in the composition of species, primarily influenced by choice of diet. After weaning, the composition of the microflora resembles that of the adult flora. Although bacteria are distributed throughout the intestine, the major concentration of microbes can be found in the large intestine.

     It is estimated that the human intestine contains more that 400 different bacterial species and approximately 100 trillion (1014) bacterial cells, which is more than ten times the number of cells comprising the human body. The most prevalent resident bacterial species inhabiting the adult intestinal tract in Western societies include Bacteroides, eubacteria, peptostreptococci, bifidobacteria, enterobacteria, streptococci, lacto bacilli, clostridia and staphylococci.

     The intestines of man and animals constantly have both beneficial or good microorganisms (e.g. L. acidophilus, L. casei, and L. bifidus), and pathogens or bad microorganisms (e.g. Salmonella typhimurium, Staphlococcus aureus, E. Coli and Colstridium perfringens). These populations of organisms wage a constant war with each other in order to maintain a proper balance. The unfriendly pathogenic microbes are beneficial to the ecology of the intestines when they are in the minority and in balance with the friendly beneficial bacteria. When pathogenic microbes significantly outnumber the beneficial ones, health problems result. For optimum "gut flora balance," the beneficial bacteria should predominate, presenting a barrier to invading pathogenic organisms. Approximately 85% of the intestinal microflora in a healthy person should be beneficial bacteria and 15% pathogenic bacteria.

     The intestinal microflora is very important to the host for several reasons. The gut microflora is an important constituent in the intestine's defense barrier. The microflora increases resistance to new colonization, or invasion by pathogenic organisms. They also protect against the overgrowth of already-present potentially pathogenic organisms. Another important intestinal flora function is its high metabolic activity. The host is further protected because the gut microflora elicit specific immune responses at a local and a systemic level.

     In addition to participation in tolerance induction, intestinal colonization acts as an important antigenic stimulus for the maturation of the gut-associated lymphoid tissue. The capacity to generate IgA-producing cells progressively increases in response to intestinal antigenic stimulation, particularly the establishment of the gut microflora. Upon colonization, organisms have been shown to translocate to the mesenteric lymph node, but the number of translocating bacteria begins to decrease with the onset of specific IgA response, reflecting maturation of the intestine's immunologic defense mechanisms. These results suggest that intestinal microflora are important in human individuals and that qualitative differences in the composition of the microflora might affect immunologic homeostasis.

     The GI Microflora Problem - Many factors affect the composition of the bacteria present in the intestines. Throughout the human life cycle, conditions exist that produce increased risk for infection, increased activity of opportunistic pathogens and decreased protection from normal microflora. Several pathways can upset the intestinal micro floral balance. The administration of antimicrobial agents (antibiotics) is a common cause of micro floral imbalance. Stress to the host, in the form of diet or climate, aging, medication, illness, infection, geographic location, socioeconomic circumstances and lifestyle can upset this balance and change the gut's pH and other environmental factors to favor the growth of pathogens.

     Micro floral imbalance leads to decreased resistance to pathogenic colonization and to alterations in the metabolic activities of the intestinal flora by the pathogenic bacteria. Diarrhea is the most common result, but other GI disorders can also develop. Studies have found that these pathogens produce endotoxins, which cause symptoms such as fever, leucopenia, circulatory problems, and hyperglycemia.

     The amount and type of fermentable material (i.e. growth substrate) in the gut also plays a role in determining the bacterial species present. Diet, not only regulates the species and concentration of microorganisms in the gut, but also has been reported to influence the metabolic activities of those microorganisms. Thus, it may be possible, at least transiently, to manipulate the gut microbiotia through bacterial supplementation.

     It is the recognition of the effects of colonizing microbes in association with the human body and the combination of wanting to encourage the positive and discourage the negative properties of invading microbes that have led to probiotic theory. The demonstration that the gut microflora are an important constituent in the intestinal mucosal barrier has introduced the concept of probiotic therapy: the therapeutic application of potentially beneficial microorganisms, which act as probiotics.

     "PROBIOTICS" ARE LIVE MICROORGANISMS OR MICROBIAL MIXTURES THAT ARE ADMINISTERED TO BENEFIT THE ANIMAL OR HUMAN HOST BY IMPROVING ITS MICROBIAL BALANCE BY STIMULATING THE GROWTH OF HEALTHY BACTERIA.

     The criteria for a microorganism to be defined as probiotic include that the strain

     --   be of human origin,
     --   be safe for human use,
     --   be stable in acid and bile,
     --   adhere to the intestinal mucosa.

     The establishment of proper microflora balance in the natural microflora has led to the introduction of novel therapeutic interventions based on the consumption of cultures of beneficial live microorganisms that act as probiotics. The positive results from human volunteer or clinical studies, even in the absence of compelling mechanistic studies, provide validity to the probiotic concept. This concept has been developed further through the decades, and today, especially in Europe and Japan, probiotic-focused research, product development and marketing are at an all-time high.

     In addition to their proposed direct effects on humans, probiotics may have additional utility in animal agriculture. Probiotics have been tested for preventing pathogens of animal origin from colonizing in food animals, and the products derived from them. Probiotic bacteria can be found worldwide in a variety of products, including conventional food products, dietary supplements and medical foods.

     The probiotic theory offers an intriguing approach to controlling negative metabolic or pathogenic activities of microbes to which we are exposed on a daily basis. Probiotics have the ability to provide this benefit. Dietary probiotic approaches have obvious advantages in terms of cost, reduced side effects and ease of market penetration to large numbers of people, when compared to standard drug based solutions.

     History of Probiotics - Microbes have been essential to food and alcoholic fermentations for thousands of years. Over the last century, different microorganisms have been used for their ability to prevent and cure diseases, leading to the coining of the term probiotics, or "pro-life". The concept of probiotics evolved around 1900, when Nobel Prize-winning Elie Metchnickoff hypothesized that the long, healthy lives of Bulgarian peasants were the result of their consumption of fermented milk products.

     The first clinical trials were completed in the 1930s regarding probiotic effects on constipation. Research on probiotics has steadily increased since then, much of it taking place in Europe and Asia. Worldwide, probiotics are currently available in a variety of food products and supplements. In the U.S., food products containing probiotics are most exclusively dairy products - fluid milk and yogurt - due to the historical association of lactic acid bacteria with fermented milk. The most frequently used bacteria in these products belong to the Lactobacillus and Bifidobacterium species.

     Due to their long history of use in food fermentation, the FDA has designated many probiotics to be generally recognized as safe (GRAS). Even for those without GRAS status, the industry has used probiotic bacteria in food fermentations with the assumption that their history of use implies their safety. The food industry will need to carefully assess the safety and efficacy of probiotics before incorporating them into food products.

     Probiotic Selection Criteria - Historically the selection of probiotic strains has been based on the criteria of efficacy and the absence of side effects. Additional criteria for the use of appropriate strains include the ability to 1) exert a beneficial effect on the host 2) survive transit through the intestinal tract 3) adhere to the intestinal epithelial cell lining 4) produce antimicrobial substances that target pathogens 5) stabilize the intestinal microflora. For probiotics to be commercially viable, they must have viable shelf life in food or preparations, contain a large number of viable cells at the time of consumption and be both, non-pathogenic and nontoxic.

     The Effect of Probiotics - Published scientific literature and clinical studies undertaken in Israel and the former Soviet Union suggest that probiotics can decrease the incidence, duration and severity of many gastrointestinal illnesses.

     Specifically, the safety and efficacy of non-pathogenic E.coli has been the subject of a number of clinical studies conducted in 1997 and 1998 at twenty-seven medical research and therapeutic institutions in the former Soviet Union and Israel, including various departments of the Moscow Medical Institute; the G.N. Gabrichevsky Institute for Epidmiology and Microbiology in Moscow; the Ministry of Health of the Dagestan Republic; various departments of the Russian Academy of Medical Sciences; and the Rabin Medical Center at Tel Aviv
University, Israel. Those studies covered a broad range of uses of E.coli including: clinical efficacy (1) in patients undergoing therapy, with dyspeptical symptoms, developed following antibiotherapy, and in patients with large bowel irritable syndrome, (2) in chronic gastrointestinal diseases accompanied with diarrhea syndrome with subsequent development of intestinal disbiosis, (3) in surgical diseases, (4) in pediatric patients, (5) in acute infectious diarrheal diseases as a single therapeutic preparation, (6) in acute infectious diarrhea, complicated by severe pathological background, (7) in the treatment of patients with acute intestinal infections and viral hepatitis with pronounced intestinal disbiosis, (8) in a region with increased infectious morbidity, (9) in the treatment of diarrheal syndrome and intestinal disbiosis in patients with HIV-infections, (10) in the prevention and treatment of diarrheal syndrome and other intestinal dysfunctions induced by anticancer treatment and late radiation enterocolitis, and (11) effect on the immune status of patients with neoplastic cancers during radiation and chemotherapy. The results of those clinical studies were reported in three publications released in 1999. In each of those studies it was concluded that introduction of an E.coli probiotic was effective in the treatment of symptoms studied, with no observed safety concerns being noted.

     Additional studies on animals have been conducted with respect to the use of E.coli probiotics, including an acute oral toxicity study on rats conducted by Harlan Biotech Israel Ltd. in 1999 which study indicated that the product was safe and nontoxic.

     Scientific articles supporting the potential beneficial effects of probiotics, include: Probiotics and Functional Foods in Gastrointestinal Disorders, Martin H. Flock, MD and JoAnn Hong-Curtiss, MD, Current
                                                                    -------
Gastroenterology  Reports,  2001,  3:343-350;  Non-pathogenic  Escherichia  coli
-------------------------
versus mesalazine for the treatment of ulcrative colitis: a randomised trial, BJ Rembacken, ATR Axon, The Lancet, August 21, 1999, 354:635-639; Evaluation of
                        -----------
probiotic treatment in a neonatal animal model, D.J. Lee, R.A. Drongowski, A.G. Coran, C.M. Harmon, Pediatric Surgery International, 2000, V. 4, No. 4, 237-242;
                    -------------------------------
Probiotics  and  E.coli Infections in Man, R. Lodinova-Zadnikova, U. Sonnenborn,
H.  Tlaskalova,  The  Veterinary  Quarterly, V. 20, Supp. 3, June 1998, S78-S81;
                 --------------------------
Antagonistic  effect  of  Lactobacillus acidophilus, Saccharomyces boulardii and

Escherichia coli combinations against experimental infections with Shigella flexneri and Salmonela enteritidis subsp. typhimurium in gnotobiotic mice, J.V.M. Filho-Lima, E.C. Vieira and J.R. Nicoli, Journal of Applied Microbiology,
                                                -------------------------------
March 2000, V. 88, No. 3, 365-370; and Escherichia coli as a Probiotic?, G.J. Jansen, A.C.M. Wildeboer-Veloo, D. van der Waaij, J.E. Degener, Infection 26
                                                                    ---------
(1998)  No.  4,  232-233.

     Those publications and studies indicate that probiotic bacteria, and specifically E Coli:

     -- preserve intestinal integrity and mediate the effects of a number of other intestinal diseases;
     -- encourage the colonization of the gut and the restoration of micro floral balance;
     -- can prevent the overgrowth of potential pathogens in the gastrointestinal tract;
     -- improve symptoms of inflammatory bowel disease (IBD), and ulcerative colitis with consumption of certain strains of lacto bacilli;
     -- may inhibit the gastric colonization and activity of Helicobacter pylori, which is associated with gastritis, peptic ulcers and gastric cancer;
     -- are useful in the treatment of many types of diarrhea, including antibiotic-induced diarrhea in adults, travelers' diarrhea and diarrheal disease in young children caused by rotaviruses;
     -- promote the endogenous host defense mechanism, in addition to the effects of probiotics on non-immunologic gut defense that are characterized by the stabilizing of the gut;
     --   enhance  both  specific  and  nonspecific  immune  responses;

     Those publications and studies showed no harmful inflammatory response from the use of probiotics.

     Because diarrhea is a major cause of infant death worldwide and can be incapacitating in adults, the widespread use of probiotics could be an important, non-invasive means to prevent and treat these diseases, particularly in developing countries.

     The action of microorganisms during the preparation of cultured foods or in the digestive tract has been shown to improve the quantity, availability and digestibility of some dietary nutrients. In addition to nutrient synthesis, the actions of microorganisms in the digestive tract can, to a limited extent improve the digestibility of some dietary nutrients. These nutrients, such as enzymes, are released into the intestinal lumen that exerts synergistic effects on digestion, alleviating symptoms of intestinal malabsorption. In addition, SCFA concentration helps to maintain an appropriate pH in the colonic lumen, which is critical in the expression of many bacterial enzymes and in foreign compound and carcinogen metabolism in the gut.

     Probiotics may also suppress viable counts of an undesired organism in other ways. They can produce antibacterial compounds and compete for nutrients or physical real estate on the intestine wall. Both are properties that the bad organisms need to survive. Further, they may alter the microbial metabolism by increasing or decreasing enzyme activity. They may additionally stimulate the immune system by increasing antibody levels. The probiotic elements themselves are bound to the carrier in a manner that protects the beneficial microorganisms from the above activities during their passage through the GI tract.

     How Probiotics Works - The mechanism(s) by which probiotics exert their effects on the host are still speculative. Probiotics may antagonize pathogens directly through production of antimicrobial and antibacterial compounds such as cytokines, hydrogen peroxide, bacteriocins, and butyric acid. Probiotics target specific groups of pathogenic organisms. This decreases the number of pathogens by affecting their metabolism or by stimulating immunity to them.

     Probiotics reduce gut pH by stimulating the lactic acid - producing microflora, competing for binding and receptor sites that pathogens occupy improving immune function and stimulating immunomodulatory cells or producing lactase that aids in lactose digestion.

     Competitive colonization enables probiotics to compete for binding and receptor sites that pathogens occupy, thereby minimizing the ability of pathogens to colonize and grow. Probiotic bacteria compete with pathogens for available nutrients and other growth factors removing the nourishment that the pathogens need to survive.

     Among the possible mechanisms of probiotic therapy is the promotion of the non-immunologic gut defense barrier, which includes the normalization of increased intestinal permeability and altered gut micro ecology. Another possible mechanism of probiotic therapy is improvement of the intestinal tract immunologic barrier, particularly through intestinal immunoglobulin A responses and alleviation of intestinal inflammatory responses, thereby producing a gut-stabilizing effect. Many probiotic effects are mediated through immune regulation, particularly through balance control of proinflammatory and anti-inflammatory cytokines.

     It is uncertain whether the ability of probiotics to adhere to intestinal mucosal cells is required for optimal health effects. Some experts believe that adhesion is necessary, with adhesion properties depending upon bacterial concentration, resident pH, transit time, and dietary factors. Others believe that probiotics exert their effect through only a loose affiliation with the mucosal layer that does not require site-specific attachment. Microbes may exert their effects without adhesion if consumed on a regular basis, as in the case of yogurt bacteria aiding lactose digestion.

Bio Balance's Technology and Product

     General - The basic active component in Bio Balance's product is a patented strain of M-17 Escherichia Coli (E.coli), the most competitive bacterium in healthy microflora of man and animals. M-17 has been used for the preparation of Colibacterin, Bificon and other medicines and food supplements.

     Clinical studies of liquid food supplements with M-17 E.Coli were performed in the former Soviet Union in the late 1980's. In those studies, and in studies conducted in Israel, these biologically active food supplements were found efficient in the treatment of intestine infections of various etiologies and showed no harmful side effects.

     Bio Balance Technology - Bio Balance's first product, PROBACTRIX(TM) is a non-pathogenic E-coli based probiotic microorganism. PROBACTRIX(TM) contains a single species of a patented non-pathogenic probiotic microorganism. Bio Balance believes the PROBACTRIX(TM) formulation is useful in the restoration of normal GI function and Bio Balance believes PROBACTRIX(TM) may be utilized to maintain or reinstate normal gastrointestinal microflora. It may also aid in the prevention and/or treatment of numerous gastrointestinal infections or disorders. The following list highlights several diseases, infections, and disorders for which Bio Balance believes PROBACTRIX(TM) can be effective:

     -- IBS and its various symptoms including; gas, pain, bloating, surging, diarrhea, constipation and alternating bouts of diarrhea and constipation
     --   Certain  forms  of  inflammatory  bowel  disease  ("IBD")
     --   Chronic  diarrhea;
     --   Infectious  diarrhea  caused  by  Salmonella  or  Shigella
     --   C. Difficile, E. coli, Campylobacter, Clostridium, and other bacterium
     -- Diarrhea resulting from antibiotic therapy, radiotherapy, or chemotherapy

     Bio Balance also intends to explore the utility of PROBACTRIX(TM) in the treatment of gastrointestinal complications of immune disorders.

     The proprietary formulation used for Bio Balance's product consists of a patented proprietary strain of non-pathogenic E. coli preserved in a proprietary extract formulation. The proprietary strain of E. coli derives from an organism that was originally isolated from the intestinal microflora of healthy volunteers. The product is based on research and clinical studies by the inventors. The technology and the processes comprise conditions that preserve M-17 E.Coli in the biologically active form with a shelf life of one year at room temperature.

     The formula was approved as a food supplement for human use by the Ministry of Health of Israel in May 1998 and was approved for use as an animal food by the Ministry of Agriculture of Israel in September 1998. In August 2000, Tetra Pharm began supplying the formula to pharmacies in Israel and continued manufacture and sale of the product until July 2001 when Tetra Pharm agreed to cease manufacture and sale of the product in conjunction with its agreement to sell all rights relating to the product to Bio Balance and after which date production of the formula has been limited to supplying hospitals and Universities where Bio Balance is conducting further research. The formula has been extensively tested and used on animals (poultry and piglets) as well as on a number of human volunteers with known gastrointestinal disorders. Bio Balance is not aware of any side effects occurring as a result of the use of the product. Bio Balance plans on introducing the product into the United States market upon attaining GRAS and medical food status, including the successful completion of two additional clinical trials designed to provide statistically significant data supporting the effectiveness and safety of the product. There can be no assurance that Bio Balance's product will satisfy applicable regulations for use as a medical food in the United States or that the product will ever be accepted as a medical technology.

The Need for FDA Approval of Bio Balance's Product

     General - Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of products such as PROBACTRIX(TM).

     Bio Balance plans on introducing its product, PROBACTRIX(TM) into the United States as a medical food. Bio Balance also plans, at a later date, to introduce a different version of its product as an ethical drug. The regulatory scheme varies greatly between a medical food and an ethical drug. Bio Balance's preference is to introduce Bio Balance's product first as a medical food since the approval process for a medical food will be both timely and cost effective.

     Medical  Foods.

     - Overview. A "medical food" means a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Thus, unlike dietary supplement or conventional foods, a medical food that is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements have been established, may bear scientifically valid claims relating to providing distinctive nutritional support for a specific disease or condition.

     Medical foods are distinguished from the broader category of foods for special dietary use (e.g., hypoallergenic foods) and from foods that make health claims (i.e., dietary supplements) by the requirement that medical foods be used under medical supervision.

     It should be noted, however, that medical foods are not foods that are simply recommended by a physician or other health care professional as part of an overall diet designed to reduce the risk of a disease or medical condition or as weight loss products.

     Regulations for medical foods review and/or listing as well as registration requirements for medical foods manufacturers have not yet been established and, for now, such products are reviewed on a case-by-case basis.

     In order to be distributed in the U.S., medical foods are required to conform to those regulations dealing with general food safety and labeling, however, they do not have to include nutrition information on their labels, and their claims do not need to meet specific standards but the label must clearly state that the product is intended to be used to manage a specific medical disorder or condition, and for use under medical supervision. Of course, the product must meet the medical food definition, and be formulated so as to be safe and efficacious as a medical food.

     It should be noted, however, the FDA has for some time been exploring ways to more specifically regulate medical foods. Some examples include methods for safety evaluations, standards for claims, and requirements for specific information on the labels. No due date for this initiative has been published, and it is unlikely to occur in the near future. Should FDA establish more stringent regulatory requirements for medical foods, this could significantly impact the cost and timeline for bringing the PROBACTRIX(TM) product to market.

     In order to market a product as a medical food, the product must satisfy two specific criteria, (1) the product must meet the statutory definition of a medical food, and (2) the ingredients in the medical food must be either approved food additives or "generally recognized as safe" (GRAS). The time frame for establishing PROBACTRIX' status as a medical food which contains GRAS ingredients may be as short as 12 months and the cost could be as little as several million dollars.

     Unlike an ethical drug, marketing of a product as a medical food requires no approvals of, or filings with, FDA (although voluntary filings may be made at

Bio Balance's discretion). Instead, a "self determination" process is utilized to establish both satisfaction of the medical foods statutory definition and GRAS status.

     - Statutory Definition Requirement. Bio Balance believes that PROBACTRIX(TM) will satisfy the statutory definition of a medical food since it:
(i) is a formulated and processed product for the partial or exclusive feeding of a patient by means of oral intake; (ii) is intended for the dietary management of a patient who, because of therapeutic or chronic medical needs, has limited or impaired capacity to ingest, digest, absorb or metabolize ordinary foodstuffs or certain nutrients, or who has other special medically determined nutrient requirements, the dietary management of which cannot be achieved by the modification of the normal diet alone; (iii) provides nutritional support specifically modified for the management of the unique nutrient needs that result from the specific disease or condition, as determined by medical valuation; (iv) is intended only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis, for among other things, instructions on the use of the medical food; and (v) is intended for use under medical supervision.

     - GRAS Requirement. Under the current regulatory scheme, products coming within the definition of a medical food must make a determination that the ingredients in the product are either approved food additives or generally recognized as safe (GRAS) before introducing the product to market. GRAS status is determined by the company introducing the product without the need for any pre-marketing clearance from the FDA, although a process of voluntary notification to the agency is available, in which case FDA has 90 days to raise questions or objections to the GRAS self-determination.

     Establishment of an ingredient as GRAS based upon scientific procedures requires (1) technical evidence of safety and functionality for the intended use and use levels as defined under the Federal Food, Drug, and Cosmetic Act, and
(2) a conclusion that this technical evidence is generally known and accepted by relevant experts. The technical element standard of GRAS requires that information about the substance establish that the intended use of the substance is safe. Satisfaction of the "general recognition" requirement of GRAS, according to the proposed rules, may be established through information published in a peer-reviewed scientific journal, publication of data and information in secondary scientific literature, such as scientific review articles, textbooks and compendia, or the opinion or recommendation of an authoritative body.

     Bio Balance began the process of establishing GRAS status in the spring of 2002 with the retention of Daniel Kracov of Patton Boggs to develop and implement a process to establish GRAS and to conduct clinical studies to obtain statistically significant data to support the marketing of the product as safe and effective. Under that process, (1) an exhaustive review and write-up relating to scientific literature relating to the safety of the product will be performed, (2) laboratory testing will be conducted to verify that the product in question is the same as reflected in the scientific literature reviewed, and
(3) a panel of experts will review the literature and laboratory results and render an opinion as to whether the product satisfies GRAS status.


     A panel composed of the GRAS experts and additional members with relevant expertise will also review PROBACTRIX(TM) for medical food status and provide an opinion as to whether the product meets the medical food definition. As of March 1, 2003, (1) the literature review had been completed, (2) laboratory testing to verify the character of Bio Balance's product had been completed at two universities and at a well known and established testing center for bacteriological strains, and (3) the first peer reviewable article relating to PROBACTRIX(TM) had been published and efforts were ongoing to secure peer reviewed articles covering Bio Balance's complete dossier. In February 2003, Bio Balance hired Dr. Robert Hoerr, MD, Ph.D. and Dr. Eileen Bostwick, Ph.D. as Director of Medical and Regulatory Affairs and Director of Research and Development, respectively, to, among other things, accelerate and complete the GRAS and medical food determination process. Bio Balance anticipates that completion of the GRAS and medical food determination process will occur in 2003. The estimated cost of carrying out these determinations, exclusive of any additional data development, is between $200,000 and $350,000.

     While Bio Balance believes that the current regulatory rules will allow Bio Balance to begin marketing its product as a medical food immediately following determination of GRAS and medical food status based upon data currently under development, concurrent with these determinations, Bio Balance intends to undertake at two additional clinical trials to develop statistically significant efficacy data to support marketing of its product for specific conditions. At March 1, 2003, protocols were being written for two double blind clinical trials, the first of which is expected to begin as early as mid April 2003 in Israel. Those trials are anticipated to require several months to perform and to cost approximately $600,000 per trial.

     Although Bio Balance intends to comply with the procedures and regulations to establish and market its product as a medical food, there can be no assurance that the FDA will not contest the GRAS status of the ingredient(s) in PROBACTRIX(TM) or the status of our product as a medical food, in which case introduction of our product to the market could be delayed for an extended period, or indefinitely, pending resolution of the product's status or, in the alternative, compliance with the regulatory process applicable to ethical drugs.

     Biological  Drug

     - General. Bio Balance also plans to introduce a different version of its product and plans to apply to the FDA for approval of our product, PROBACTRIX(TM), as an ethical drug.

     Bio Balance believes that another version of our product may fall within the scope of biological therapeutic or a biotechnology-derived product.

     In contrast to most drugs that are chemically synthesized with a known structure, most biological products are complex mixtures that are not easily identified or characterized and are derived from living sources, such as humans, animals, plants and microorganisms.

     Biological products are approved for marketing under provisions of the Public Health Service Act (PHS Act). However, because most biological products also meet the definition of drugs under the Federal Food, Drug, and Cosmetic Act (FD&C Act), they are also subject to regulation under the FD&C Act provisions.
     Under the PHS Act, any company which wants to introduce a biological product into the US market must hold a license for the product issued by CBER. Licensing of biological products under the PHS Act is very similar to the new drug approval process for human drugs under the FD&C Act. Following initial laboratory and animal testing, a biological product is studied in clinical trials in humans under an investigational new drug application (IND). If the data generated by the studies demonstrate that the product is safe and effective for its intended use, the data are submitted to CBER as part of a Biologics License Application (BLA) for review and approval for marketing.

     - Regulatory Requirements - Clinical Studies. Clinical development of a drug and biological drug product is often described as consisting of three sequential phases (Phase I-III) with a fourth (IV) post-approval phase.

     1.   Phase  I  Clinical  Studies

          Phase I starts with the initial administration of the investigational new product into humans. Normally, studies in this phase have non-therapeutic objectives and are conducted in healthy volunteers.

          Phase I studies can be open; baseline controlled or, preferably, use randomization and blinding to improve the validity of observations.

     2.   Phase  II  Clinical  Studies

          The primary objective of Phase II is to explore therapeutic efficacy in patients. Phase II studies should be conducted in a group of patients who are selected by relatively narrow criteria (i.e., a specific GI disorder), leading to a relatively homogeneous population. An important goal of these studies is to determine the dose and regimen for Phase III studies. Additional objectives to be considered include evaluation of potential study endpoints, therapeutic regimens (including concomitant therapies) and target populations (e.g., mild versus severe disease).

     3.   Phase  III  Clinical  Studies

          The primary objective of Phase III studies is to demonstrate the therapeutic benefit of the product, i.e., to confirm the preliminary evidence accumulated in Phase II studies that the product is safe and effective for use in the intended indication and target population.
          These studies are intended to provide an adequate basis for the marketing approval and to support adequate instructions for use of the product. That means that Bio Balance will have to demonstrate that Bio Balance has already completed Phase I studies on animals proving that the product is non-toxic and Phase II trials proving our efficacy. In the event Bio Balance must file with the FDA for approval as a biological drug, Bio Balance intends to consult with experienced FDA counsel to determine if data compiled in previous clinical studies in the former Soviet Union and Israel are sufficient to satisfy FDA Phase I and Phase II requirements. If that data is not sufficient to satisfy those requirements, Bio Balance will be required to begin with Phase I or Phase II studies.

     The alternatives presented above significantly differ from each other in many aspects. In respect to timetable, the faster path is the medical food alternative whose approval process could take less than one year. With respect to cost, the most expensive alternative is the drug path for which clinical studies are an integral (and costly) part of it including the supporting services that are required (e.g., laboratory testing, regulatory services, etc.) with a cost of $50 million or more (depending on which Phase II or III) and anywhere from 2 years to 5 years depending on which Phase Bio Balance must begin with. The cost of the medical food path, on the other hand, would likely not be in excess of $5,000,000. In the event Bio Balance is unable to convince the FDA that Bio Balance is ready to move directly into Phase III testing, Bio Balance plans on proposing to the FDA an advanced Phase II stage - efficacy. There can, however, be no assurance that the FDA will agree with Bio Balance's proposal and may require us to begin with either Phase I or Phase II studies.

Bio  Balance  Business  Strategies

     Bio Balance intends to pursue continued development of candidate probiotics. Using proprietary technology, Bio Balance hopes to make various probiotic agents more effective in various clinical GI tract disorders. It is Bio Balance's intention to maintain a pipeline of new products by adding a research and development program, employees and consultants. Bio Balance's development programs will focus on unmet medical needs in the gastrointestinal area that Bio Balance believes provide substantial commercial opportunity with relatively limited competition. As described above, Bio Balance's first product is PROBACTRIX(TM), and Bio Balance intends to develop additional products and line extensions and also to pursue in-licensing opportunities to add breadth and depth to its research and development. Bio Balance is presently evaluating new formulations and clinical uses for its product. There can be no assurance that Bio Balance will be successful in developing any other probiotics product or even in establishing a research and development program.

     Bio Balance plans to market and sell its product in the United States as medical food if it successfully completes the GRAS and medical food determinations and clinical trials. Bio Balance's marketing strategy will include one or more of the following approaches:

     -- A direct sales force focused on physicians specializing in the field of gastroenterology. Bio Balance believes that a relatively small sales force will initially be effective, as its first product targets a specialized group of physicians. This sales force may also be used to market and sell its future products.

     -- Alternatively, Bio Balance may elect to enter into a partnership or licensing arrangement with a company that already specializes in the sale of prescription drugs directed to the gastroenterologist. Bio Balance will also explore sale to a larger well-established pharmaceutical company

     Even if Bio Balance decides to market and sell its product in the United States, Bio Balance may decide to license its foreign product rights to other pharmaceutical companies to commercialize its product abroad. At this point in time, Bio Balance has not determined which way Bio Balance will proceed with its marketing strategy.

     Bio Balance will take a product-focused approach towards drug development. The key elements of its business strategy will be as follows:

     -- Develop a probiotic for therapy of Inflammatory Bowel Disease. The existing probiotic approach to IBD leaves room for innovation, improvement and application of other IBDs. This product candidate is focused on improving the balance of flora within the digestive tract to promote gastrointestinal health and the removal of unfriendly bacteria, by presenting more of the GI tract to viable probiotic bacteria.

     -- Leverage experienced scientific and drug development expertise to develop other probiotic agents. Bio Balance intends to establish relationships with experienced developers of probiotic agents to further development of additional probiotic agents. Dr. Nelli Kelner-Padalka, a member of Bio Balance's Medical Advisory Board with substantial experience in the use of probiotics in the GI tract and a developer of Bio Balance, has previously developed six other probiotic substances and was decorated in the former USSR with the Inventor of the USSR state prize of Kirghizstan. In addition to having access to Dr. Kelner's expertise, Bio Balance is involved in discussions with Universities in Israel and other individuals with experience in probiotic development with a view to entering into agreements to perform probiotic research and development activities. To date, other than Dr. Kelner's service on Bio Balance's Medical Advisory Board, no agreements have been entered into with any Universities or individuals to perform probiotics research and development.

     -- Optimize clinical and regulatory strategies to shorten time to market. Bio Balance believes that by initially focusing on acute treatments, it can achieve an abbreviated development time, and faster time to market, which it hopes will benefit patients with irritable bowel syndrome and disease. Notwithstanding its objective of getting PROBACTRIX(TM) to market as a medical food, Bio Balance intends to, although it cannot assure that it will be able to, perform clinical trials to rapidly assess effectiveness for well-defined endpoints in the treatment of irritable bowel syndromes, chronic diarrhea and infectious disorders of the GI tract.

     -- Retain significant marketing rights to Bio Balance product candidates. Bio Balance's goal is to retain marketing rights to its product candidates for as long as it is commercially advantageous. By completing as much of the pre-clinical and clinical development work by itself as is feasible, Bio Balance hopes to be able to negotiate more favorable terms for any such marketing arrangements.

Bio  Balance  Marketing  and  Sales

     Bio Balance's marketing and sales decisions and strategies will be dictated primarily by the actions and reactions to its regulatory pathway. Bio Balance will not make sales and marketing decisions until it has satisfied the applicable GRAS requirement for medical foods and completed clinical trials which provide statistically significant data to support the efficacy of its first product, PROBACTRIX(TM).

     Bio Balance's primary approach to regulatory compliance is as a medical food, which Bio Balance believes will be satisfied in 2003. Traditional pharmaceutical retail distribution can be applied with quick results using existing channels. Being designated a medical food allows Bio Balance to make claims relating to the distinctive nutritional requirements of a disease or disorder. Bio Balance expects that the product will be marketed primarily to physicians and sold through hospitals, clinics and pharmacies. While the FDA does not generally favor direct marketing or retail sales of medical foods, the only current limitations on the direct marketing or sale of medical foods through retail channels are prohibitions of fraudulent claims and the requirement that the product satisfy the statutory definition of a medical food which requires that the product is intended for use under physician supervision and is so labeled. For example, a medical food may be advertised in magazines read by patients with gastrointestinal diseases and disorders, advising patients of the existence of the product, urging them to ask their physician about the product, and informing them as to where the product may be purchased if their physician believes it would be helpful to their condition. By utilizing a multiple distribution channel approach, Bio Balance believes it will be positioned to reach customers who can be referred by or back to the physician. In the event that the FDA or other government agencies were to prohibit or otherwise restrict the direct marketing or retail sale of medical foods, awareness of PROBACTRIX(TM) among potential consumers could be severely limited which could in turn curtail product sales.

     Bio Balance currently has no sales, marketing or distribution capabilities. In order to commercialize any of its product candidates, Bio Balance must either initially develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Bio Balance intends to sell market and distribute some products directly and rely on relationships with third parties to sell, market and distribute other products. To market any of its products directly, Bio Balance must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Bio Balance cannot assure that Bio Balance will be able to develop any marketing or distribution capabilities.

     Bio Balance may elect to market and sell it's product by developing its own sales force to call upon doctors specializing in the field of gastroenterology. This will entail the development of a direct sales force in the U.S. and Canada. Bio Balance believes that a relatively small sales force of fewer than 100 sales representatives can be used for these products because prescribing decisions will be made by roughly one group of physicians, primarily gastroenterologists. If Bio Balance elects to direct market Bio Balance's products, Bio Balance will begin hiring a sales force as the regulatory pathway to market becomes more visible. Bio Balance cannot guarantee that it will develop a sales force with the necessary technical expertise and distribution capabilities.

     Alternatively, Bio Balance may elect to enter into a licensing arrangement with a company that already specializes in the sale of medical foods and or prescription drugs directed to gastroenterologists. Bio Balance is evaluating opportunities to partner with other companies to develop and commercialize its product. Bio Balance may also explore an outright sale to a larger well-established pharmaceutical company. There can be no assurance that Bio
Balance will be successful in entering into any partnership or licensing arrangements or in the sale of Bio Balance.

     Even if Bio Balance decides to market and sell its product in the United States, Bio Balance may decide to license its foreign product rights to other pharmaceutical companies to commercialize its product abroad. In the United States, Bio Balance does not intend to enter into co-promotion arrangements or out-license its product candidates until its product candidates are in the later stages of development, but Bio Balance may promote its product candidates through marketing relationships with one or more companies that have established distribution systems and direct sales forces. In international markets, initially Bio Balance intends to seek strategic relationships to market, seek and distribute its product candidates, but Bio Balance may eventually become involved in direct sales and marketing activities in other parts of the world.

There can be no assurance that Bio Balance will be successful in establishing any marketing relationships.

Bio  Balance  Manufacturing

     Bio Balance intends to use contract manufacturers for at least the next few years to produce sufficient quantities of PROBACTRIX(TM) for use in its pre-clinical and anticipated clinical trials instead of developing this capability internally. Bio Balance will also rely on third parties to provide the components of these product candidates. Outsourcing has been effective in similar situations with other companies. Bio Balance has not yet selected contract manufacturers for formulation for commercialization. If these facilities become unavailable for any reason, if its contract manufacturers fail to comply with the FDA's current good manufacturing practices, or if its contract manufactures terminate their agreements, Bio Balance would have to find an alternative source for manufacturing its drug candidates. Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality assurance and shortage of qualified personnel.

     If contract manufacturers are unable to scale up production to meet its commercial needs, Bio Balance's revenue may be adversely affected.

     The process for manufacturing e-coli bacteria and formulating them into a probiotic agent is complicated. Bio Balance has no experience in commercial-scale manufacture of PROBACTRIX(TM). Bio Balance's product candidates will need to be manufactured in facilities and using processes that comply with the FDA's GMP requirements, GLPs, and other similar regulations, including foreign regulations. It may take a substantial period of time to begin producing probiotic e-coli bacteria in compliance with such regulations. If Bio Balance is unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of its product candidates and their components that meet its planned time and cost parameters, the development and timing of its clinical trials may be adversely affected.

Clinical  Testing

     Bio Balance does not have the ability to independently conduct clinical studies and obtain regulatory approvals for its product candidates. Bio Balance intends to rely on third-party clinical research organizations, or CROs, to perform these functions or to team with hospitals to conduct clinical trials. However, Bio Balance has not yet finalized agreements with any CROs or hospitals to perform these functions or to team with Bio Balance in conducting clinical trials. Bio Balance has recently hired Dr. Robert Hoerr, MD, Ph.D. and Dr. Eileen Bostwick, Ph.D. as Director of Medical and Regulatory Affairs and Director of Research and Development, respectively, to, among other things, accelerate and complete the GRAS and medical food determination process. Bio Balance anticipates that completion of the GRAS and medical food determination process will occur in 2003. Drs Hoerr and Bostwick, along with a team of experts, will identify and design the clinical trials necessary and then hire a qualified CRO or identify a suitable hospital partner. Bio Balance intends to have contracts in place with CROs or hospitals at least 1 to 2 months prior to commencement of work under each such contract.

Future  Plans

     Following the introduction of Bio Balance's first product, PROBACTRIX(TM), for the treatment of IBS, Bio Balance plans to conduct product research, studies and clinical trials with a view to developing similar products for other GI disorders, such as Traveler's diarrhea (TD) and certain forms of inflammatory bowel disease ("IBD") including a form of Cohn's Disease.

Competition

     The industry is highly competitive. Numerous companies, many of which are significantly larger than Bio Balance, which have greater financial, personnel, distribution and other resources than Bio Balance and may be better able to withstand volatile market conditions, compete with Bio Balance in the development, manufacture and marketing of probiotics for the treatment of IBS. Bio Balance's principal competition comes from domestic and foreign manufacturers and other wholesale distribution companies who have all failed to receive FDA approval or have introduced a product to the market for IBS that was subject to FDA imposed restrictions. There can be no assurance that national or international companies will not seek to enter, or increase their presence in the industry. In addition, large nationally known companies (such as Bristol-Myers, Squibb, Novataris and Glaxo-Wellcome) are in competition with Bio Balance in this industry, since they have already spent millions of dollars to develop treatments for IBS. Increased competition could have a material adverse effect on Bio Balance, as its competitors may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of Bio Balance.

Bio Balance Intellectual Property Rights

     Bio Balance currently relies on a combination of patents, trademark, trade secret laws and contractual provisions to protect its proprietary rights in its product. As of March 1, 2003, Bio Balance holds eight (8) United States patents, an additional six (6) patents have been allowed but not yet issued and one (1) patent application had been submitted and was pending. At that date, Bio Balance also held one (1) Israeli patent and one (1) Patent Cooperation Treaty application and applications filed therefrom had been filed in the following countries: Japan, European, Korea, Canada, Australia, Mexico, Brazil, Poland and New Zealand, in connection with PROBACTRIX(TM). At that date, Bio Balance had also applied for one (1) United States trademark. There can be no assurance that Bio Balance's applications will result in issued patents and trademarks, or that, if issued, Bio Balance's applications will be upheld if challenged. Further, even if granted, there can be no assurance that these patents and trademarks will provide Bio Balance with any protection from competitors, or, that if they do provide any meaningful level of protection, that Bio Balance will have the financial resources necessary to enforce its patent and trademark rights. In addition, there can be no assurance that others will not independently develop technologies similar to Bio Balance's pending patents and trademarks, or design around the pending patents. If others are able to design around the patents, Bio Balance's results of operations could be materially adversely affected. Further, Bio Balance will have very limited, if any, protection of its proprietary rights in those jurisdictions where it has not effected any filings or where it fails to obtain protection through its filings.

     There can be no assurance that third parties will not assert intellectual property infringement claims against Bio Balance in the future with respect to current or future products. Bio Balance is responsible for defending against charges of infringement of third party intellectual property rights by Bio

Balance's actions and products and such assertion may require Bio Balance to refrain from the sale of its product, enter into royalty arrangements or undertake costly litigation. Further, challenges may be instituted by third parties as to the validity, enforceability and infringement of Bio Balance's patents.

     Bio Balance's adherence to industry standards with respect to its product limits Bio Balance's opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which Bio Balance's product may be sold may not protect Bio Balance's product and intellectual property rights to the same extent as the laws of the United States. As a consequence, Bio Balance requires all of its personnel to execute confidentiality agreements and assignment of intellectual property agreements in favor of Bio Balance.

EMPLOYEES

     On February 1, 2003, our home health care business had 1,848 employees, of whom 97 are salaried, including 3 executive officers, 16 administrators/branch managers, 16 nurses, 12 accounting staff, 9 clerical staff and 41 field staff supervisors. The remaining 1,751 employees are paid on an hourly basis and consist of professional and paraprofessional employees.

     At March 1, 2003, Bio Balance had two full time and two part time employees. Bio Balance plans to hire a full time Chief Executive Officer and other employees, as needed. While Bio Balance has no definitive plans with respect to the size of its workforce or persons who will fill specific positions, Bio Balance plans to evaluate its needs relative to research and development, product manufacturing and marketing and finance and administration in light of then current alliances and partnerships and will seek to hire personnel based on that evaluation.

     None of our employees are compensated on an independent contractor basis or represented by a labor union. We believe that our employee relations are good.

ITEM 2.   DESCRIPTION  OF  PROPERTIES.

     Our principal executive offices are located in a one-story commercial building of approximately 6,000 square feet located at 1850 McDonald Avenue, Brooklyn, New York 11223, which is leased from an unaffiliated person. The lease is for a period ending March 30, 2005. The rent is $6,580 per month and is subject to annual increases equal to 4% of the total prior year's monthly rent and all increases in real estate taxes for the original and renewal terms.

     Bio Balance's executive offices are currently located at 16 East 34 Street, New York, NY 10016, pursuant to a lease agreement for the period beginning December 1, 2001 through November 29, 2003 at a monthly rental of $5,000.

     The table below sets forth certain information with respect to each of our existing branch and recruitment office locations, all of which are leased, from non-affiliated lessors.

                                                                Lease Terms
                                                                -----------
                                            Approximate
                                   Opening    Square        Expiration       Annual
Location                            Date      Footage          Date        Rental(l)
---------------------------------  -------  -----------  ----------------  ----------
Kings County Office
-------------------
408 Jay Street
Brooklyn, NY 11201                   07/01        4,000          06/30/06  $   55,548

Nassau County Office
--------------------
175 Fulton Avenue
Hempstead, NY 11550                  09/93        1,600          10/31/03  $   24,225

Westchester  County Office
--------------------------
6 Gramatan Avenue
Mt. Vernon, NY 10550                 12/96        2,000  (month to month)  $   30,785

Rockland County Office
----------------------
49 South Main Street
Spring Valley, NY 10977              10/94        1,500  (month to month)  $   22,200

Orange County Office
--------------------
45 Grand Street
Newburgh, NY 11250                   09/92        1,500          04/30/04  $   12,600



Bronx County Recruitment Office
-------------------------------
2488 Grand Concourse
Bronx, NY  10458                     10/00         1000          10/31/04  $   16,453

Jersey City Office
------------------
880 Bergen Avenue
Jersey City, NJ 07306                06/01        1,000          05/31/03  $   19,200

Bradley Beach Recruitment Office
--------------------------------
716 Main Street
Bradley Brach, NJ  07720             09/01        1,000          05/30/03  $   12,000

Toms River Office
-----------------
617 Highway 37 West
Toms River, NJ 08753                 02/98        2,400  (month to month)  $   28,200


Edison Office
-------------
629 Amboy Avenue
Edison, NJ 08837                     08/99        1,450          07/31/04  $   24,650

East Orange Office
------------------
60 Evergreen Place
East Orange, NJ 07018                11/01        3,000          08/31/06  $   33,000

Hackensack Office
-----------------
193 Main Street
Hackensack, NJ 07601                 06/01         1200          05/31/03  $   13,200

Whiting Recruitment Office (2)
------------------------------
75 Lacey Road
Whiting, NJ 08759                    04/02         1200          12/31/03  $   12,231

(1) All of the leases provide for additional rentals based upon increases in real estate taxes and other cost escalations.
(2) As part of Adult Care Services, Inc., acquisition transaction, the Company assumed leasehold obligations for this office in April 2002.

ITEM  3.     LEGAL  PROCEEDINGS.

     In May 2001, Maxim Healthcare Services, Inc. filed a lawsuit in the Law Division of Superior Court of New Jersey located in Middlesex County, naming as defendants the Company and two employees who had previously been employed by Maxim or its predecessor, StaffBuilders, Inc. The complaint alleged defamation, unfair competition, and tortuous interference with contractual relations and prospective economic advantage, claiming that the clients. The Company and the defendant employees filed an answer denying the claims and all of the material allegations of the complaint, and asked for dismissal of the case as meritless. Thus far, the court has dismissed the defamation claims. Both the Company and Maxim have made motions for summary judgment which are scheduled for argument on March 14, 2003, when the Company will ask for dismissal of all the remaining claims and Maxim will ask for injunctive relief and an award of at least $120,000 in damages. If the court denies summary judgment the case will be tried at a future date.

     We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial position.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Our annual meeting of shareholders was held on December 11, 2002. The meeting approved all of the proposals presented to the meeting.

     The following persons were elected directors of the Company until the next annual meeting or until their successors are elected and qualify:

                                          VOTES
NAMES                FOR                  AGAINST            ABSTAIN
------------------  ------------------------------------------------
Jerry Braun         2,170,994              15,400             23,850
------------------  ------------------------------------------------
Jacob Rosenberg     2,170,994              15,400             23,850
------------------  ------------------------------------------------
H. Gene Berger      2,170,994              15,400             23,850
------------------  ------------------------------------------------
Charles J. Pendola  2,170,994              15,400             23,850
------------------  ------------------------------------------------
Paul Stark          2,170,994              15,400             23,850
------------------  ------------------------------------------------
David C. Katz       2,170,994              15,400             23,850
------------------  ------------------------------------------------

     The resolution submitted to the shareholders to ratify, approve and confirm the adoption of the Stock for Stock Exchange Agreement dated October 11, 2001 and amended February 13, 2002, July 10, 2002, August 13, 2002 and October 25, 2002 between the Company and Bio Balance pursuant to which our wholly-owned Delaware subsidiary, NYHC Acquisition, Inc., merged with and into Bio Balance, was adopted by the following vote:

Common Stock - For the resolution    - 2,181,244; Against - 24,700;
Abstain - 4,300
Preferred Stock - For the resolution -   497,660; Against - 0     ;
Abstain - 0

     The resolution submitted to the shareholders to ratify, approve and confirm the amendment to our Certificate of Incorporation increasing by 50,000,000 shares the authorized number of shares of Common Stock from 50,000,000 to 100,000,000 was adopted by the following vote:

Common Stock - For the resolution    - 2,162,879; Against - 42,115;
Abstain - 5,250
Preferred Stock - For the resolution -   497,660; Against - 0     ;
Abstain - 0


     The resolution submitted to the shareholders to ratify, approve and confirm the amendment of our Certificate of Incorporation increasing by 3,000,000 shares the authorized number of shares of Preferred Stock from 2,000,000 to 5,000,000 was adopted by the following vote:

Common Stock - For the resolution    - 2,153,279; Against - 51,715;
Abstain - 5,250
Preferred Stock - For the resolution -   497,660; Against - 0     ;
Abstain - 0

     The resolution submitted to the shareholders to ratify, approve and confirm the amendment to our Certificate of Incorporation to effect a one for one and one-half (1:1.5) reverse stock split of the issued and outstanding shares of Common Stock was adopted by the following vote:

Common Stock - For the resolution    - 2,151,729; Against - 53,265;
Abstain - 5,250
Preferred Stock - For the resolution -   497,660; Against - 0     ;
Abstain - 0

     The resolution submitted to the shareholders to ratify, approve and confirm the amendment of our Stock Option Plan authorizing the reservation of an additional 3,230,000 shares of $.01 par value common stock, and thereby increasing the number of shares of common stock available for issuance of new options under the plan from a total of 91,000 shares to 3,321,000 shares, was adopted by the following vote:

Common Stock - For the resolution - 2,109,894; Against - 95,100; Abstain - 5,250

     The resolution submitted to the shareholders to ratify, approve and confirm the "change of control" provisions that were included in the new senior executive employment agreements which our Compensation Committee approved on November 12, 1999 was adopted by the following vote:

Common  Stock  -  For  the  resolution  - 2,115,144; Against - 73,900;
Abstain - 21,000

     The resolution submitted to the shareholders ratifying the selection WeiserLLP as our independent auditors for the fiscal year ending December 31, 2002 was adopted by the following vote:

Common  Stock  -  For  the  resolution  - 3,121,718; Against - 23,200;
Abstain - 16,600

                                     PART II

ITEM  5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market and is traded on the Boston Stock Exchange. The following table sets forth the range of the last price on NASDAQ for our Common Stock for the periods indicated. Quotations do not necessarily present actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2001     High    Low
--------------  -----  -----

First Quarter   2.938  0.594
Second Quarter   3.19   2.05
Third Quarter    5.25   2.70
Fourth Quarter   5.35   3.05


Fiscal 2002     High   Low
--------------  -----  -----

First Quarter    3.95   2.99
Second Quarter   3.90   3.25
Third Quarter    3.65   3.28
Fourth Quarter   3.68   3.17

     STOCK PERFORMANCE GRAPH

     The following table depicts the cumulative total return on New York Health Care's common stock compared to the cumulative total return for the Nasdaq Composite-US Index and the Nasdaq Health Index. The table assumes the investment of $100 on December 24, 1996, when the New York Health Care common stock was first traded in a public market.


                               [GRAPHIC OMITED]


                       Base Price
                        December   December  December  December  December  December  December
                        24, 1996   31, 1997  31, 1998  31, 1999  31, 2000  31, 2001  31, 2002
                       ----------  --------  --------  --------  --------  --------  --------
New York Health Care       100.00     62.50     25.00     43.75      7.00     84.00     80.25
Nasdaq Health Index        100.00    105.45     89.39     72.87     99.91    106.71     92.44
Nasdaq Composite - US      100.00    125.64    198.56    327.87    197.27    157.06    107.70



     The comparisons in the table and in the graph above are required by the rules of the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of New York Health Care common stock.

HOLDERS

     At February 28, 2003, we had 294 holders of record and more than 619 beneficial holders of our Common Stock. On February 28, 2003, the last sale price of the shares of Common Stock as reported by Nasdaq was $3.60 per share.

DIVIDENDS

     The Company has not paid any cash dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on the shares of Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table gives information about the Company's common stock that may be issued upon exercise of (1) options granted pursuant to the option plan and (2) options or warrants granted pursuant to equity compensation plans not approved by security holders as of December 31, 2002.

                                                                  NUMBER OF SECURITIES
                     NUMBER OF SECURITIES   WEIGHTED-AVERAGE    REMAINING AVAILABLE FOR
                      TO BE ISSUED UPON    EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                         EXERCISE OF          OUTSTANDING      EQUITY COMPENSATION PLANS
                     OUTSTANDING OPTIONS,  OPTIONS, WARRANTS     (EXCLUDING SECURITIES
PLAN CATEGORY        WARRANTS AND RIGHTS       AND RIGHTS       REFLECTED IN COLUMN (a))
-------------------  --------------------  ------------------  --------------------------
Equity compensation            1,036,833              $  1.41                   1,036,833
plans approved by
security holders

Equity compensation
plans not approved
by security holders
     Total                     1,036,833              $  1.41                   1,036,833


ITEM  6:     SELECTED  FINANCIAL  DATA

              NEW YORK HEALTH CARE HISTORICAL FINANCIAL INFORMATION


                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                         2002        2001         2000         1999          1998
                                      ----------  -----------  -----------  ------------  -----------
Total revenues                        38,880,477  $34,320,710  $29,383,547  $23,772,346   $20,223,674
Net income (loss)                        378,368      352,886  (1,195,481)    (236,439)       341,152
Basic earnings (loss) per share             0.15         0.14       (0.49)       (0.10)          0.14
Diluted earnings (loss) per share           0.10         0.10       (0.49)       (0.10)          0.13
Current assets                         9,379,751    6,700,825    6,811,437    6,860,679     6,433,380
Total assets                          11,136,437    8,443,601    8,699,903   10,333,152     9,988,447
Current liabilities                    6,529,715    4,209,565    4,823,884    5,100,670     4,097,179
Long-term liabilities, net of
  current portion                             0        18,281       34,081      195,063       678,038
Shareholders' equity                   4,606,722    4,215,755    3,841,938    5,037,419     5,213,230
Book value per share                        1.86         1.72         1.57         2.05          2.09
Dividends per share                            -            -            -            -             -

Shares used in computing earnings
(loss) per common share:
     Basic                             2,471,381    2,454,179    2,445,820    2,456,457     2,493,242
     Diluted                           3,624,107    3,549,303    2,445,820    2,456,457     2,622,119


The above statement gives retroactive effect of a 1 for 1.5 reverse stock split that was effectuated on January 2, 2003

ITEM 7:     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenues in 2002 increased to $38,880,000 from $34,321,000 in 2001 and $29,384,000 in 2000. Growth rates were 13% and 17% in 2002 and 2001, respectively.  The  increase  for  both years is the result of the New York City
(HRA) contract's increased caseload, offset by a new reimbursement methodology which limits the current and future revenue and profitability of this contract, and an increase in our New Jersey caseload.

     Cost of professional care of patients in 2002 increased to $30,228,000 from $25,711,000 in 2001 and $21,698,000 in 2000, an increase of 18% for both 2002 and 2001. The increased costs were caused primarily by hiring additional home health care personnel to service the increased caseload of the HRA contract. The cost of professional care of patients expressed as a percentage of revenues increased to 77.7% in 2002 from 74.9% in 2001 and 73.8% in 2000. The increase resulted primarily from a change in the reimbursement methodology of the city contract. New guidelines changed the reimbursement rate for SG&A from an hourly amount to a fixed amount per client. Our cost of professional care fees remains unchanged as we continue to pay on an hourly basis.

     Selling, general and administrative expenses in 2002 increased to $7,867,000 from $7,198,000 in 2001 and $6,478,000 in 2000. While part of the increase in 2002 as compared to 2001 is attributable to the acquisition of Bio Balance, the remaining increased cost, as well as the increase in 2001 compared to 2000, are steady increases in these types of expenses proportionate with the increase in revenue. Selling, general and administrative expenses as a percentage of revenue were 20%, 21% and 22% for the years 2002, 2001 and 2000 respectively.

     Interest expense was approximately $8,000 for the year 2002, as compared to $130,000 and $322,000 for the years 2001 and 2000, respectively. The significant decrease has resulted primarily as a result of decreased borrowing. The company has cash on hand and is not currently using its line of credit, as a result of improved collection efforts and an increase in our HRA contract. However, there can be no assurance that this will continue.

     The provision for federal, state and local taxes were $178,000 and $150,000 for the years ended 2002 and 2001, respectively, and were provided at the effective tax rates expected to be applicable for the respective year. The income tax benefit of $35,000 for the year 2000 is attributable to the impairment of intangible assets.

     In view of the foregoing, net income for the year 2002 amounted to approximately $378,000, as compared to approximately $353,000 in net income for the year 2001 and an approximate net loss of $1,195,000 for the year 2000. While income for 2002 and 2001 was a result of increased sales, the loss for 2000 was attributable to the write-off of $1,487,000 for the impairment of intangible assets. The $378,000 in net income for the year 2002 would have been approximately $327,000 had the Company not initiated SFAS 142, which became effective for the Company January 1, 2002 and requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The Company has performed its impairment test during the second quarter ended June 30, 2002 and believes that the fair value of the reporting units exceeds the carrying value as of January 1, 2002, and that goodwill has not been impaired. If not for the one time write-off in the year 2000 of approximately $1,487,000 of intangible assets, the Company would have had net income of approximately $292,000 for the year 2000.

     The impairment of intangible assets was due to a decrease in revenue and projected reductions in revenue from the operations of certain offices located in New Jersey. The Company evaluated the ongoing value of its intangible assets associated with those acquisitions (which were made by the Company from December 1997 through February 1999) and based on those evaluations, at June 30, 2000, the Company had determined that intangible assets with a carrying amount of $1,688,000 were impaired. Accordingly, such amount was reduced by $1,487,000 to their estimated fair value by a charge to operations. The goodwill write-off represented a per-share net loss of $.41 both on a basic and diluted basis. Estimated fair value was based on the value associated with current purchases of similar companies in the home health care industry. There was no write-down for the impairment of intangible assets necessary for the years 2002 and 2001.

     Cash and due from lending institution at December 31, 2002 increased approximately $2,694,000 from December 31, 2001. The increase is the result of a more aggressive collection effort and a rate increase in our New York City contract. During the same period of time the amount due to HRA increased by approximately $1,363,000. The increase resulted from a change in the reimbursement methodology of the City contract. New guidelines set a fixed rate for SG&A per client. While we continue to be reimbursed at the full contract rate, any amounts over these limits must be paid back to the city.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's liquidity and capital resources are generated through internally generated funds, cash on hand and amount available under its line of credit.

     On November 27, 2002, the Company and its wholly-owned subsidiary, NYHC Newco Paxxon, Inc., entered into an agreement amending and extending the November 28, 2000 agreement with G.E. Capital/Heller Healthcare Finance, Inc., a Maryland corporation ("G.E.Capital/Heller Finance"), providing a $4,000,000 revolving credit loan to the Company. The credit line is secured by the Company's accounts receivable, contract rights, intellectual property rights, inventory and equipment. The credit facility may be used only for working capital and other costs arising in the ordinary course of business. The Company is permitted to maintain outstanding borrowings to the extent of a borrowing base of up to 85% of "qualified accounts receivable." Heller Finance has the right to reduce the borrowing base by applying a liquidity factor percentage based upon a recent collection history formula. Currently the application of that formula results in 97% of qualified accounts being part of the borrowing base. The Heller Finance revolving credit line is for a term of two years and bears interest at the prime rate charged by CitiBank, N.A. plus 1.5% and provides for monthly payments of interest on the outstanding balance on the basis of the actual number of days elapsed over a year of 360 days. As of December 31, 2002 the amount available to borrow based on the formula was $3,794,000. The only restrictive covenant is that the Company has a net worth greater then $500,000. The Company utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

     Cash provided by operations for the year 2002 was $2,863,000, as compared to $2,976,000 for the year 2001 and $1,194,000 for the year 2000. While the change in the cash position from 2002 to 2001 is insignificant, the change from 2001 to 2000 is attributable in large part to the increase in net income, a decrease in accounts receivable, an increase in accounts payable, an increase in the due to HRA, and an increase in income taxes payable offset by a decrease in the impairment of good will and a decrease in accrued payroll.

     Net cash used in investing activities increased in 2002 by $167,000, as compared to 2001 due to the acquisition of fixed assets and the purchase of intangible assets in connection with an acquisition of a new office facility in New Jersey. Net cash used in investing activities in 2001, when compared to 2000, decreased by $18,000 due to a decrease in the purchase of fixed assets. Net cash used in financing activities in 2002 decreased by $1,814,000, when compared to 2001, primarily because of the reduction in repayment of our line of credit and long-term debt. Net cash increased when comparing 2001 to 2000 primarily because of repayment of our line of credit and reduction of long term debt.

     As of December 31, 2002, approximately $5,376,000 of the Company's total assets consisted of account receivable from clients who are reimbursed by third-party payers, compared to $5,503,000 and $6,621,000 as of December 31, 2001 and 2000, respectively. These account receivable numbers expressed as a percentage of total assets are 48%, 65% and 76% for the years 2002, 2001 and 2000, respectively. The steady decrease is the direct result of a more aggressive collection effort and an increase in our HRA business, which has more favorable payment terms.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the year ended December 31, 2002 the Company's DSO was 54 compared to 61 and 84 for the years ended December 31, 2001 and 2000, respectively. The improvement in DSO is the net effect of combining the New Jersey DSO and the Home Attendant program DSO which have more favorable payment terms with our New York's DSO.

     As a result of the change in control resulting from the Bio Balance Merger, the Company expects to record a liability of $1,900,000 comprised of payments due to senior executives of the Company under the "change in control" provisions of their employment agreements. The payments are due on demand. The Company expects to make the payments out of funds available from operations or from the Company's line of credit. As of the date of this report, no demand has been made for the payments.

CRITICAL  ACCOUNTING  POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for possible losses, asset impairments, income taxes, commitments and contingencies and third party payor liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies set forth in the consolidated financial statements are those policies that are most important to the presentation of its financial statements and such policies may require subjective and complex judgments on the part of management.

BIO  BALANCE  MERGER

     On January 2, 2003, the Company completed the acquisition of Bio Balance pursuant to the Merger of a wholly-owned subsidiary with and into Bio Balance. As a result of the Merger, future operating results and financial position of the Company will be materially impacted by Bio Balance.

     Results of Operations - Bio Balance was incorporated in 2001 and is a specialty Pharma/Medical Food Company devoted to the discovery, manufacturing and marketing of probiotic agents for therapy of gastrointestinal diseases and disorders in animals and humans, including IBS and chronic diarrhea. From its inception, Bio Balance has been a development stage company. It has had no revenues since inception and does not foresee any revenues form sales of its products in the foreseeable future. Bio Balance's efforts since inception have been focused on acquiring its technology, raising capital, building its management and medical advisory teams and consummating its merger with New York Health Care.

     In July 2001, Bio Balance acquired all the assets it uses in its business from unaffiliated parties engaged in the research, development, marketing and sales of probiotic bacteria and other technology for cash consideration of $510,000 and an aggregate of 990,000 shares.

     From inception to March 1, 2003, Bio Balance obtained gross proceeds of approximately $6.8 million from private placements of its common stock.

     For the period May 21,2001 (inception) through December 31, 2001 and for the year ended December 31, 2002, Bio Balance sustained net losses of $452,000 and $1,400,000, respectively. These losses are attributable to the lack of revenues and the costs incurred in organizing Bio Balance and undertaking preliminary activities for the commencing of operations. Bio Balance anticipates that it will continue to lose money during 2003.

     Plan of Operation - Bio Balance intends to comply with applicable requirements for the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food. Medical foods are not subject to the FDA regulatory criteria and market clearance standards applicable to "drugs". Instead, medical foods are foods for special dietary use. As such, medical foods may be marketed following a self-determination that the ingredients in the product are lawful for the intended use (either approved food additives or "generally recognized as safe" (GRAS)). Bio Balance commenced the GRAS determination process in the spring of 2002 and presently expects completion of that process in 2003. Following completion of GRAS and medical food determination, and assuming GRAS and medical food status is determined by expert panels convened by Bio Balance, Bio Balance intends to conduct at least two clinical trials to obtain statistically significant data to support marketing efforts before commencing marketing of PROBACTRIX(TM) in the United States. Being designated a medical food allows Bio Balance to make substantiated claims relating to satisfying the distinctive requirements of specific gastrointestinal diseases and disorders, claims more akin to those typically made for ethical pharmaceuticals, while being marketed to physicians and direct marketed or sold through retail channels to patients who are under medical supervision and have been directed to purchase the product.

     Bio Balance also plans on introducing a version of its product as a pharmaceutical drug and thereafter market the product in the United States. FDA approval of the product as a pharmaceutical drug is a time consuming and costly process. Bio Balance has not as yet commenced the FDA approval process and has no current time table to begin that process.

     Bio Balance's marketing and sales decisions and strategies will be dictated primarily by the actions and reactions to its regulatory pathway. Bio Balance will not make sales and marketing decisions until it has satisfied the applicable requirement for medical foods and completed clinical trials which provide statistically significant data to support the efficacy of its first product, PROBACTRIX(TM). Bio Balance's marketing strategy will include one or more of the following approaches:

     Bio Balance currently has no sales, marketing or distribution capabilities. In order to commercialize any of its product candidates, it must either initially develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Bio Balance intends to sell, market and distribute some products directly and rely on relationships with third parties to sell, market and distribute other products. To market any of its products directly, Bio Balance must develop a marketing and sales force with technical expertise and with supporting distribution capabilities.

     Bio Balance may elect to market and sell its product by developing its sales force to call upon doctors specializing in the field of gastroenterology. This will entail the development of a direct sales force in the U.S. and Canada. Bio Balance believes that a relatively small sales force of fewer than 100 sales representatives could be used for these products, because prescribing decisions will be made principally by one group of physicians, gastroenterologists. If Bio Balance elects to direct market its products, it will begin hiring a sales force as the regulatory pathway to market becomes more visible. However, there can be no assurance that Bio Balance will develop a sales force with the necessary technical expertise and distribution capabilities.

     Alternatively, Bio Balance may elect to enter into a licensing arrangement or partnership with a company that already specializes in the sale of medical foods and or prescription drugs directed to gastroenterologists. Bio Balance is evaluating opportunities to partner with other companies to develop and commercialize its product. It may also explore an outright sale to a larger well-established pharmaceutical company. There can be no assurance that it will be successful in entering into any partnership, licensing or sale arrangements.

     Even if Bio Balance decides to market and sell its product in the United States, it may decide to license foreign product rights to other pharmaceutical companies to commercialize the product abroad. In the United States, Bio Balance does not intend to enter into co-promotion arrangements or out-license its product candidates until its product candidates are in the later stages of development, but it may promote its product candidates through marketing relationships with one or more companies that have established distribution systems and direct sales forces. In international markets, it intends to initially seek strategic relationships to market, seek and distribute its product candidates, but may eventually become involved in direct sales and marketing activities in other parts of the world. There can be no assurance that Bio Balance will be successful in establishing any marketing relationships.

     Bio Balance intends to pursue continued development of candidate probiotics. Using proprietary technology, Bio Balance hopes to make various probiotic agents more effective in various clinical GI tract disorders. It is Bio Balance's intention to maintain a pipeline of new products by adding a research and development program, employees and consultants. Bio Balance's development programs will focus on unmet medical needs in the gastrointestinal area that Bio Balance believes provide substantial commercial opportunity with relatively limited competition. As described above, Bio Balance's first product is PROBACTRIX(TM), and Bio Balance intends to develop additional products and line extensions and also to pursue in-licensing opportunities to add breadth and depth to its research and development. Bio Balance is presently evaluating new formulations and clinical uses for its product. There can be no assurance that Bio Balance will be successful in developing any other probiotics product or even in establishing a research and development program.

      Bio Balance will take a product-focused approach towards drug development. The key elements of its business strategy will be as follows:

     -- Develop a probiotic for therapy of Inflammatory Bowel Disease. The existing probiotic approach to IBD leaves room for innovation, improvement and application IBD's. This product candidate is focused on improving the balance of flora within the digestive tract to promote gastrointestinal health and the removal of unfriendly bacteria, by presenting more of the GI tract to viable probiotic bacteria.

     -- Leverage experienced scientific and drug development expertise to develop other probiotic agents. Bio Balance intends to establish relationships with experienced developers of probiotic agents to further development of additional probiotic agents. Dr. Nelli Kelner-Padalka, a member of Bio Balance's Medical Advisory Board with substantial experience in the use of probiotics in the GI tract and a developer of Bio Balance, has previously developed six other probiotic substances and was decorated in the former USSR with the Inventor of the USSR state prize of Kirghizstan. In addition to having access to Dr. Kelner's expertise, Bio Balance is involved in discussions with universities in Israel and other individuals with experience in probiotic development with a view to entering into agreements to perform probiotic research and development activities. To date, other than Dr. Kelner's service on Bio Balance's Medical Advisory Board, no agreements have been entered into with any Universities or individuals to perform probiotics research and development.

     -- Optimize clinical and regulatory strategies to shorten time to market. Bio Balance believes that by initially focusing on acute treatments, it can achieve an abbreviated development time, and faster time to market, which it hopes will benefit patients with irritable bowel syndrome and disease. Notwithstanding its objective of getting PROBACTRIX(TM) approved as a medical food, Bio Balance intends to, although it cannot assure that it will be able to, perform clinical trials to rapidly assess effectiveness for well-defined endpoints in the treatment of irritable bowel syndromes, chronic diarrhea and infectious disorders of the GI tract.

     -- Retain significant marketing rights to Bio Balance product candidates. Bio Balance's goal is to retain marketing rights to its product candidates for as long as it is commercially advantageous. By completing as much of the pre-clinical and clinical development work by itself as is feasible, Bio Balance hopes to be able to negotiate more favorable terms for any such marketing arrangements.

     Liquidity and Capital Resources - During 2001 and 2002, respectively, Bio Balance raised a total of gross proceeds of $1,956,000 and $3,861,000 from a series of private placements. In January 2003, in conjunction with the consummation of the Merger, Bio raised an additional $1,072,000 of gross proceeds from the sale of common stock. As of December 31, 2002, Bio Balance had cash on hand of approximately $2,725,000, all of which was available to fund operations. Bio Balance estimates that its capital requirements in 2003 will be approximately $3,300,000. This budget assumes that Bio Balance will continue along the Medical Food Approval track with the FDA and will not seek approval for any of its products as an ethical drug. If such approval is required, Bio Balance's capital requirements would be much greater, and there can be no assurance that such additional capital would be available to it or, if available, on acceptable terms.

POTENTIAL  REGULATORY  CHANGES

     There has been recent news reports concerning federal budget negotiations regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the Company's referral sources are and they may be negatively impacted by this legislation which was adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the Company's operations; there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources.

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

     The Company's recent acquisition of Bio Balance is a new direction in an effort to make a difference in the health care industry. Bio Balance is a development stage company which has engaged in the research, development and limited marketing in Israel of a "probiotic technology" product for the treatment of gastrointestinal disorders in humans and farm animals, including Irritable Bowel Syndrome ("IBS") and chronic diarrhea, which is reported to effect up to 40 million Americans and over 10% of the population of Western countries. Pharmaceutical companies have published data suggesting that an effective treatment for IBS could have sales that exceed one billion dollars per year. The Company's strategy for the acquisition is to pursue the development and marketing of products utilizing this technology in an effort to significantly improve the Company's economic growth, as well as to participate in the development of what appears to be a promising treatment for these debilitating disorders that effect so many Americans.

ITEM 7A:  QUANTATIVE,  QUALITATIVE  OF  MARKET  RISK

     Not applicable.

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements of the Company, together with the independent accountants report thereon of Weiser LLP, appears herein. See Index to Financial Statements appearing on page 77.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The executive officers and directors of the Company are as follows:

Name                  Age                     Position
--------------------  ---  -----------------------------------------------
Jerry Braun            45  President, Chief Executive Officer and Director

Jacob Rosenberg        45  Vice President, Chief Operating Officer,
                           Chief Financial and Accounting Officer,
                           Secretary and Director

H. Gene Berger         62  Director

Charles J. Pendola     57  Director

Paul Stark             40  Director

David C. Katz          61  Director

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

     Charles J. Pendola has been a director of the Company since February 1998. Since June 2002, Mr. Pendola has been the Executive Vice President of Multiplan, Inc., the largest preferred provider organization in the United States. From March 2000 to June 2002, Mr. Pendola has been the President of DLJ Managed Plans Corporation, a division of an investment banking firm; he is also Senior Vice President of Black Mountain Management, a management consulting firm. Mr. Pendola has been an independent management consultant to various organizations in the health care industry since April 1997. From August 1996 to March 1997

Mr. Pendola was the president and chief executive officer of First Medical Corporation, an international health care management firm providing services to health care networks, managed care organizations and independent health providers in the United States and Europe. From April 1989 to June 1996, Mr. Pendola was the president and chief executive officer of Preferred Health Network, a not-for-profit corporation that managed a diversified group of health care providers and health related organizations including five acute care hospitals and 20 ambulatory care centers. Mr. Pendola is a certified public accountant.

     Paul Stark has served as a Director of the Company since the Merger between the Company and Bio Balance in January 2003. Mr. Stark has served as President of Bio Balance since October 2001 and as a Director of Bio Balance since inception. Mr. Stark previously served as Vice President of Bio Balance from September 2001 to October 2001 and as Secretary of Bio Balance from inception to October 2001. Previously, Mr. Stark was the managing partner of Waterview Partners, New York, NY, a company providing strategic advice to public and private companies. Before joining Waterview Partners, Mr. Stark was a vice president of Regency Investment Partners, New York, NY, money managers. In April 1997, Mr. Stark joined KSH Investment Group, New York, NY, a broker-dealer, as a vice president of investments. Mr. Stark also served as a vice-president of Joseph Stevens & Company, Inc., the placement agent of the Bio Balance private placement of its common stock, from February, 1996 through March, 1997. Mr. Stark is a graduate of Touro College (B.A. 1982).

     David C. Katz has served as a Director of the Company since the Merger between the Company and Bio Balance in January 2003. Mr. Katz has been employed by Petrecycle Pty., Ltd. (an Australian corporation), a company in the recycling business, in technology sales since 1999. From 1998 to 1999 he was self-employed as a consultant, and from 1989 to 1998 was the President and Chief Operating Officer of Pure Tec Corp., a consumer products company. Mr. Katz has served as a director of United Rentals North America, Inc., a public company, since July 2001. Mr. Katz is a graduate of the Georgia Institute of Technology (B.A.E. 1963, M.S.I.E. 1965, Industrial Engineering).

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

KEY EMPLOYEES - BIO BALANCE

     Dr. Robert Hoerr, MD, Ph.D. has served as Director of Medical and Regulatory Affairs of Bio Balance since February 2003. Dr. Hoerr is responsible for oversight of medical and regulatory affairs of Bio Balance, including the GRAS and medical food determination processes. Prior to joining Bio Balance, Dr. Hoerr was the co-founder and served, from inception in January 2002, as President and Chief Executive Officer of Nanomedica, Inc., a privately held company engaged in drug formulation and gene delivery applications. From 1993 to January 2002, Dr. Hoerr served in a variety of executive positions with GalaGen, Inc., a biopharmaceutical and nutraceutical company, rising from Vice President, Medical and Regulatory Affairs to President, Chief Operating Officer, Chief Technology Officer and, ultimately, Chief Executive Officer and Chairman. Dr. Hoerr received his M.D. from Indiana University and a Ph.D. in Nutritional Biochemistry and Metabolism from Massachusetts Institute of Technology.

     Dr. Eileen Bostwick, Ph.D. has served as Director of Research and Development of Bio Balance since February 2003. Dr. Bostwick is responsible for all product research and development activities of Bio Balance as well as development and implementation of manufacturing standards and procedures. Prior to joining Bio Balance, from 1992 to February 2002, Dr. Bostwick was employed by GalaGen, Inc., a biopharmaceutical and nutraceutical company, where she held a variety of regulatory, clinical and research project management positions. Dr. Bostwick holds a Ph.D. in Animal Physiology from the University of Minnesota.

COMMITTEES AND ATTENDANCE OF THE BOARD OF DIRECTORS

     In order to facilitate the various functions of the Board of Directors, the Board has created a standing Audit Committee and a standing Compensation
Committee. The Board of Directors has no standing nominating committee or any committee performing the functions of such committee.

     The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independent auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers of the Company; to recommend to the full Board of Directors the engagement or discharge of the Company's independent auditors; and to review with the independent auditors the plans and results of the auditing engagement. The members of the Audit Committee are Mr. Pendola, and Mr. Berger. Based on management's assessment and the standards established by Nasdaq, the Company believes that each of the members of the Audit Committee is an "independent" director and satisfies the definition of a "financial expert".

     The functions of the Company's Compensation Committee include reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such program which, in the view of the development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The members of the Compensation Committee are Mr. Pendola, Mr. Berger and Mr. Braun.

     During the year ended December 31, 2002, the Board of Directors held three formal meetings, the Audit Committee held 2 meetings and the Compensation Committee held 2 meetings. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors, plus (ii) the total number of meetings held by all committees of the Board of Directors on which the director served.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the

Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2002. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company believes that all of the filing requirements were satisfied on a timely basis in 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ended December 31, 2000, 2001 and 2002, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company whose total salary and bonuses for 2002, in all capacities in which they served, exceeded $100,000 (the "Named Officers").

                                         ANNUAL
                                     COMPENSATION                        LONG-TERM COMPENSATION
                               --------------------------             ----------------------------
NAME AND
PRINCIPAL                                                                AWARDS       SECURITIES    PAYOUTS
POSITION (1)                                            OTHER ANNUAL   RESTRICTED     UNDERLYING      LTIP      ALL OTHER
                                   SALARY     BONUS     COMPENSATION      STOCK                     PAYOUTS    COMPENSATION
                            YEAR     ($)       ($)          ($)        AWARDS ($)    OPTIONS/SARS     (#)          ($)
                            ------------------------------------------------------------------------------------------------
Jerry Braun (1)             2000  $ 251,290  $      0  $   38,893 (1)               515,833 Shares
  President and Chief       2001  $ 256,710  $      0  $   45,111 (1)                                         $   50,000 (3)
  Executive Officer         2002  $ 325,200  $ 30,000  $   48,395 (1)                                         $  375,000 (4)
----------------------------------------------------------------------------------------------------------------------------
Jacob Rosenberg (2)         2000  $ 210,149  $      0  $   34,839 (2)               453,333 Shares
  Chief Operating Officer   2001  $ 213,252  $      0  $   45,145 (2)                                         $   50,000 (3)
  and Chief Financial       2002  $ 242,815  $ 26,000  $   50,582 (2)                                         $  375,000 (4)
  Officer
----------------------------------------------------------------------------------------------------------------------------

(1) Includes $25,720, $22,769 and $18,343 of medical insurance premiums paid on behalf of such individual for each of the years ended 2002, 2001 and 2000 respectively, $12,675, $17,342 and $15,550 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 2002, 2001 and 2000 and $10,000 in expense allowance for year ended 2002 and $5,000 for each of the fiscal years ended 2001 and 2000.
(2) Includes $25,720, $22,769 and $18,343 of medical insurance premiums paid on behalf of such individual for each of the years ended 2002, 2001 and 2000 respectively, $14,862, $17,376 and $11,496 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the years ended 2002, 2001 and 2000 and $10,000 for year ended 2002 and $5,000 in expense allowance for each of the fiscal years ended 2001 and 2000.
(3) This compensation was accrued in 2000 and paid in 2001. This compensation is in addition to the 10% pre-tax bonus.
(4) This compensation was accrued in fiscal years 2001 and 2002 and paid in 2002. This compensation is in addition to the 10% pre-tax bonus.

COMPENSATION  OF  DIRECTORS

     Each non-employee director of the Company is paid a fee of $1,000 per month, plus $1,000 for each Board meeting attended and $500 for each committee meeting attended. The Company also reimburses each director for all expenses of attending such meetings.

     No additional compensation of any nature is paid to employee directors.

OPTION/SAR GRANTS IN 2002

     No options were granted to Named Officers during 2002.

STOCK OPTION EXERCISES AND YEAR END VALUES

                                                     Number of
                                                    Securities         Value of
                                                    Underlying       Unexercised
                                                    Unexercised      In-the-Money
                                                  Options/SARs at  Options/SARs at
                                                  Fiscal Year-End  Fiscal Year-End
                 Shares Acquired                   Exercisable/      Exercisable/
Name               on Exercise    Value Realized   Unexercisable    Unexercisable
---------------  ---------------  --------------  ---------------  ----------------
Jerry Braun                                       62,500/0 Shares  $         20,000
                                                  36,666/0 Shares  $         87,355
                                                  36,666/0 Shares  $         78,280
                                                  23,333/0 Shares  $         79,635
                                                  23,333/0 Shares  $         76,415
                                                  33,333/0 Shares  $        126,290
                                                  33,333/0 Shares  $        123,165
                                                  66,666/0 Shares  $        271,330
                                                  66,666/0 Shares  $        266,330
                                                  66,666/0 Shares  $        261,930
                                                  66,666/0 Shares  $        256,330


Jacob Rosenberg                                   36,666/0 Shares  $         87,355
                                                  36,666/0 Shares  $         78,280
                                                  23,333/0 Shares  $         79,635
                                                  23,333/0 Shares  $         76,415
                                                  33,333/0 Shares  $        126,290
                                                  33,333/0 Shares  $        123,165
                                                  66,666/0 Shares  $        271,330
                                                  66,666/0 Shares  $        266,330
                                                  66,666/0 Shares  $        261,930
                                                  66,666/0 Shares  $        256,330

     Other than the stock options described in the tables above, the Company has not issued any options to officers and directors under the Option Plan, or otherwise, except common stock purchase warrants issued to two outside directors during 2000 and 2001. The Company does not have any other existing stock option or other deferred compensation plans, but may adopt such plans in the future.

EMPLOYMENT AGREEMENTS; CHANGE IN CONTROL ARRANGEMENTS

     On November 10, 1999, the Company entered into employment agreements with Jerry Braun and Jacob Rosenberg which were extended and modified by amendments to the employment agreements dated January 28, 2003 and expire December 26, 2009.

     Mr. Braun's amended agreement provides for his service as President and Chief Executive Officer in consideration of (i) initial annual base compensation of $232,925; (ii) reimbursement of authorized business expenses incurred in connection with the conduct of the Company's business; (iii) participation in the Company's Bonus Plan, 401 (k) Plan and Stock Option Plan; (iv) an automobile reimbursement allowance of $750 per month toward automobile leasing costs and payment of reimbursement of automobile insurance and maintenance costs; (v) an expense allowance of $10,000 per year towards the cost of insurance and other items which has been in effect since January 2002; (vi) 48 days of compensated absences per year; and (vii) an annual increases in salary of 10% for each year.

     Mr. Rosenberg's agreement has the same general terms and conditions as Mr. Braun's, except that he serves as Vice President, Secretary and Chief Operating Officer, and the initial annual base compensation is $186,340.

     In the event of termination of the executive's service as a member of the Board of Directors of the Company for any reason other than death, the executive and the Company will enter into a consulting agreement (the form of which was filed as an exhibit to the Company's Form S-4 Registration Statement effective November 1, 2002), commencing on the date of termination, whereby the executive will provide consulting services to the Company on an as-needed basis for a period of not less than five (5) years. As compensation for those services, the executive will be granted an option for ten (10) years to acquire 500,000 shares of the Company's common stock at a price per share equal to the closing price of the Company's common stock on the date of termination. The shares of common stock underlying the option will be registered by the Company for sale in public markets no later than ninety (90) days after termination.

     These executive employment agreements also provide additional benefits in the event there is a "change of control" of the Company, which is generally defined as a merger or consolidation of the Company with another corporation, or the sale of all or substantially all of its assets, or the acquisition of either a majority of the Company's assets or its voting equity stock, or the power to designate a majority of the Company's Board of Directors by persons other than the present shareholders of the Company. In the event of such a "change of control," the executives' unexercised stock options will become immediately vested and exercisable in full, they will each receive a lump-sum payment equal to 2.99 times the average of their annual base salary and bonus for the previous five years and the Company will pay the cost to either maintain the lease or transfer the ownership of the automobile for which the Company has paid the leasing costs for the executive. The Company has also agreed that, to the extent any payments received by an executive from the Company subjects the executive to an excise tax under Section 499 of the Internal Revenue Code, the Company will make an additional payment to the executive so that net after-tax compensation is not reduced by the excise tax. All "change of control" compensation is limited, to the extent it may qualify as a "parachute payment" under Section 280G of the Internal Revenue Code, to the maximum amount that may be paid to that executive without any part of that compensation being deemed to be an "excess parachute payment." That maximum amount is generally determined by multiplying the average of the executive's annual base salary and bonus for the previous five years by a factor of three.

     Mr. Braun and Mr. Rosenberg also participate, together with all employees of the Company, in a bonus plan pursuant to which 10% of the Company's annual pre-tax net income is contributed to the bonus pool which is distributed to such persons and in such amounts as decided upon by the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 14, 2003 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:

                                      Shares        Percentage
     Name and Address of           Beneficially      of Stock
     Beneficial Owner                Owned(l)     Outstanding(l)
     ----------------------------  -------------  --------------
     Jerry Braun (2)                   1,163,759            .74%
     929 East 28th Street
     Brooklyn, NY  11210

     Jacob Rosenberg (3)                 727,130           2.98%
     932 East 29th Street
     Brooklyn, NY  11210

     H. Gene Berger (4)                   26,668              *
     11 Fenimore Drive
     Scotch Plains, NJ 07076

     Charles J. Pendola(5)                20,001              *
     18 Guild Court
     Plainview, NY 11803-3932

     Paul Stark (6)                       92,000              *
     175 Burton Lane
     Lawrence, NY 11559

     David C. Katz (7)                    24,000              *
     54 Tarn Road
     Morris Plains, NJ 07950

     Pinchas Stefansky (8)             2,024,000            .47%
     Hershey Holdings
     Leon House
     Secretary's Lane
     P.O. Box 450, Gibraltar


     Douglas Andrew Ryan (9)           1,800,000           7.53%
     Birizma Associates
     c/o Tallhurst Ltd.
     P.O. Box 795, Gibraltar

     Bernard Korolnick (10)            2,036,709           8.52%
     KPT Partners
     c/o Alton Management
     Splelhof 14A, Postach 536
     8750 Glarus, Switzerland

     Rivvi Rose (11)                   2,100,000            .79%
     Nekavim Investors
     1/1 Library Run
     P.O. Box 317, Gibraltar

     All officers and directors
     as a group (6 persons)(1)(2)
     (3)(4)(5)(6)(7)                   2,625,289            .17%

     ---------------------------
     *  Less than one percent (1%).

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

(2) Includes a total of 515,833 shares issuable upon the exercise of stock options granted to Mr. Braun and 147,594 Shares issuable upon the conversion of shares of Class A Convertible Preferred Stock.

(3) Includes a total of 453,333 shares issuable upon the exercise of stock options granted to Mr. Rosenberg and 73,797 Shares issuable upon the conversion of his shares of Class A Convertible Preferred Stock.

(4) Includes 26,668 shares issuable upon the exercise of common stock purchase warrants granted to Mr. Berger.

(5) Includes 20,001 shares issuable upon the exercise of a common stock purchase warrant granted to Mr. Pendola.


(6) Includes 100,000 shares issuable upon the exercise of a stock option granted to Mr. Stark, 33,000 shares owned of record by Mr. Stark's children, 40,000 shares owned of record by Waterview Partners, a New York partnership of which Mr. Stark is the President, and 19,000 shares owned of record by Gotham Asset Partners, a New York Partnership of which Mr. Stark is a 50% partner. Mr. Stark disclaims beneficial ownership of the 73,000 shares owned of record by his children and Waterview Partners, and the 9,500 shares owned of record by Gotham Asset Partners.

(7) Includes 21,000 shares owned of record by Mr. Katz's wife and 1,000 shares owned of record by his daughter.

(8) All shares are owned of record by Hershey Holdings, of which Mr. Stefansky holds sole voting and investment power.

(9) All shares are owned of record by Birizma Associates, of which Mr. Ryan holds sole voting and investment power.

(10) All shares are owned of record by KPT Partners, of which Mr. Korolnick holds sole voting and investment power.

(11) All shares are owned of record by Nekavim Investors, of which Ms. Rose holds sole voting and investment power.

Common  Stock

     The Company is authorized to issue up to 100,000,000 shares of Common Stock, $.01 par value each. The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors with the result that the holders of more than 50% of the shares of Common Stock can elect all of the directors. The holders of Common Stock are entitled to receive dividends when, and if declared by the Board of Directors out of funds legally available therefore. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock, as such, having no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. The Company currently has outstanding 23,918,974 shares of Common Stock.

Preferred  Stock

     The Board of Directors of the Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including the dividend rights, dividend rate, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidations preferences and the number of shares constituting any series or the designations of such series, without any further vote or action by the stockholders. It would be possible for the Board of Directors to issue shares of such preferred stock in a manner which would make acquisition of control of the Company, other than as approved by the Board, exceedingly difficult.

     The Company currently has outstanding 590,375 of its Class A Convertible Preferred Stock, each share of which is convertible into 2/3 of one share of its common stock.

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

Stock  Option  Plan

     In March 1996, the Company's Board of Directors and stockholders approved and adopted the New York Health Care, Inc. Performance Incentive Plan (the "Option Plan") providing for options to purchase up to 262,500 shares of Common Stock to key employees of the Company.

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

On December 18, 2000, the Company's shareholders further ratified an amendment to the Option Plan to provide for an additional 450,000 shares of the Corporation's $.01 par value common stock for issuance under the plan after January 1, 2001 so that the total number of shares which may be issued under the plan increased from 1,032,500 to 1,482,500 shares.

     On December 10, 2002, the Company's shareholders further ratified an amendment to the Option Plan to provide for an additional 3,230,000 shares of the Corporation's $.01 par value common stock for issuance under the plan so that the total number of shares which may be issued under the plan increased from 1,482,500 to 4,712,500 shares.

     To date, options have been granted under the plan for a total of 1,707,500 shares. The Option Plan is administered by a Compensation Committee appointed by the Board of Directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

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



ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     None.


ITEM 14.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Vice
President and Chief Operating Officer, Chief Financial and Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, and the Vice President and Chief Operating Officer, Chief Financial and Accounting Officer, have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the company's periodic SEC filings.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's President and Chief Executive Officer, and the Vice President and Chief Operating Officer, Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The  following  documents  are  filed  as  a  part  of  this  Report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page 77 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial  Statement  Schedules

          Schedule II - Valuation and Qualifying Accounts                   S-1

     (3)  Exhibits

Exhibit
 Number   Description of Exhibit
--------  ----------------------

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


4.2       Underwriter's Warrant Agreement and Form of Underwriter's Warrant.(1)
10.1      Purchase and Sale Agreement by and between the Company, National Medical
          Homecare, Inc., Jerry Braun and Sam Soroka dated March 18, 1988.(1)
10.2      Lease for 105 Stevens Avenue, White Plains, New York by and between the
          Company and Vincent Rippa as receiver dated October 30, 1992.(1)
10.3      Lease for 175 Fulton Avenue, Suite 30IA, Hempstead, New York by and between and the Company and Hempstead Associates Limited Partnership dated July 2,
          1993.(1)
10.4      Deed for 1667 Flatbush Avenue, Brooklyn, New York from Tiara Realty Co. to the Company dated April 22, 1994.(1)
10.5      Agreement between Jerry Braun, Jacob Rosenberg, Samson Soroka, Hirsch
          Chitrik, Sid Borenstein and the Company dated March 31, 1988.(1)
10.6      Lease for 49 South Main Street, Spring Valley, New York by and between the
          Company and Joffe Management dated November 1, 1994.(1)
10.7      Agreement for Provisions of Home Health Aide and Personal Care Worker
          Services by and between the Company and Kingsbridge Heights Health
          Facilities Long Term Home Health Care Program dated November 2,
          1994.(1)
10.8      State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in
          Rockland, Westchester and Bronx Counties dated May 8, 1995.(1)
10.9      State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in
          Dutchess, Orange, Putnam, Sullivan and Ulster Counties dated May 8,
          1995.(1)
10.10     State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in
          Nassau, Suffolk and Queens Counties dated May 8, 1995.(1)
10.11     State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in
          Orange and Rockland Counties dated July 1, 1995.(1)
10.12     Lease Renewal for 45 Grand Street, Newburgh, New York by and between the
          Company and Educational and Charitable Foundation of Eastern Orange
          County, Inc. dated July 12, 1995.(1)
10.13     Lease for 91-31 Queens Boulevard, Elmhurst, New York by and between the
          Company and Expressway Realty Company dated September 15, 1995.(1)
10.14     Settlement Agreement and General Release by and between the Company and
          Samson Soroka dated September 28, 1995.(1)
10.15     Personal Care Aide Agreement by and between the Company and Nassau County
          Department of Social Services dated October 18, 1995.(1)
10.16     Lease for 1667 Flatbush Avenue, Brooklyn, New York by and between the
          Company and 1667 Flatbush Avenue LLC dated November 1, 1995.(1)
10.17     State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in
          Bronx, Kings, New York, Queens and Richmond Counties dated
          December 29, 1995.(1)
10.18     Home Health Agency Agreement by and between the Company and the Center for Nursing and Rehabilitation dated January 1, 1996.(1)
10.19     Homemaker and Personal Care Agreements by and between the Company and the
          County of Rockland Department of Social Services dated January 1,
          1996.(1)
10.20     Home Health Aide/ Personal Care Worker Services Agreement by and between the Company and Beth Abraham Hospital dated January 12, 1996.(1)






10.50*++  Amended Performance Incentive Plan (Stock Option Plan) of the
          Company.
10.51*++  Amendment to Employment Agreement by and between the Company and
          Jerry Braun dated January 28, 2003.
10.52*++  Amendment to Employment Agreement by and between the Company and
          Jacob Rosenberg dated January 28, 2003.
23.1      Consent of Weiser LLP Independent Public Accountants.
99.1      Certification of Jerry Braun pursuant to the Sarbanes-Oxley Act of 2002.
99.2      Certification of Jacob Rosenberg pursuant to the Sarbanes-Oxley Act of 2002.

------------------------------
*    Filed  herewith.
++   Compensation  plan.
(1) Incorporated by reference to Exhibits filed as part of the Company's Registration Statement on Form SB-2 under S.E.C. File No. 333-08152, which was declared effective on December 20, 1996.
(2) Incorporated by reference to Exhibit filed as part of the Company's Form 8-K report with an event date of December 8, 1997.
(3) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K report with an event date of February 8, 1998.
(4) Incorporated by reference to Exhibits filed as part of the Company's Form 10-KSB report for the year ended December 31, 1997.
(5) Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB report for the quarter ended June 30, 1998.
(6) Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB Report for the quarter ended June 30, 1999.
(7) Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB Report for the quarter ended September 30, 1999.
(8) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K Report Filed December 8, 2000.
(9) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K Report Filed November 6, 2001.
(10) Incorporated by reference to Exhibits filed as part of the Company's Form S-4 preliminary registration statement filed March 27, 2002.
(11) Incorporated by reference to Exhibits filed as part of the Company's Form 8-K Report dated November 27, 2002.

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request, provided that the holder pays to the Company a fee compensating it for its reasonable expenses in furnishing the exhibits requested.

(b)  Reports  on  Form  8-K.

     On December 4, 2002, the Company filed a report on Form 8-K dated November 27, 2002 that discussed, under Item 5, amendment of certain of the terms and conditions of its line of credit.

                           NEW YORK HEALTH CARE, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


NEW YORK HEALTH CARE, INC.:

Consolidated Financial Statements:

     Independent Auditors' Report                                        F-1

     Consolidated Balance Sheets at December 31, 2002 and 2001           F-2

     Consolidated Statements of Operations for the Years Ended
          December 31, 2002, 2001 and 2000                               F-3

     Consolidated Statements of Shareholders' Equity for the Years
          Ended December 31, 2002, 2001 and 2000                         F-4

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2002, 2001 and 2000                               F-5

     Notes to Consolidated Financial Statements                       F-6 - F-27

Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts                     S-1

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
New York Health Care, Inc.

We have audited the accompanying consolidated balance sheets of New York Health Care, Inc. and Subsidiary (the "Corporation") as of December 31, 2002 and 2001, the related consolidated statements of operations, shareholders' equity and cash flows, and financial statement Schedule II (Valuation and Qualifying Accounts) for each of the three years in the period ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Health Care, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



                                   Weiser LLP
                                   Certified Public Accountants


New York, NY
February 7, 2003, except for the ninth paragraph of Note 11, which is as of March 7, 2003

                             NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                            A S S E T S


                                                                                December 31,
                                                                         -------------------------
                                                                             2002         2001
                                                                         ------------  -----------

Current assets:
  Cash and cash equivalents                                              $ 3,548,658   $1,007,444
  Due from lending institution                                               152,825
  Accounts receivable, net of allowance for uncollectible
   amounts of $294,000 and $290,000, respectively                          5,280,128    5,442,229
  Unbilled services                                                           95,517       60,828
  Prepaid expenses                                                           159,623       74,324
  Prepaid income taxes                                                        25,000            -
  Deferred tax asset                                                         118,000      116,000
                                                                         ------------  -----------
       Total current assets                                                9,379,751    6,700,825

Property and equipment, net                                                  224,897      292,059
Deferred tax assets                                                          124,000      117,000
Goodwill, net                                                              1,222,400    1,222,400
Intangibles, net                                                             132,143       55,466
Deposits                                                                      53,246       55,851
                                                                         ------------  -----------
       Total assets                                                      $11,136,437   $8,443,601
                                                                         ============  ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                                        $ 1,197,775   $1,209,406
  Line of credit                                                                   -      130,472
  Current portion of lease obligations payable                                18,281       16,654
  Accounts payable and accrued expenses                                    3,381,862    2,424,174
  Income taxes payable                                                             -      160,000
  Due to HRA                                                               1,931,797      268,859
                                                                         ------------  -----------
       Total current liabilities                                           6,529,715    4,209,565
                                                                         ------------  -----------

Lease obligations payable, less current portion                                    -       18,281
                                                                         ------------  -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock $.01 par value, 2,000,000 shares authorized;
    Class A Preferred, 590,375 shares authorized,
    issued and outstanding                                                     5,904        5,904
  Common stock, $.01 par value, 50,000,000 shares authorized;
    2,500,000 shares issued; 2,475,153 outstanding at December
    31, 2002 and 2,464,486 outstanding at December 31, 2001                   25,000       25,000
  Additional paid-in capital                                               4,745,631    4,750,140
  Deficit                                                                   (138,330)    (516,698)
                                                                         ------------  -----------
                                                                           4,638,205    4,264,346
        Less: Treasury stock (24,846 and 35,513 common shares at
        cost as of December 31, 2002 and December 31, 2001,
        respectively)                                                        (31,483)     (48,591)
                                                                         ------------  -----------
       Total shareholders' equity                                          4,606,722    4,215,755
                                                                         ------------  -----------
       Total liabilities and shareholders' equity                        $11,136,437   $8,443,601
                                                                         ============  ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

 THE ABOVE STATEMENTS GIVE RETROACTIVE EFFECT TO A 1 FOR 1.5 REVERSE STOCK SPLIT
                     THAT WAS EFFECTUATED ON JANUARY 2, 2003

                     NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For The Years Ended December 31,
                                          ----------------------------------------
                                              2002          2001          2000
                                          ------------  ------------  ------------
Net patient service revenue               $38,880,477   $34,320,710   $29,383,547
                                          ------------  ------------  ------------

Expenses:
  Professional care of patients            30,227,715    25,711,247    21,698,189
  General and administrative                7,866,762     7,198,359     6,478,140
  Bad debts expense                            77,035       586,499       398,856
  Impairment of goodwill                            -             -     1,487,192
  Depreciation and amortization               178,027       191,985       229,605
                                          ------------  ------------  ------------
    Total operating expenses               38,349,539    33,688,090    30,291,982
                                          ------------  ------------  ------------

Income (loss) from operations                 530,938       632,620      (908,435)
                                          ------------  ------------  ------------

Non-operating income (expenses):
  Interest income                              33,614             -             -
  Interest expense                             (8,184)     (129,734)     (322,046)
                                          ------------  ------------  ------------
    Non-operating income (expenses), net       25,430      (129,734)     (322,046)
                                          ------------  ------------  ------------

Income (loss) before provision (benefit)
  for income taxes                            556,368       502,886    (1,230,481)
                                          ------------  ------------  ------------

Provision (benefit) for income taxes:
  Current                                     187,000       219,000        30,000
  Deferred                                     (9,000)      (69,000)      (65,000)
                                          ------------  ------------  ------------
                                              178,000       150,000       (35,000)
                                          ------------  ------------  ------------

Net income (loss)                         $   378,368   $   352,886   $(1,195,481)
                                          ============  ============  ============


Basic earnings (loss) per share           $       .15   $       .14   $      (.49)
                                          ============  ============  ============


Diluted earnings (loss) per share         $       .10   $       .10   $      (.49)
                                          ============  ============  ============

Weighted average shares outstanding         2,471,381     2,454,179     2,445,820
                                          ============  ============  ============

Diluted weighted average
  shares outstanding                        3,624,107     3,549,303     2,445,820
                                          ============  ============  ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

 THE ABOVE STATEMENTS GIVE RETROACTIVE EFFECT TO A 1 FOR 1.5 REVERSE STOCK SPLIT
                     THAT WAS EFFECTUATED ON JANUARY 2, 2003

                                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                              Class A
                                       Common Stock        Preferred Stock     Additional    Treasury Stock       Retained
                                   ---------------------  ------------------    Paid-In    -------------------    Earnings/
                                     Shares     Amount     Shares    Amount     Capital      Shares    Amount     (Deficit)
                                   ----------  ---------  -------  ---------  -----------  --------  ---------  ------------

Balance at January 1, 2000          2,500,000  $  25,000  590,375  $   5,904  $4,770,914    54,180   $(90,296)  $   325,897

Net loss                                   --         --       --         --          --        --         --    (1,195,481)
                                   ----------  ---------  -------  ---------  -----------  --------  ---------  ------------

Balance at December 31, 2000        2,500,000     25,000  590,375      5,904   4,770,914    54,180    (90,296)     (869,584)

Exercise of options through
  the issuance of treasury
  stock (during July through
  December) (at an average
  exercise price of $1.12 per
  share)                                   --         --       --         --     (20,774)  (18,667)    41,705            --

Net income                                 --         --       --         --          --        --         --       352,886
                                   ----------  ---------  -------  ---------  -----------  --------  ---------  ------------

Balance at December 31, 2001        2,500,000     25,000  590,375      5,904   4,750,140    35,513    (48,591)     (516,698)

Exercise of options through
  the issuance of treasury stock
  (during March through
  May) (at an average exercise
  price of $1.18 per share)                --         --       --         --      (4,509)  (10,666)    17,108            --

Net income                                 --         --       --         --          --        --         --       378,368
                                   ----------  ---------  -------  ---------  -----------  --------  ---------  ------------

Balance at December 31, 2002        2,500,000  $  25,000  590,375  $   5,904  $4,745,631    24,847   $(31,483)  $  (138,330)
                                   ==========  =========  =======  =========  ===========  ========  =========  ============


                                      Total
                                   ------------
Balance at January 1, 2000         $ 5,037,419

Net loss                            (1,195,481)
                                   ------------

Balance at December 31, 2000         3,841,938

Exercise of options through
  the issuance of treasury
  stock (during July through
  December) (at an average
  exercise price of $1.12 per
  share)                                20,931

Net income                             352,886
                                   ------------

Balance at December 31, 2001         4,215,755

Exercise of options through
  the issuance of treasury stock
  (during March through
  May) (at an average exercise
  price of $1.18 per share)             12,599

Net income                             378,368
                                   ------------

Balance at December 31, 2002       $ 4,606,722
                                   ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

 THE ABOVE STATEMENT GIVES RETROACTIVE EFFECT TO A 1 FOR 1.5 REVERSE STOCK SPLIT
                     THAT WAS EFFECTUATED ON JANUARY 2, 2003

                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For The Years Ended December 31,
                                                       ---------------------------------------
                                                          2002          2001          2000
                                                       -----------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                    $  378,368   $   352,886   $(1,195,481)
  Adjustments to reconcile net
    income (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                       178,027       191,985       229,605
      Bad debts expense                                    77,035       586,499       398,856
      Deferred tax benefit                                 (9,000)      (69,000)      (65,000)
      Impairment of goodwill                                    -             -     1,487,192
      Changes in operating assets and liabilities:
        Increase in due from lending institution         (152,825)            -             -
        Decrease (increase) in accounts receivable
         and unbilled services                             50,377       531,786      (655,341)
        (Increase) decrease in prepaid expenses           (85,299)       46,771        (7,293)
        (Increase) decrease in prepaid income taxes       (25,000)            -       154,906
        Decrease (increase) in deposits                     2,605        (2,043)       (1,082)
        (Decrease) increase in accrued payroll            (11,631)      476,955     1,157,449
        Increase in accounts payable and
         accrued expenses                                 957,688       431,390        11,482
        (Decrease) increase in income taxes payable      (160,000)      160,000
        Increase (decrease) in due to HRA               1,662,938       268,859      (321,544)
                                                       -----------  ------------  ------------
         Net cash provided by operating activities      2,863,283     2,976,088     1,193,749
                                                       -----------  ------------  ------------

Cash flows from investing activities:
  Acquisition of fixed assets                             (37,542)      (20,252)      (38,708)
  Payment for purchase of assets                         (150,000)            -             -
                                                       -----------  ------------  ------------
          Net cash used in investing activities          (187,542)      (20,252)      (38,708)
                                                       -----------  ------------  ------------

Cash flows from financing activities:
  Repayments of line of credit                           (130,472)   (1,758,920)     (960,608)
  Repayment of long-term debt                             (16,654)     (125,373)     (376,577)
  Bank overdraft                                                -       (85,030)       85,030
  Exercise of options                                      12,599        20,931             -
                                                       -----------  ------------  ------------
        Net cash used in financing activities            (134,527)   (1,948,392)   (1,252,155)
                                                       -----------  ------------  ------------

Net increase (decrease) in cash and cash equivalents    2,541,214     1,007,444       (97,114)

Cash and cash equivalents at beginning of year          1,007,444             -        97,114
                                                       -----------  ------------  ------------

Cash and cash equivalents at end of year               $3,548,658   $ 1,007,444   $         -
                                                       ===========  ============  ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

 THE ABOVE STATEMENTS GIVE RETROACTIVE EFFECT TO A 1 FOR 1.5 REVERSE STOCK SPLIT
                     THAT WAS EFFECTUATED ON JANUARY 2, 2003

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF CONSOLIDATION AND THE CORPORATION:

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

     In January 2003, the Corporation amended its certificate of incorporation to provide for an increase in the Corporation's number of authorized common stock and preferred stock. The authorized number of common stock increased from 50,000,000 shares to a total of 100,000,000 shares. The authorized number of preferred stock increased from 2,000,000 shares to a total of 5,000,000 shares. This change was approved by the shareholders on December 10, 2002.

     The common stock and per share prices in the consolidated financial statements and related notes have been retroactively adjusted to give effect to a 1 for 1.5 reverse stock split effectuated on January 2, 2003.

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

     REVENUE  RECOGNITION:

     The Corporation recognizes patient service revenue on the date services are rendered. Unbilled services represent amounts due for services rendered that had not been billed at the end of each period.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     PROPERTY AND EQUIPMENT:

     Property and equipment is carried at cost and is depreciated under the straight-line method over the following estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the life of the lease, whichever is shorter.

          Machinery and equipment      5 years
          Furniture and fixtures       7 years
          Leasehold improvements       Life of lease

     IMPAIRMENT OF LONG-LIVED ASSETS:

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  " Accounting for the
     Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Corporation adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a material impact on the Corporation's financial position or results of operations.


     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS:

     Prior to January 1, 2002, the Corporation amortized goodwill and intangible assets using the straight-line method over periods of up to 40 years. On January 1, 2002, the Corporation adopted the provisions of Statement of Financial Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets having indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     BUSINESS COMBINATIONS:

     The Corporation has accounted for all business combinations using the purchase method of accounting.

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

     STOCK BASED COMPENSATION:

     The Corporation uses the intrinsic-value method of accounting for stock-based awards granted to employees. See Note 11 for pro forma information on the impact of the fair-value method of accounting for stock options.

     EARNINGS (LOSS) PER SHARE:

     Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the Preferred Stock from the date of its issuance. During the years ended December 31, 2002 and 2001, options and warrants were included in the computation of diluted earnings per share when the exercise price was less than the average market price of the Corporation's common stock during that period. Common shares issuable as a result of the assumed conversion of the Corporation's Preferred Stock were also included in the computation of diluted earnings per share. Due to a loss in 2000, the options, warrants, and Convertible Preferred Stock are not included in the computation of diluted loss per share because the effect would be to reduce the loss per share.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Corporation does not believe that the adoption of this statement will impact its financial position, results of operations, or cash flows.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are not expected to have material impact on the Corporation's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock. The
     Corporation  has  adopted the annual disclosure provisions of SFAS No. 148.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. This interpretation clarifies the requirements of a guarantor's disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued and which remain outstanding. The interpretation also clarifies the requirements related to the recognition of a liability for the fair value of the obligation undertaken by the guarantor at the inception of the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are currently effective with the recognition and initial measurement provisions applying to prospective guarantees issued or modified after December 31, 2002. These provisions are not expected to have a material impact on the Corporation's financial statements.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     RECLASSIFICATIONS:

     Reclassifications from accrued payroll to accounts payable and accrued expenses have been made in prior years' financial statements to conform to classifications used in the current year.

2.   ACQUISITION:

     On April 10, 2002, the Corporation acquired the assets of Adult Care Services, Inc., a home healthcare office in Whiting, NJ. The Corporation does not consider this to be a material acquisition.

3.   PROPERTY  AND  EQUIPMENT:

     Property  and  equipment  consist  of  the  following  at  December  31:

                                                             2002      2001
                                                           --------  --------
          Machinery and equipment                          $445,977  $408,175
          Furniture and fixtures                            249,796   209,796
          Leasehold improvements                            131,700   131,955
                                                           --------  --------
                                                            827,473   749,926

          Less accumulated depreciation and amortization    602,576   457,867
                                                           --------  --------

                                                           $224,897  $292,059
                                                           ========  ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At December 31, 2002 and 2001, the amounts shown above include assets of approximately $79,550 under capitalized leases and accumulated depreciation of approximately $63,650 and $47,750, respectively, relating thereto.

4.   GOODWILL  AND  OTHER  INTANGIBLE  ASSETS:

     As of December 31, 2002, the Corporation had unamortized goodwill of $1,222,400, subject to the provisions of SFAS 142. The Corporation has completed the transitional impairment tests required by SFAS 142, which did not result in an impairment charge.

     Due to a decrease in revenue during 2000 and prior, and projected additional reductions in revenue from the operations of certain offices located in New Jersey, at June 30, 2000 the Corporation evaluated the ongoing value of its goodwill associated with acquisitions made by the Corporation from December 1997 through 2000. The Corporation applied the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Based on this evaluation, the Corporation determined that goodwill with a carrying amount of $1,688,134 was impaired. Accordingly, such amount was reduced by $1,487,192 to estimated fair value by a charge to operations. For the year ended December 31, 2000, the impairment charge represented a per-share net loss of $.41 both on a basic and diluted basis. Estimated fair value was determined based on management's evaluation of current purchases of similar companies in the home health care industry.

     As noted above, the Corporation ceased amortizing goodwill effective January 1, 2002. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002:

                                              For The Years Ended December 31,
                                              --------------------------------
                                                2002      2001        2000
                                              --------  --------  ------------

Reported net income (loss)                    $378,368  $352,886  $(1,195,481)
Add back: goodwill amortization, net of tax          -    35,128       55,868
                                              --------  --------  ------------
Adjusted net income (loss)                    $378,368  $388,014  $(1,139,613)
                                              ========  ========  ============

Basic earnings (loss) per share:
As reported                                   $    .15  $    .14  $      (.49)
                                              ========  ========  ============
As adjusted for non-amortization of
goodwill                                      $    .15  $    .16  $      (.47)
                                              ========  ========  ============
Diluted earnings (loss) per share:
As reported                                   $    .10  $    .10  $      (.49)
                                              ========  ========  ============
As adjusted for non-amortization of
goodwill                                      $    .10  $    .11  $      (.47)
                                              ========  ========  ============

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and other intangibles consist of the following:


                                     December 31, 2002
                -----------------------------------------------------------
                                                                Estimated
                Gross Carrying    Accumulated   Net Carrying   Useful Life
                    Amount       Amortization      Amount        (Years)
                ---------------  -------------  -------------  ------------
Goodwill        $     1,396,712  $     174,312  $   1,222,400  Indefinite
                ---------------  -------------  -------------

Contract value          110,217         43,810         66,407          3-10
Customer list            98,470         32,734         65,736          3-10
                ---------------  -------------  -------------
                        208,687         76,544        132,143
                ---------------  -------------  -------------
Total           $     1,605,399  $     250,856  $   1,354,543
                ===============  =============  =============

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
                ===============  =============  =============

Changes in the recorded amount of goodwill were as follows:

                               For the Years Ended December 31,
                               --------------------------------
                                    2002             2001
                               --------------  ----------------
       Balance at January 1    $   1,222,400   $     1,273,528
       Amortization expense                            (51,128)
                               --------------  ----------------

       Balance at December 31  $   1,222,400   $     1,222,400
                               ==============  ================

Amortization expense, including amortization of goodwill, amounted to $33,323, $69,111 and $103,661 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Estimated Amortization Expense:

           For The Years
              Ended
           December 31,
          ----------------

              2003               $     47,025
              2004                     47,025
              2005                     23,978
              2006                      6,346
              2007                      6,070
              Thereafter                1,699
                                 ------------
                                 $    132,143
                                 ============

5.   LINE  OF  CREDIT:

     The Corporation had a $4,000,000 line of credit with Heller Financial that expired on November 28, 2002. The Corporation renewed that line of credit until November 29, 2004. The new line of credit has substantially the same terms as the previous line of credit, with the main difference being the interest rate. Borrowings under the new line of credit bear interest at prime plus 1 1/2%. Borrowings under the previous line of credit bore interest at prime plus 2 1/2%.

     At December 31, 2002, approximately $3,794,000 was available to the Corporation. The availability of the line of credit is based on a formula of eligible accounts receivable. Certain assets of the Corporation collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, requires that the Corporation maintain a minimum net worth. At December 31, 2001, $130,472 was outstanding.

     At December 31, 2002, there was an amount due from Heller Financial of $152,825. This is due to a lockbox being used by the Corporation; all collections are deposited with Heller Financial and then transferred to the bank.

6.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES:

     Accounts payable and accrued expenses consist of the following at December 31:


                                                2002        2001
                                             ----------  ----------
         Accounts payable                    $  292,974  $  351,333
         Accrued expenses                       200,175     178,449
         Accrued employee benefits            2,888,713   1,894,392
                                             ----------  ----------
                                             $3,381,862  $2,424,174
                                             ==========  ==========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   LEASE  OBLIGATIONS  PAYABLE:

     The Corporation leases certain equipment under capital leases expiring in 2003.

     The following is a schedule of future minimum lease payments under capital leases as of December 31, 2002:

          Year ending December 31, 2003                        $      19,283
          Less:  Amount representing interest                         (1,002)
                                                                -------------

          Present  value  of  net  minimum  lease  payments     $     18,281
                                                                =============

     Interest rates on capitalized leases vary from 10.3% to 11.0%.

8.   INCOME  TAXES:

     Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2002 and 2001 follow:

                                               2002        2001
                                            ----------  ----------
     Current assets:
       Allowance for doubtful accounts      $ 118,000   $ 116,000
       Valuation allowance                          -           -
                                            ----------  ----------

     Net current deferred tax asset         $ 118,000   $ 116,000
                                            ==========  ==========

     Noncurrent assets and liabilities:
       Depreciation                         $  14,000   $   7,000
       Amortization of intangibles            361,000     424,000
                                            ----------  ----------

                                              375,000     431,000
       Valuation allowance                   (251,000)   (314,000)
                                            ----------  ----------

     Net noncurrent deferred tax asset      $ 124,000   $ 117,000
                                            ==========  ==========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The provision (benefit) for income taxes for the years ending December 31, consist of the following:

                                            2002       2001        2000
                                          ---------  ---------  ----------
      Current tax expense                 $187,000   $219,000   $  30,000
      Deferred tax expense
        (benefit) (not including
        amount listed below)                54,000      1,000    (449,000)
      Net change in valuation allowance    (63,000)   (70,000)    384,000
                                          ---------  ---------  ----------

                                          $178,000   $ 150,000   $(35,000)
                                          =========  ==========  =========

     The  provision  (benefit)  for  income taxes is comprised of the following:


                               2002       2001       2000
                             ---------  ---------  ---------
     Current:
       Federal               $ 85,000   $128,000   $(15,000)
       State                  102,000     91,000     45,000
                             ---------  ---------  ---------
                              187,000    219,000     30,000
                             ---------  ---------  ---------

     Deferred:
       Federal                 (8,100)   (62,100)   (58,500)
       State                     (900)    (6,900)    (6,500)
                             ---------  ---------  ---------
                               (9,000)   (69,000)   (65,000)
                             ---------  ---------  ---------

                             $178,000   $150,000   $(35,000)
                             =========  =========  =========


     The statutory Federal income tax rate and the effective rate is reconciled as follows:


                                         2002   2001   2000
                                         -----  -----  -----
Statutory Federal income tax rate          34%    34%    34%
State taxes, net of Federal tax benefit    12     10     10
Valuation allowance                        (2)   (14)   (31)
Prior year's over-accrual                 (12)          (10)
                                         -----  -----  -----

                                           32%    30%   (3)%
                                         =====  =====  =====

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     As of December 31, 2002 and 2001, the carrying amount of accounts receivable, accounts payable and lease obligations payable approximates fair value due to the short-term maturities of these instruments.

10.  THIRD-PARTY  RATE  ADJUSTMENTS  AND  REVENUE  AND  CERTAIN  CONTRACTS:

     Approximately 5%, 7% and 7% of net patient service revenue was derived under New York State third-party reimbursement programs during the years ended December 31, 2002, 2001 and 2000, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Differences between current rates and subsequent revisions are reflected in the year the revisions are determined.

     The Corporation has an agreement with the City of New York acting through the Department of Social Services of The Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA. The agreement with HRA sets a fixed direct labor cost in the reimbursement rate. Should the Corporation incur direct costs of home attendant services below this fixed rate, the Corporation must repay the difference to HRA, subject to final audit by the City of New York. As of December 31, 2002 and 2001, the amount included in due to HRA relating to direct labor costs amounted to $562,481 and $286,859, respectively. In addition as of January 1, 2002, the city adopted a new reimbursement methodology for general and administrative expenses. The new guidelines changed the reimbursement rate to a fixed amount per client based on the number of cases. The Corporation continues to be reimbursed at an hourly rate. Any amount over this fixed rate must be repaid to HRA. As of December 31, 2002, this amount was $1,369,316, subject to final audit by the City of New York. The aggregate amount due to HRA was $1,931,797 at December 31, 2002. As of December 31, 2002, HRA had completed their audit for the fiscal year ended June 30, 1999 and was in the process of auditing the fiscal year ended June 30, 2000.

     During 2002, the New York State Department of Health ("DOH") approved additional funding to home health care agencies in a form of a rate increase. The additional funding is to be used exclusively for the recruitment and retention of home health care employees. Any unspent money relating to recruitment and retention is recorded as an accrued liability until such time as it is spent. As of December 31, 2002, the Corporation accrued approximately $100,000 related to recruitment and retention funds not yet expended.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  PERFORMANCE  INCENTIVE  PLAN,  OPTIONS  AND  401(K)  PLAN:

     PERFORMANCE  INCENTIVE  PLAN:

     On March 26, 1996, the Corporation's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). Under the terms of the amended Option Plan, 988,333 shares of common stock may be granted at December 31, 2002. The Option Plan will be administered by the Compensation Committee which was appointed by the Board of Directors. The Committee will determine which key employee, officer or director on the regular payroll of the Corporation, shall receive stock options. Granted options are exercisable commencing six months after the date of grant, and expire up to ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Corporation at the time of the grant.

     On March 26, 1996, the Corporation issued an option to purchase 62,500 shares of Common Stock to the President of the Corporation at an exercise price of $4.50 per share. The option may be exercised at any time through March 26, 2006. These options were not issued under the Option Plan. None of these options have been exercised or cancelled.

     On July 10, 2000, the Corporation granted 266,667 stock options, pursuant to the Option Plan to key employees at exercise prices ranging from $.75 to $.83 per share. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

     On January 2, 2001, the Corporation granted 286,667 stock options, pursuant to the Option Plan, to key employees at an exercise price ranging from $.89 to $.98 per share. The options expire in 5-10 years. The exercise price of these options was not less than the fair market price of the Common Stock as of the date of grant.

     During  the  years  ended  December  31, 2002 and 2001, employees exercised
     10,666 and 18,667 options, respectively, at exercise prices ranging from $.89 to $2.45 per share. There were no options exercised during the year ended December 31, 2000.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Activity in stock options, and warrants, including those outside the Performance Incentive Plan, for each of the three years ended December 31, 2002 is summarized as follows:


                                                       Shares Under     Weighted Average
                                                     Options/Warrants    Exercise Price
                                                    ------------------  -----------------
        Balance at December 31, 1999                          563,833   $            2.90

        Options and warrants granted                          280,000                 .78
        Options cancelled                                     (10,667)               1.47
                                                    ------------------

        Balance at December 31, 2000                          833,166                2.22

        Options and warrants granted                          300,000                 .93

        Options exercised                                     (18,667)               1.13

        Options cancelled/expired                             (67,000)               7.27
                                                    ------------------

        Balance at December 31, 2001                        1,047,499                1.41

        Options and warrants granted                              -0-

        Options exercised                                     (10,666)               1.19

        Options cancelled/expired                                 -0-
                                                    ------------------

        Balance at December 31, 2002                        1,036,833                1.41
                                                    ==================

        Eligible for exercise at December 31, 2002          1,036,833                1.41
                                                    ==================

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2002 (however, see below).

                          Options Outstanding/Warrants            Options/Warrants Exercisable
                 ----------------------------------------------  -------------------------------
                                                                                Weighted
                                 Weighted                                        Average
                  Options/        Average          Weighted       Options/       Options/
Range of          Warrants       Remaining          Average       Warrants      Warrants
Exercise Price   Outstanding  Contractual Life  Exercise Price   Exercisable  Exercisable
---------------  -----------  ----------------  ---------------  -----------  ------------
$4.50                62,500        4.25 years  $          4.50       62,500  $       4.50
$2.45-$2.69         155,334        3.62 years             2.55      155,334          2.55
$1.41-$1.55          97,333        3.60 years             1.47       97,333          1.47
$.95-$1.04          160,000        4.08 years              .98      160,000           .98
$.75-$.83           280,000        5.38 years              .78      280,000           .78
$.89-$.98           281,666        6.37 years              .89      281,666           .89
                 -----------                                     -----------

                  1,036,833        4.95 years             1.41    1,036,833          1.41
                 ===========                                     ===========

     The fair value of options granted during 2001 and 2000 was $269,000 and $213,400, respectively. There were no options granted during 2002. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 2001 and 2000: expected volatility of 153% and 161%; risk-free interest rates of 2.43% in 2001 and 5.85% in 2000 and expected lives of approximately 7.5 years for 2001 and 2000. Had compensation expense been determined based on the fair value of the options on the grant dates, the Corporation's net income would have been decreased by $269,000 ($.11 basic and $.08 diluted earnings per share) in 2001 and its net loss would have been increased by $213,400 ($.09 basic and diluted loss per share) in 2000.

     On March 7, 2003, the Corporation granted options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $3.14 per share to 3 officers of the Corporation. In addition, the Corporation granted an aggregate 60,000 warrants to purchase shares of the Corporation Common
     Stock at an exercise price of $3.14 per share to 3 Directors of the Corporation.

     401(K)  PLAN:

     NYHC maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Corporation currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 6% of the participant's salary. The Plan also provides for certain discretionary contributions by the Corporation as determined by the Board of Directors. The Corporation's contributions, net of unvested, forfeited matching funds, amounted to $79,000, $22,000 and $56,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  COMMITMENTS AND CONTINGENCIES:

     LEASE  COMMITMENTS:

     The Corporation leases office space under noncancellable operating leases in New York and New Jersey that expire between May 2003 and October 2006.

     At December 31, 2002, future minimum lease payments due under operating leases approximate:


            2003                           $324,000
            2004                            242,000
            2005                            134,000
            2006                             80,000
                                           --------
            Total minimum future payments  $780,000
                                           ========

     Rental expense charged to operations was approximately $365,000, $370,000 and $356,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

     EMPLOYMENT  AGREEMENTS:

     On November 10, 1999, the Corporation entered into employment agreements with two officers, with terms beginning December 27, 1999 and expiring in 2004. The agreements called for initial aggregate annual compensation of approximately $420,000 with an annual increase of 10% and provided for certain additional benefits. This employment agreement was amended on January 2, 2003 pursuant to the Stock for Stock Exchange Agreement between the Corporation and The Bio Balance Corporation (Note 17). Under the amended employment agreement, the two officers' employment was extended for five years until December 31, 2009. If the officers are terminated as Directors, the Corporation shall enter into consulting agreements with the officers, effective the date of termination. In such case, consulting services will be provided on an as needed basis for a period of not less than five years and, as compensation for consulting services, each officer will be granted an option to acquire 500,000 shares of the Corporation's common stock for a term of no less than ten years at a price per share equal to the closing price of the stock on the date of such termination.

     On  February  1,  2001,  the  Compensation  Committee  approved  a bonus of
     $100,000 to be paid to the two officers for the year ended December 31, 2000; such amount was accrued as of December 31, 2000. On January 16, 2002, the Compensation Committee approved a bonus of $250,000 to be paid to the two officers, for the year ended December 31, 2001; such amount was accrued as of December 31, 2001. During 2002, the Compensation approved a bonus of $500,000 to be paid to the two officers, for the year ended December 31, 2002; such amount was paid as of December 31, 2002.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     BONUS  PLAN:

     The Corporation has established a bonus plan pursuant to which 10% of the Corporation's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided by the Corporation's Compensation Committee. A bonus of $65,000 and $56,000 was accrued as of December 31, 2002 and 2001, respectively. There was no bonus accrual for 2000 due to a net loss for the year.

     CONCENTRATIONS  OF  CREDIT  RISK:

     Financial instruments that potentially subject the Corporation to concentrations of credit risk consist of temporary cash investments which from time-to-time exceed the Federal depository insurance coverage and commercial accounts receivable. The Corporation has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents held in one bank, exceeded federally insured limits by approximately $3,790,917 and $1,251,000 at December 31, 2002 and 2001, respectively. The
     Corporation does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

     MAJOR  CUSTOMERS:

     Two major customers accounted for approximately 60% of net patient service revenue for the year ended December 31, 2002 and 2001, respectively, and 53% for the year ended December 31, 2000. In addition, three customers represented approximately 65% and 52% of accounts receivable at December 31, 2002 and 2001, respectively.

     BUSINESS  RISKS:

     The Corporation's primary business, offering home health care services, is heavily regulated at both the federal and state levels. While the Corporation is unable to predict what regulatory changes may occur or the impact on the Corporation of any particular change, the Corporation's operations and financial results could be negatively affected.

     Further, the Corporation operates in a highly competitive industry which may limit the Corporation's ability to price its services at levels that the Corporation believes appropriate. These competitive factors may adversely affect the Corporation's financial results.

     LITIGATION:

     The Corporation and two of its employees are defendants in a lawsuit alleging unfair competition, tortious interference with contractual relations and with prospective economic advantage. Motions for summary judgment have been scheduled for argument on March 14, 2003 with the plaintiff asking the Court for an order for injunctive relief and damages in the minimum amount of approximately $120,000, and the Corporation is asking the Court to dismiss the case. If the decision on those motions does not fully dispose of the matter, the case will be tried. The defendants have denied the material allegations set forth in the complaint, deny any wrongdoing, and intend to vigorously defend the matter.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  RELATED  PARTY  TRANSACTION:

     The Corporation leased one of its offices from certain shareholders and directors. The lease expired on October 31, 2001. Rent expense for the years ended December 31, 2001 and 2000 amounted to approximately $35,000 and $44,000, respectively.

     Prior to June 30, 2002, two of the Corporation's non-employee directors provided consulting services on an as needed basis. Consulting expenses to the directors amounted to $19,000 for the year ended December 31, 2002, and $12,000 for each of the years ended December 31, 2001 and 2000. Subsequent to June 30, 2002, the non-employee directors received $12,000 as directors fees.

     At December 31, 2000, the Corporation had a promissory note payable to certain shareholders. The note bore interest at prime plus 1% and was paid in full during January 2001.

14.  SHAREHOLDERS'  EQUITY:

     PREFERRED  STOCK:

     The Board of Directors has authorized 590,375 shares of Class A Preferred Stock. The holders of the Preferred Stock shall be entitled to a dividend equal to 9% of the purchase price for shares of the Preferred Stock before any dividend is paid on Common Stock. Dividends may be declared quarterly at the discretion of the Board of Directors and are not cumulative. The holders of Preferred Stock receive no preference on liquidation and such shares may be converted into two-thirds of one share of Common Stock at any time. The Class A Preferred Stockholders are entitled to vote on matters that affect them.

     WARRANTS:

     In connection with the initial public offering of the Corporation's Common Stock, the underwriter acquired for nominal consideration warrants to purchase an aggregate of 83,333 shares of Common Stock. The warrants were exercisable at a price of $7.80 and had expired on December 31, 2001.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On December 18, 2000, the Corporation granted two of its board members a warrant for each to purchase up to 6,667 shares of Common Stock at an exercise price of $.75 per share (which was not less than the fair value on date of grant) during a period commencing June 18, 2000 and concluding December 18, 2005.

     On January 2, 2001, the Corporation granted two of its board members a warrant for each to purchase up to 6,667 shares of Common Stock at an exercise price of $.90 per share (which was not less than the fair value on date of grant) during a period commencing July 2, 2001 and concluding January 2, 2006.

     TREASURY STOCK:

     The Corporation issued treasury stock for the exercise of options that occurred during the periods July through December 2001 and March through May 2002. The Corporation assigned a cost to the treasury stock based on the first-in, first-out method.

     RESERVES:

     The Corporation has reserved an aggregate of 3,252,500 shares of Common Stock for the exercise of options (under the Option Plan referred to in Note 11) and warrants.

15.  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                    For The Years Ended
                                        December 31,
                                ----------------------------
                                  2002      2001      2000
                                --------  --------  --------
Cash paid during the year for:
Interest                        $  8,184  $131,709  $350,105
                                ========  ========  ========

Income taxes                    $371,547  $ 81,719  $  7,133
                                ========  ========  ========

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  EARNINGS  (LOSS)  PER  SHARE:

     Earnings  (loss)  per  share  are  computed  as  follows:

                                                        For The Years Ended
                                                             December 31,
                                                 ------------------------------------
                                                    2002        2001         2000
                                                 ----------  ----------  ------------
Basic and diluted earnings (loss)
   per share:

Earnings (loss):
Net income (loss) applicable to common
   stock                                         $  378,368  $  352,886  $(1,195,481)
                                                 ==========  ==========  ============

Shares:
Weighted average number of common shares
   outstanding - basic                            2,471,381   2,454,179    2,445,820
Effect of dilutive options                          759,143     701,541
Effect of dilutive convertible preferred
   stock                                            393,583     393,583
                                                 ----------  ----------  ------------

Diluted weighted average shares outstanding       3,624,107   3,549,303    2,445,820
                                                 ==========  ==========  ============

Basic earnings (loss) per share                  $      .15  $      .14  $      (.49)
                                                 ==========  ==========  ============

Diluted earnings (loss) per share                $      .10  $      .10  $      (.49)
                                                 ==========  ==========  ============

     For the year ended December 31, 2000, 833,167 of the options and warrants outstanding were not included in the computation of diluted earnings per share because to do so would cause it to be antidilutive.

     On January 2, 2003, the Corporation issued 21,443,821 shares to Bio Balance in a stock for stock agreement (See Note 17).

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.  SUBSEQUENT  EVENT  (UNAUDITED):

     On October 11, 2001, the Corporation entered into a Stock for Stock Exchange Agreement (the "Agreement") (as amended on February 13, 2002 and July 10, 2002), with The Bio Balance Corp. ("Bio Balance"), which was consummated on January 2, 2003. Bio Balance is engaged in the research and development, manufacturing and marketing of probiotic agents for therapy of gastrointestinal diseases. Bio Balance is a company in the development stage.

     The shareholders of Bio Balance acquired 90% of the Corporation's voting interests by exchanging 100% (21,443,821 shares) of its common stock in exchange for an equal amount of the Corporation's common stock. In addition, the Corporation has an obligation to issue up to an additional 586,452 common shares upon the exercise of Bio Balance warrants outstanding. Because the former Bio Balance shareholders own approximately 90% of the merged company, Bio Balance is considered to be the accounting acquiror. As of January 2, 2003, the historical information presented will be the historical information of Bio Balance. From January 2, 2003, the information presented will be that of the merged entity which will include Bio Balance and the Corporation.

     The purchase price was based on the outstanding common stock, preferred stock, options and warrants of the Corporation, on the measurement date (July 19, 2002), date of announcement. The common stock was valued at July 19, 2002 at an average closing price for a six-day period ended July 24, 2002 ($5.30) (after giving effect to the one for one and one half reverse stock split which was effectuated on January 2, 2003).

     The  estimated  total  purchase  price  is  as  follows:


           Value of Corporation's common stock                   $13,100,000
           Value of Corporation's preferred stock                  2,100,000
           Value of Corporation's outstanding options/warrants     5,300,000
           Bio Balance estimated transaction costs                   249,000
                                                                 -----------

                                                                 $20,749,000
                                                                 ===========

     The purchase price will be allocated to the Corporation's tangible and intangible assets based on their estimated fair values as of January 2, 2003.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Management of the Corporation believes that a combination of the two companies will be beneficial to their combined businesses and to each of their respective shareholder groups. The Corporation's management believes that moderate profit margins inherent to the home health care business are likely to persist into the foreseeable future. It has therefore entered into a business combination with Bio Balance, which could provide shareholders with a potential of a higher profit margin business and, therefore, enhanced equity value.

18.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED):

                        Net        Cost of
                      Patient    Professional
                      Service      Care of       Net
     2002             Revenue      Patients     Income   Basic EPS   Diluted EPS
     --------------  ----------  ------------  --------  ----------  ------------
     First quarter   $9,237,128  $  7,202,503  $ 82,653  $      .03  $        .02
     Second quarter   9,820,612     7,565,407    91,464         .04           .03
     Third quarter    9,824,500     7,579,044   132,896         .05           .04
     Fourth quarter   9,998,237     7,880,761    71,355         .03           .01

     2001
     --------------

     First quarter   $7,836,632  $  5,905,150  $ 48,894  $      .02  $        .01
     Second quarter   8,349,910     6,243,250    61,360         .03           .02
     Third quarter    8,912,849     6,622,163   127,453         .05           .04
     Fourth quarter   9,221,319     6,940,684   115,179         .04           .03


The above quarterly financial data gives retroactive effect to a 1 for 1.5 reverse stock split that was effectuated on January 2, 2003.

                    NEW YORK HEALTH CARE, INC. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                                      Column B       Column C      Column D         Column E
-------------------------------------------  -----------  -------------  --------------  --------------
                                                            Additions
                                             Balance at      Charged
                                              Beginning     To Costs                      Balance at
Description                                   of Period   and Expenses     Deductions    End of Period
-------------------------------------------  -----------  -------------  --------------  --------------
Year ended December 31, 2002
  Deducted from asset accounts:
     Allowance for doubtful accounts         $   290,000  $      77,035  $ (73,035) (1)  $      294,000
     Deferred tax asset valuation allowance      314,000              -    (63,000) (2)         251,000

Year ended December 31, 2001
  Deducted from asset accounts:
     Allowance for doubtful accounts             173,000        586,499   (469,499) (1)         290,000
     Deferred tax asset valuation allowance      384,000              -    (70,000) (2)         314,000

Year ended December 31, 2000
  Deducted from asset accounts:
     Allowance for doubtful accounts             341,000        398,856   (566,856) (1)         173,000
     Deferred tax asset valuation allowance            -        384,000          -              384,000

---
(1)     Uncollectible  accounts  written-off,  net  of  recoveries

(2)     Reduction  in  uncertainty  regarding  realization

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2003

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



/s/ Jerry Braun         President, Chief Executive         March 17, 2003
----------------------  Officer and Director
Jerry Braun


/s/ Jacob Rosenberg     Vice President, Chief Operating    March 17, 2003
----------------------  Officer, Chief Financial and
Jacob Rosenberg         Accounting Officer, Secretary,
                        Director

/s/ H. Gene Berger      Director                           March 17, 2003
----------------------
H. Gene Berger


/s/ Charles J. Pendola  Director                           March 17, 2003
----------------------
Charles J. Pendola


/s/ Paul Stark          Director                           March 17, 2003
----------------------
Paul Stark


/s/ David C. Katz       Director                           March 17, 2003
----------------------
David C. Katz