Form 10-Q
period 2003-03-31
NEW YORK HEALTH CARE INC
filed 2003-05-15
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X.   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934
     For the quarterly period ended: MARCH 31, 2003
     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  or  15(d)  OF THE SECURITIES
--   EXCHANGE  ACT  OF  1934

                           COMMISSION FILE NO. 1-12451

                           NEW YORK HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                 11-2636089
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
                                                incorporation or organization)

     1850 MCDONALD AVENUE, BROOKLYN, NY                    11223
   (Address of principal executive offices)              (Zip Code)

                                 (718) 375-6700
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the  past  90  days.  Yes X   No
                         ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities under a plan confirmed by a court.
Yes     No
   ---    ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,918,974

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     (a) New York Health Care's unaudited, interim financial statements for its first fiscal quarter (the three months ended March 31, 2003) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found under Item 2, following the financial statements.

                           NEW YORK HEALTH CARE, INC.
                           AND SUBSIDIARIES

                           CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                           MARCH 31, 2003

                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                              ASSETS


                                                             March 31, 2003    December 31, 2002
                                                            ----------------  -------------------
                                                               (Unaudited)           (Note 1)
Current assets:
  Cash and cash equivalents                                 $     8,263,438   $        2,625,378
  Restricted cash                                                   200,000              100,000
  Due from lending institution                                      141,792                    -
  Accounts receivable, net of allowance for uncollectible
    amounts of $327,000                                           5,675,969                    -
  Subscriptions receivable                                                -              290,000
  Unbilled services                                                  52,967                    -
  Prepaid expenses and other current assets                         341,357               36,342
                                                            ----------------  -------------------
      Total current assets                                       14,675,523            3,051,720

Property and equipment, net                                         219,606                    -
Goodwill, net                                                       900,587                    -
Other intangible assets, net                                      2,355,311            1,936,033
Deferred merger costs                                                     -              248,363
Other assets                                                         74,229               23,333
                                                            ----------------  -------------------
      Total assets                                          $    18,225,256   $        5,259,449
                                                            ================  ===================

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                           $     1,113,644                    -
  Current portion of lease obligations payable                       12,576                    -
  Accounts payable and accrued expenses                           7,179,885   $          349,182
  Due to HRA                                                      2,292,418                    -
                                                            ----------------  -------------------
      Total current liabilities                                  10,598,523              349,182
                                                            ----------------  -------------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; Class A Preferred, 590,375 authorized,
    issued and outstanding                                            5,904                    -
  Common stock, $.01 par value,100,000,000 shares
    authorized; 23,943,821 shares issued and 23,918,975
    outstanding as of March 31, 2003; 50,000,000 shares
    authorized; 21,116,494 shares issued and outstanding
    as of December 31, 2002                                         239,438              211,165
  Additional paid-in capital                                     28,268,962            6,550,328
  Deficit                                                       (20,856,088)          (1,851,226)
  Less: Treasury stock (24,846 common shares at cost)               (31,483)                   -
                                                            ----------------  -------------------
      Total shareholders' equity                                  7,626,733            4,910,267
                                                            ----------------  -------------------
      Total liabilities and shareholders' equity            $    18,225,256   $        5,259,449
                                                            ================  ===================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.
                                       F-1

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 For The Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     2003           2002
                                                 -------------  ------------
Net patient service revenue                      $ 11,994,489   $         -
                                                 -------------  ------------

Expenses:
  Professional care of patients                     9,706,778             -
                                                 -------------
  Product development                                  94,996        87,946
                                                 -------------  ------------
  General and administrative
    (excluding non cash compensation)               2,453,730       240,177
  Non cash compensation                               752,520             -
                                                 -------------  ------------
    Total general and administrative expenses       3,206,250       240,177
                                                 -------------  ------------

  Goodwill impairment                              17,869,339             -
  Bad debts expense                                    15,000             -
  Depreciation and amortization                       114,488        52,000
                                                 -------------  ------------

    Total operating expenses                       31,006,851       380,123
                                                 -------------  ------------

Loss from operations                              (19,012,362)     (380,123)

Non-operating expenses:
  Interest income                                       8,217             -
  Interest expense                                       (717)            -
                                                 -------------  ------------


Net loss                                         $(19,004,862)  $  (380,123)
                                                 =============  ============

Basic and diluted loss per share                 $      (0.79)  $      (.02)
                                                 =============  ============

Weighted and diluted average shares outstanding    23,912,406    19,970,474
                                                 =============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.
                                       F-2

                                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                           (UNAUDITED)


                                                                        Preferred                             Treasury
                                             Common Stock                 Stock            Additional           Stock
                                      ---------------------------  ---------------------    Paid-In    -------------------------
                                         Shares        Amount       Shares      Amount      Capital       Shares       Amount
                                      ------------  -------------  ---------  ----------  -----------  ------------  -----------
Balance at January 1, 2003             21,116,494   $    211,165           -           -  $ 6,550,328

Common stock issued for cash, net         327,327          3,273                            1,025,535

Reverse acquisition on January 2,
 2003                                   2,500,000         25,000     590,375  $    5,904   19,940,579       24,846   $  (31,483)

Revaluation of options/warrants
  as part of the reverse acquisition                                                          721,100

Warrants earned for service                                                                    31,420

Net loss
                                      ------------  -------------  ---------  ----------  -----------  ------------  -----------
Balance at March 31, 2003              23,943,821   $    239,438     590,375  $    5,904  $28,268,962       24,846   $  (31,483)
                                      ============  =============  =========  ==========  ===========  ============  ===========


                                         Deficit        Total
                                      -------------  ------------
Balance at January 1, 2003            $ (1,851,226)  $ 4,910,267

Common stock issued for cash, net                      1,028,808

Reverse acquisition January 2,
  2003                                                19,940,000

Revaluation of options/warrants
  as part of the reverse acquisition                     721,100

Warrants earned for service                               31,420

Net loss                               (19,004,862)  (19,004,862)
                                      -------------  ------------

Balance at March 31, 2003             $(20,856,088)  $ 7,626,733
                                      =============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.
                                       F-3

                         NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                                  For The Three Months Ended
                                                                          March 31,
                                                                  --------------------------
                                                                      2003          2002
                                                                  -------------  -----------
Cash flows from operating activities:
  Net loss                                                        $(19,004,862)  $ (380,123)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Goodwill impairment                                           17,869,339            -
      Non cash compensation                                            752,520            -
      Depreciation and amortization                                    114,488       55,249
      Bad debts expense                                                 15,000            -
      Changes in operating assets and liabilities
        net of effects of purchase of subsidiary:
          Increase in accounts receivable
            and unbilled services                                     (368,291)     (33,833)
          Increase in prepaid expenses and other current assets       (120,392)           -
          Decrease in due from lending institution                      11,033            -
          Decrease in other assets                                       2,350            -
          Decrease in accrued payroll                                  (84,131)           -
          Increase in accounts payable and accrued expenses          1,508,315        9,802
          Increase in due to HRA                                       360,621            -
                                                                  -------------  -----------
              Net cash provided by (used in)
                 operating activities                                1,055,990     (348,905)
                                                                  -------------  -----------

Cash flows from investing activities:
  Net cash acquired from purchase of subsidiary                      3,407,442            -
  Acquisition of property and equipment                                (28,446)           -
  Acquisition of intangible assets                                     (10,029)      (8,000)
  Increase in restricted cash                                         (100,000)           -
                                                                  -------------  -----------
              Net cash provided by (used in)
                 investing activities                                3,268,967       (8,000)
                                                                  -------------  -----------

Cash flows from financing activities:
  Payments on lease obligation payable                                  (5,705)           -
  Proceeds of issuance of common stock                               1,028,808    1,009,319
  Collection of subscription receivable                                290,000            -
                                                                  -------------  -----------

              Net cash provided by financing activities              1,313,103    1,009,319
                                                                  -------------  -----------

Net increase in cash and cash equivalents                            5,638,060      652,414

Cash and cash equivalents at beginning of period                     2,625,378      896,426
                                                                  -------------  -----------

Cash and cash equivalents at end of period                        $  8,263,438   $1,548,840
                                                                  =============  ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.
                                       F-4

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

Organization:

New York Health Care, Inc. ("New York Health Care") was initially organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The Bio Balance Corporation, ("Bio Balance") a Delaware corporation, was formed in May 2001. Bio Balance is a medical foods/specialty pharma company devoted to the discovery, manufacturing and marketing of probiotic agents for therapy of gastrointestinal diseases. Although Bio Balance has commenced the tests and panel review necessary for its product to be established as generally regarded as safe ("GRAS") and a medical food under regulations of the Food and Drug Administration ("FDA"), there is no assurance that the FDA will not contest the status. Further if Bio Balance is successful in establishing GRAS and medical food status, there can be no assurance that Bio Balance will be successful in marketing any such products. The consolidated entity, collectively referred to as the "Company", includes Bio Balance and New York Health Care, Inc. and its wholly owned subsidiary NYHC Newco Paxxon Inc. D/B/A Helping Hands Health Care ("Helping Hands"). All significant intercompany balances and transactions have been eliminated.

On January 2, 2003, Bio Balance acquired New York Health Care in a transaction accounted for as a reverse acquisition (See Note 2). The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, Bio Balance, prior to January 2, 2003 and the consolidated results of operations of the Company subsequent to the acquisition date of January 2, 2003.

The common stock and per share information in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse acquisition on January 2, 2003.

In January 2003, the Company amended its certificate of incorporation to provide for an increase in the Company's number of authorized common stock and preferred stock. The authorized number of common stock increased from 50,000,000 shares to a total of 100,000,000 shares. The authorized number of preferred stock increased from 2,000,000 shares to a total of 5,000,000 shares.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto of Bio Balance and New York Health Care for the year ended December 31, 2002. Included in the Form 8-K/A of New York Health Care, Inc. as filed on March 17, 2003 with the SEC is Bio Balance's audited financial statements for the year ended December 31, 2002, and in the Form 10-K of New York Health Care, Inc. as filed on March 17, 2003 with the SEC is New York Health Care's audited financial statements for the year ended December 31, 2002.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Recently  Issued  Accounting  Pronouncements:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure provisions of SFAS No. 148.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACQUISITION OF NEW YORK HEALTH CARE, INC. AND PRIVATE PLACEMENT:

On January 2, 2003, Bio Balance consummated a business combination with New York Health Care. As a result of the merger, Bio Balance shareholders exchanged all of their Bio Balance shares for 21,443,821 shares of common stock of New York Health Care. New York Health Care effectuated a one share for one and one-half shares reverse stock split simultaneously with the merger. Because the former Bio Balance stockholders own a majority of the common stock (89.7%) of the merged company, Bio Balance is considered to be the accounting acquirer in the transaction. The acquisition of New York Health Care provides Bio Balance with access to the public equity markets through New York Health Care, which would otherwise be unavailable in the current equity financing climate.

The purchase price of the acquisition was as follows:

     Value of New York Health Care common stock      $13,100,000
     Value of New York Health Care preferred stock     1,890,000
     Value of New York Health Care options/warrants    4,950,000
     Bio Balance's transaction costs                     390,000
                                                     -----------

     Total purchase price                            $20,330,000
                                                     ===========

Common stock valued at approximately $13.1 million is based on the New York Health Care's common stock outstanding at January 2, 2003, at an average closing price for a six day period ended July 24, 2002 ($5.30) (measurement date) (after giving effect to the one and one half reverse stock split).

The value of the preferred stock was calculated using the common stock price less a 10% discount which reflects the limited marketability of the common stock into which the preferred stock is convertible. The fair value of $4.9 million of the New York Health Care options/warrants was determined using the Black-Scholes valuation model. To determine the fair value of these options/ warrants, the following assumptions were used: expected volatility of 122%, risk-free interest rates ranging from 1.62% to 4.55%, and expected life of approximately 4.95 years.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


As part of the merger, outstanding Bio Balance options/warrants (586,452 shares) became exercisable for New York Heath Care stock. Compensation expense of $721,000 was recorded on January 2, 2003 for the increase in the fair value of the vested Bio Balance options/warrants as a result of the merger. The unvested options/warrants will be remeasured at fair value on the date of vesting and recorded as compensation expense.

As part of their employment agreements, if the two officers/directors from New York Health Care are terminated from the Board of Directors prior to the expiration of their employment agreements, they will enter into consulting agreements with the Company for a period of not less than five years commencing with the date of termination. As compensation, the Company will issue an option to each officer/director to acquire 500,000 shares of the Company common stock at the fair market value on date of termination. These options are contingent upon future services and will be recorded under EITF 96-18. In addition, the agreements required a payment to them if a change in control of New York Health Care occurred. This amounted to $1,940,526 and was recorded as a liability in accounts payable and accrued expenses in the net assets of New York Health Care on January 2, 2003.

Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to New York Health Care's net tangible and intangible assets based on their fair values as of January 2, 2003. At January 2, 2003, New York Health Care's tangible assets and liabilities at fair value were as follows:

     Cash                                       $ 3,549,000
     Due from lending institution                   153,000
     Accounts receivable                          5,280,000
     Unbilled services                               96,000
     Prepaid expenses and other current assets      185,000
     Property and equipment                         225,000
     Other assets                                    53,000
     Accrued payroll                             (1,198,000)
     Current portion of lease obligation            (18,000)
     Accounts payable and accrued expenses       (5,323,000)
     Due to HRA                                  (1,932,000)
                                                ------------

                                                $ 1,070,000
                                                ============

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Based on the independent valuation prepared using estimates and assumptions provided by management, the total purchase price of $20,330,000 has been allocated as follows:

Purchase  price  allocation:

     Net tangible assets of New York Health Care  $ 1,070,000
     Goodwill                                      18,770,000
     Customer base                                    390,000
     Patient list                                     100,000
                                                  -----------

                                                  $20,330,000
                                                  ===========

The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three months ended March 31, 2003 and 2002 as if the acquisition had occurred at the beginning of the respective period.

                              For The Three Months Ended
                              --------------------------
                                March 31,     March 31,
                                  2003          2002
                              -------------  -----------

     Net revenue              $ 11,994,489   $9,237,128
     Net loss for the period  $(19,004,862)  $ (297,470)
     Net loss per share       $      (0.79)  $    (0.01)

Included in the three months ended March 31, 2003 net loss is a goodwill impairment charge of $17,869,339.

Private  Placement:

On January 2, 2003, Bio Balance completed a private placement of 327,327 shares of its common stock. The shares were offered to accredited investors at a price of $3.27 per share for aggregate gross proceeds of $1,072,000 and net proceeds of $1,028,808.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  3  -  LOSS  PER  SHARE:

Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to a loss for the three months ended March 31, 2003 and 2002, options, warrants and preferred stock outstanding of 2,711,868 and 0 at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE  4  -  RESTRICTED  CASH:

At March 31, 2003, the Company had $200,000 of restricted cash held in escrow in connection with the Company's proposed purchase of certain technology.

NOTE  5  -  GOODWILL  AND  INTANGIBLE  ASSETS:

As a result of the merger, the Company had recognized goodwill on the transaction. The goodwill is associated with the home care business and on the date of the merger the Company determined that the goodwill was impaired. The indicator leading to an impairment was the fact that, based on the current home health care market, the home health care business could not be sold in the open market for its recorded purchase price. The Company hired a valuation expert who valued the Company using the capitalized earnings/cash flow methodology and the market multiple approach. Based on these methodologies, it was determined that an impairment had been incurred. The goodwill impairment amounted to $17,869,339.

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2003 were as follows:

                                                       Goodwill
                        ---------------------------------------------------------------------
                            Balance         Acquisition        Impairment         Balance
                        January 1, 2003   January 2, 2003   January 2, 2003   March 31, 2003
                        ----------------  ----------------  ----------------  ---------------
  New York Health Care  $              -  $     18,769,926  $     17,869,339  $       900,587
  Bio Balance           $              -  $              -  $              -  $             -

The impairment charges are noncash in nature and do not affect the Company's liquidity.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                                 March 31, 2003
                         ----------------------------------------------------------
                                                                         Estimated
                         Gross Carrying    Accumulated   Net Carrying   Useful Life
                             Amount       Amortization      Amount         Years
                         ---------------  -------------  -------------  -----------
  Intellectual property  $     2,036,500  $     339,363  $   1,697,137           10
  Patents/trademarks             211,162         18,488        192,674           10
  Patient list                   100,000          5,000         95,000            5
  Customer base                  390,000         19,500        370,500            5
                         ---------------  -------------  -------------

                         $     2,737,662  $     382,351  $   2,355,311
                         ===============  =============  =============

                                                December 31, 2002
                         ----------------------------------------------------------
                                                                         Estimated
                         Gross Carrying    Accumulated   Net Carrying   Useful Life
                             Amount       Amortization      Amount         Years
                         ---------------  -------------  -------------  -----------
  Intellectual property  $     2,036,500  $     288,450  $   1,748,050           10
  Patents/trademarks             201,133         13,150        187,983           10
                         ---------------  -------------  -------------

                         $     2,237,633  $     301,600  $   1,936,033
                         ===============  =============  =============

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                             March 31, 2003   December 31, 2002
                             ---------------  ------------------
  Accounts payable           $       620,598  $          349,182
  Accrued expenses                   947,458                   -
  Accrued employee benefits        3,671,303                   -
  Due to executive officers        1,940,526                   -
                             ---------------  ------------------

                             $     7,179,885  $          349,182
                             ===============  ==================

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  7  -  LINE  OF  CREDIT:

The Company has a $4,000,000 line of credit with Heller Financial that expires November 29, 2004. The availability of the line of credit is based on a formula of eligible accounts receivable. At March 31, 2003, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum net worth. Borrowings under the agreement bear interest at prime plus 1.5% (5.75% at March 31, 2003).

At March 31, 2003, there was an amount due from Heller Financial of $141,792. This is due to a lockbox being used by the Company; all collections are deposited with Heller Financial and then transferred to the bank.

NOTE  8  -  STOCKHOLDER'S  EQUITY:

In January 2003, the Company issued 327,327 shares of common stock for gross proceeds of $1,072,000.

On January 2, 2003, the Company recapitalized 2,475,154 shares of common stock and 590,375 shares of preferred stock in connection with the reverse acquisition.

The Company has authorized 590,375 shares of Class A preferred stock. The holders of the preferred stock are entitled to a dividend equal to 9% of the purchase price for shares of the preferred stock before any dividend is paid on common stock. Dividends may be declared quarterly at the discretion of the Board of Directors and are not cumulative. The holders of preferred stock receive no preference on liquidation and such shares may be converted into two-thirds of one share of common stock at any time. The Class A preferred stockholders are entitled to vote on matters that affect them.

NOTE  9  -  STOCK  OPTIONS/WARRANTS:

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net loss, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No.148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No.123 The fair value of each option grant is estimated on the date of grant by use of the Black-Sholes option pricing model:

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                   March 31,     March 31,
                                                     2003          2002
                                                 -------------  -----------
  Net loss, as reported                          $(19,012,362)  $ (380,123)
  Less stock-based compensation expense
    determined under fair value method for
    all stock options, net of related income
    tax benefit                                  $ (1,388,800)  $        -

  Pro forma net loss                             $(20,401,162)  $ (380,123)

  Basic and diluted loss per share, as reported  $      (0.79)  $    (0.02)
  Basic and diluted loss per share, pro forma    $      (0.85)  $    (0.02)

On January 15, 2003, the Company granted a consultant a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $4.15 per share (which was not less than the fair value on date of grant). The warrant expires in one year. On February 3, 2003, the Company granted a consultant a warrant to purchase up to 35,000 shares of Common Stock at an exercise price of $3.40 per share (which was not less than the fair value on the date of grant). The warrant expires in one year. These warrants vest monthly and are expensed at the fair value on the date of vesting. As of March 31, 2003, $17,709 was expensed as compensation for these warrants.

On March 7, 2003, the Company granted 500,000 stock options, pursuant to its Performance Incentive Plan, to key employees at an exercise price of $3.14 per share (which was not less than the fair value on the date of grant). The stock options expire in ten years. On March 7, 2003, the Company granted each of three of its board members a warrant to purchase up to 20,000 shares of common stock at an exercise price of $3.14 per share (which was not less than the fair value on date of grant). The warrants expire in ten years. Since the warrants and options were given to employees with an exercise price equal to fair value on the date of grant, no compensation expense was recorded. At March 31, 2003, the Company has 4,712,500 shares of Common Stock reserved for issuance for these options and for options and warrants granted previously.

On April 14, 2003, the Company granted a consulting firm a warrant to purchase up to 500,000 shares of common stock at an exercise price of $2.50 per share. The warrant expires in one year.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - COMMITMENTS:

In February 2003, the Company entered into consulting agreements with two individuals to serve as Director of Medical and Regulatory Affairs and Director of Research and Development. The agreements provide for aggregate annual compensation of $250,000 and provide for specified bonuses when the Company meets certain goals.

NOTE 11 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At March 31, 2003 and December 31, 2002, the Company has computed a deferred tax asset in the amount of approximately $1,228,500 and $240,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is more likely than not that such assets will not be recognized in the foreseeable future. The valuation allowance increased by $1,048,500 during the three months ended March 31, 2003.

NOTE 12 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                     For The Three Months Ended
                                     --------------------------
                                       March 31,   March 31,
                                          2003        2002
                                       ----------  ----------
  Supplemental cash flow disclosures:

    Cash paid during the period for:

      Interest                         $      717  $        -

      Income taxes                     $   40,053  $    2,300

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 13 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and Bio Balance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. Bio Balance has not generated any revenue as of March 31, 2003.

                                     New York         Bio           Total
                                    Health Care     Balance      Consolidated
                                   -------------  ------------  --------------

THREE MONTHS ENDED MARCH 30, 2003
Revenue:
  Net patient service revenue      $ 11,994,489   $         -   $  11,994,489
  Sales                                       -             -               -
                                   -------------  ------------  --------------
    Total revenue                  $ 11,994,489   $         -   $  11,994,489
                                   =============  ============  ==============

Loss before income taxes           $(17,726,422)  $(1,278,440)  $ (19,004,862)

Assets                             $ 12,908,421   $ 5,316,835   $  18,225,256


Prior to its acquisition of New York Health Care on January 2, 2003, the Company only had one segment, which did not generate any revenue.

THREE MONTHS ENDED MARCH 31, 2002
Revenue:
  Sales                   $        -   $        -
                          -----------  -----------
    Total revenue         $        -   $        -
                          ===========  ===========

Loss before income taxes  $ (380,123)   $(380,123)
                          ===========  ===========

Assets                    $3,005,836   $3,005,836
                          ===========  ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD  LOOKING  STATEMENTS

Information provided by New York Health Care in this report may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" contains information concerning the ability of the Company to service its obligations and other financial commitments as they come due. The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

The company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

     (a) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and some state legislatures, which would effect major changes in the healthcare system. However, the company cannot predict the form of healthcare reform legislation, which may be proposed or adopted by either the Congress or state legislatures. Accordingly, the company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the company.

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


THREE  MONTHS  ENDED  MARCH  31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002.

On January 2, 2003, New York Health Care, Inc. and The Bio Balance Corp., a development stage company, in what amounted to a "reverse acquisition" consummated a business merger wherein Bio Balance became a wholly-owned subsidiary of New York Health Care and the stockholders of Bio Balance exchanged all of the issued and outstanding shares of Bio Balance for approximately 90% of the issued and outstanding shares of New York Health Care. For accounting purposes, Bio Balance is therefore considered to be the "accounting acquirer" in the transaction. As a result, the historical financial information in this report is that of Bio Balance, not New York Health Care. (New York Health Care's prior reports as filed with the SEC remain available on the SEC website at http://www.sec.gov). It is important to keep this in mind because the operations on a consolidated basis of New York Health Care and Bio Balance for the first quarter of 2003 are being compared to the operations of Bio Balance only for the first quarter of 2002 without regard to those of New York Health Care for that period.

New York Health Care operates its business in two segments; the home health care business which has been in operation for more than fifteen years, and the probiotics business of Bio Balance, which was begun in 2001 and is still in its development stage.

RESULTS  OF  OPERATIONS
Revenues for the three months ended March 31, 2003 increased to approximately $11,994,000 from no reported revenue for the three months ended March 31, 2002.

Cost of professional care of patients for the three months ended March 31, 2003 increased to approximately $9,707,000 from no reported costs for the three months ended March 31, 2002.

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2003 increased 1,235.8% to approximately $3,206,000 from approximately $240,000 for the three months ended March 31, 2002. The increase in expenses is the result of combining the SG&A of two segments as compared to SG&A of only one segment.

As a result of the merger, the company was required, pursuant to SFAS 141 to recognize goodwill on the transaction of approximately $18,770,000. An independent valuation of the company, pursuant to SFAS 142 determined that the SFAS 141 goodwill was simultaneously impaired by approximately $17,869,000, a charge which is non-cash in nature.. As a result of the application of SFAS 141 and 142 the company suffered a net loss for the three months ended March 31, 2003 of approximately $19,005,000, as compared to a net loss of approximately $380,000 for the three months ended March 31, 2002.

The impairment charge of $17,869,000 is non-cash in nature and does not affect the Company's liquidity.

The net loss of approximately $19,005,000 includes the impairment non cash charge of $17,869,000 and also includes a non-cash expense in the amount of $753,000 resulting from an increase in the fair value of the options as a result of the merger. Without these two non-cash items, the net loss would be $383,000. This amount includes net income of $143,000 from the operations of the home health care segment offset by operating losses of $526,000 from the Bio-Balance segment.

Cash at March 31, 2003 increased by approximately $5,740,000 as compared to December 31, 2002. The increase is the result of combining cash from two segments as compared to cash of only one segment.

LIQUIDITY  AND  CAPITAL  RESOURCES

Home  Health  Care  Segment

The home health care segment has a $4,000,000 line of credit with a lending institution that renewed November 28, 2002. The availability of the line of credit is based on a formula, which is 85% of eligible accounts receivable. As of March 31, 2003 the amount available to borrow based on the formula was $4,000,000. The only restrictive covenant is that the home health care segment has a net worth greater then $500,000.

For the three months ended March 31, 2003, net cash provided by operating activities was approximately $1,056,000 as compared to cash used of approximately $349,000 during the three months ended March 31, 2002, an increase of $1,405,000. The $1,056,000 provided by operations for the three months ended March 31, 2003 was principally due to an increase in accounts payable and accrued expenses, an increase in due to HRA, increase in non-cash amortization of stock options, increase in goodwill impairment offset by an increase in accounts receivable and unbilled services and a net loss for the period.

Net cash provided by investing activities for the three months ended March 31, 2003 totaled approximately $3,269,000, due mainly from cash acquired from the purchase of the Bio Balance subsidiary.

Net cash provided by financing activities for the three months ended March 31, 2003 totaled approximately $1,313,000, resulting from proceeds of issuance of common stock by Bio Balance immediately prior to the acquisition, collection of subscription receivable.

As of March 31, 2003, approximately $5,729,000 (approximately 31.4%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers. As of March 31, 2002 Bio Balance had no accounts receivable.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the three months ended March 31, 2003, the Company's DSO was 54. As of March 31, 2002 Bio Balance had no accounts receivable.

Bio Balance Segment

     Since its inception in 2001, Bio Balance received aggregate gross proceeds of $6,889,000 in a series of private placements from the sale of common stock. As of March 31, 2003, Bio Balance had cash on hand of approximately $3,106,000, all of which was available to fund operations. Bio Balance estimates that its capital requirements for the remainder of 2003 will be approximately $2,000,000. This budget assumes that Bio Balance will continue along the Medical Food Approval track with the FDA. WDWilliamIs "Medical Food Approval track" a term of art? I understood that the GRAS process does NOT involve any "approval" by the FDA. This phrase may be misleading.

POTENTIAL  REGULATORY  CHANGES

     There have been reports concerning federal budget negotiations regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the company's referral sources are and they may be negatively impacted by this legislation which was adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the company's operations; there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources.

Regulatory  Strategy

BioBalance intends to comply with applicable requirements for the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food for the treatment of IBS and chronic diarrhea. To be marketed as a medical food: 1) the ingredients must be either approved food additives or "generally recognized as safe" (GRAS); and 2) the product must satisfy the statutory definition of a medical food. Medical food status allows the Company to make medical claims, a key differentiator from nutritional supplements.

Under the current regulatory process, products conforming to the definition of a medical food must make a self-determination that the ingredients in the product are either approved food additives or generally recognized as safe (GRAS) before introducing the product to market. GRAS status is determined by the company introducing the product without the need for any pre-marketing clearance from the FDA, although a process of voluntary notification to the agency is available, in which case FDA has 90 days to raise questions or objections to the GRAS self-determination.

BioBalance began the process of establishing GRAS status last year with the retention of Patton Boggs to develop and implement a process to establish GRAS and to conduct clinical studies to obtain statistically significant data to support the marketing of the product as safe and effective. Under that process,
(1) an exhaustive review and write-up relating to scientific literature relating to the safety of the product needs to be performed, (2) laboratory testing needs to be conducted to verify that the product in question is the same as reflected in the scientific literature reviewed, and (3) a panel of experts must review the literature and laboratory results and render an opinion as to whether the product satisfies GRAS status.

A panel composed of the GRAS experts and additional members with relevant expertise must also review PROBACTRIX(TM) for medical food status and provide an opinion as to whether the product meets the medical food definition.

As of today, (1) the literature review had been completed, (2) laboratory testing to verify the character of BioBalance's product had been completed at two universities and at a well known and established testing center for bacteriological strains, and (3) the first peer reviewable article relating to PROBACTRIXTM had been published and efforts were ongoing to secure peer reviewed articles covering BioBalance's complete dossier. In February 2003, BioBalance hired Dr. Robert Hoerr, MD, Ph.D. and Dr. Eileen Bostwick, Ph.D. as Director of Medical and Regulatory Affairs and Director of Research and Development, respectively, to complete the GRAS and medical food determination process. BioBalance anticipates that completion of this process will occur by first quarter of 2004 or earlier.

Although BioBalance intends to comply with the procedures and regulations to establish and market its product as a medical food, there can be no assurance that GRAS status will be achieved, or the FDA will not contest the GRAS status of the ingredient(s) in PROBACTRIX(TM) or the status of our product as a medical food, in which case introduction of our product to the market could be delayed for an extended period, or indefinitely, pending resolution of the product's status or, in the alternative, compliance with the regulatory process applicable to ethical drugs.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits required by item 601 of Regulation S-K.

            Exhibit
            Number               Description  of  Exhibit
            ------               ------------------------

            99.1 Officers' certification pursuant to the Sarbanes-Oxley Act of 2002.

            99.2 Officers' certification pursuant to the Sarbanes-Oxley Act of 2002.


       (b)  Reports on Form 8-K.
            -------------------

            On January 15, 2003 New York Health Care filed a report on Form 8-K, and on March 17, 2003 New York Health Care filed a report on Form 8-K/A, discussing acquisition of The Bio Balance Corp. under Items 1, 2 and 7.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003

                                     NEW YORK HEALTH CARE, INC.


                                     By:  /s/ Jacob Rosenberg
                                          --------------------------------------
                                          Jacob Rosenberg, Vice President, Chief
                                          Operating Officer, Chief Financial and
                                          Accounting Officer and Secretary