Form 10-Q
period 2003-06-30
NEW YORK HEALTH CARE INC
filed 2003-08-14
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X.   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
-    ACT  OF  1934
     For the quarterly period ended: JUNE 30, 2003

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  or  15(d)  OF THE SECURITIES
-    EXCHANGE  ACT  OF  1934

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

"Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,918,975

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                             ASSETS



                                                             June 30, 2003    December 31, 2002
                                                            ---------------  -------------------
                                                              (Unaudited)         (Note 1)
Current assets:
  Cash and cash equivalents                                 $    8,101,339   $        2,625,378
  Restricted cash                                                  200,000              100,000
  Due from lending institution                                      85,651                    -
  Accounts receivable, net of allowance for uncollectible
    amounts of $343,000                                          6,074,163                    -
  Subscriptions receivable                                               -              290,000
  Unbilled services                                                 36,646                    -
  Prepaid expenses and other current assets                        738,095               36,342
                                                            ---------------  -------------------
      Total current assets                                      15,235,894            3,051,720

Property and equipment, net                                        193,544                    -
Goodwill, net                                                      900,587                    -
Other intangible assets, net                                     2,358,130            1,936,033
Deferred merger costs                                                    -              248,363
Other assets                                                        75,619               23,333
                                                            ---------------  -------------------
      Total assets                                          $   18,763,774   $        5,259,449
                                                            ===============  ===================

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                           $    1,444,111   $                -
  Current portion of lease obligations payable                       7,742                    -
  Accounts payable and accrued expenses                          7,281,476              349,182
  Due to HRA                                                     2,809,144                    -
                                                            ---------------  -------------------
      Total current liabilities                                 11,542,473              349,182
                                                            ---------------  -------------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; Class A Preferred, 590,375 authorized,
    issued and outstanding                                           5,904                    -
  Common stock, $.01 par value,100,000,000 shares
    authorized; 23,943,821 shares issued and 23,918,975
    outstanding as of June 30, 2003; 50,000,000 shares
    authorized; 21,116,494 shares issued and outstanding
    as of December 31, 2002                                        239,438              211,165
  Additional paid-in capital                                    28,552,618            6,550,328
  Deficit                                                      (21,545,176)          (1,851,226)
  Less: Treasury stock (24,846 common shares at cost)              (31,483)                   -
                                                            ---------------  -------------------
      Total shareholders' equity                                 7,221,301            4,910,267
                                                            ---------------  -------------------
      Total liabilities and shareholders' equity            $   18,763,774   $        5,259,449
                                                            ===============  ===================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                 NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                  For The Three Months Ended      For The Six Months Ended
                                                           June 30,                        June 30,
                                                -------------------------------  ----------------------------
                                                    2003             2002            2003           2002
                                                -------------  ----------------  -------------  -------------
Net patient service revenue                     $ 10,820,260   $          -      $ 22,814,749   $       -
                                                -------------  ----------------  -------------  -------------

Expenses:
  Professional care of patients                    8,531,889              -        18,238,667           -
                                                -------------  ----------------  -------------  -------------
  Product development                                170,093            59,102        265,089        147,048
                                                -------------  ----------------  -------------  -------------
  General and administrative
      (excluding non cash compensation)            2,420,496           226,373      4,874,226        466,550
  Non cash compensation                              283,656              -         1,036,176          -
                                                -------------  ----------------  -------------  -------------

    Total general and administrative expenses      2,704,152           226,373      5,910,402        466,550
                                                -------------  ----------------  -------------  -------------


  Goodwill impairment                                      -              -        17,869,339           -
  Bad debt expense                                     5,250              -            20,250           -
  Depreciation and amortization                      114,267            53,000        228,755        105,000
                                                -------------  ----------------  -------------  -------------

      Total operating expenses                    11,525,651           338,475     42,532,502        718,598
                                                -------------  ----------------  -------------  -------------

Loss from operations                                (705,391)         (338,475)   (19,717,753)      (718,598)

Non-operating expenses:
  Interest income                                     16,593              -            24,810           -
  Interest expense                                      (290)             -            (1,007)          -
                                                -------------  ----------------  -------------  -------------


Net loss                                        $   (689,088)  $      (338,475)  $(19,693,950)  $   (718,598)
                                                =============  ================  =============  =============

Basic and diluted loss per share                $      (0.03)  $         (0.02)  $      (0.82)  $      (0.04)
                                                -------------  ----------------  -------------  -------------

Weighted and diluted average shares               23,918,975        20,171,345     23,903,492     20,071,465
                                                =============  ================  =============  =============
outstanding

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                             FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                           (UNAUDITED)




                                                                       Preferred                             Treasury
                                             Common Stock                 Stock           Additional          Stock
                                      ---------------------------  ----------------------  Paid-In  ---------------------------
                                         Shares        Amount       Shares      Amount     Capital       Shares       Amount
                                      ------------  -------------  ---------  ----------  -----------  ------------  -----------
Balance at January 1, 2003             21,116,494   $    211,165           -           -  $ 6,550,328

Common stock issued for cash, net         327,327          3,273                            1,025,535

Reverse acquisition on January 2,
 2003                                   2,500,000         25,000     590,375  $     5,904  19,940,579       24,846   $  (31,483)

Revaluation of options/warrants
  as part of the reverse acquisition                                                          721,100

Warrants earned for service                                                                   315,076

Net loss
                                      ------------  -------------  ---------  ----------  -----------  ------------  -----------

Balance at June 30, 2003               23,943,821   $    239,438     590,375  $    5,904  $28,552,618       24,846   $  (31,483)
                                      ============  =============  =========  ==========  ===========  ============  ===========




                                         Deficit        Total
                                      -------------  ------------
Balance at January 1, 2003            $ (1,851,226)  $ 4,910,267

Common stock issued for cash, net                      1,028,808

Reverse acquisition on January 2,
  2003                                                19,940,000

Revaluation of options/warrants
  as part of the reverse acquisition                     721,100

Warrants earned for service                              315,076

Net loss                               (19,693,950)  (19,693,950)
                                      -------------  ------------

Balance at June 30, 2003              $(21,545,176)  $ 7,221,301
                                      =============  ============



                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 For The Six Months Ended
                                                                          June 30,
                                                                --------------------------
                                                                    2003          2002
                                                                -------------  -----------
Cash flows from operating activities:
  Net loss                                                      $(19,693,950)  $ (718,598)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Goodwill impairment                                         17,869,339            -
      Noncash compensation                                         1,036,176            -
      Depreciation and amortization                                  228,755      111,498
      Bad debts expense                                               20,250            -
     Changes in operating assets and liabilities
        net of effects of purchase of subsidiary:
          Increase in accounts receivable
            and unbilled services                                   (755,414)           -
          Increase in prepaid expenses and other current assets     (517,130)     (24,833)
          Decrease in due from lending institution                    67,174            -
          Decrease (increase) in other assets                            960      (38,000)
          Increase in accrued payroll                                246,336            -
          Increase in accounts payable and accrued expenses        1,609,906      114,615
          Increase in due to HRA                                     877,347            -
                                                                -------------  -----------
            Net cash provided by (used in)
              operating activities                                   989,749     (555,318)
                                                                -------------  -----------

Cash flows from investing activities:
  Net cash acquired from purchase of subsidiary                    3,407,442            -
  Acquisition of property and equipment                              (33,774)
  Acquisition of intangible assets                                   (95,725)     (11,378)
  Increase in restricted cash                                       (100,000)    (100,000)
                                                                -------------  -----------
            Net cash provided by (used in)
              investing activities                                 3,177,943     (111,378)
                                                                -------------  -----------

Cash flows from financing activities:
  Payments on lease obligation payable                               (10,539)           -
  Proceeds of issuance of common stock                             1,028,808    1,419,168
  Collection of subscription receivable                              290,000            -
                                                                -------------  -----------
            Net cash provided by financing activities              1,308,269    1,419,168
                                                                -------------  -----------

Net increase in cash and cash equivalents                          5,475,961      752,472

Cash and cash equivalents at beginning of period                   2,625,378      896,426
                                                                -------------  -----------

Cash and cash equivalents at end of period                      $  8,101,339   $1,648,898
                                                                =============  ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:

Organization:

New York Health Care, Inc. ("New York Health Care") was initially organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The BioBalance Corporation, ("BioBalance") a Delaware corporation, was formed in May 2001. BioBalance is a medical foods/specialty pharma company devoted to the discovery, manufacturing and marketing of biotherapeutic agents for therapy of gastrointestinal diseases. Although BioBalance has commenced the tests and panel review necessary for its product to be established as generally regarded as safe ("GRAS") and a medical food under regulations of the Food and Drug Administration ("FDA"), there is no assurance that the FDA will not contest the status. Further if BioBalance is successful in establishing GRAS and medical food status, there can be no assurance that BioBalance will be successful in marketing any such products. The consolidated entity, collectively referred to as the "Company", includes BioBalance and New York Health Care, Inc. and its wholly owned subsidiary NYHC Newco Paxxon Inc. D/B/A Helping Hands Health Care ("Helping Hands"). All significant intercompany balances and transactions have been eliminated.

On January 2, 2003, BioBalance acquired New York Health Care in a transaction accounted for as a reverse acquisition (See Note 2). The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, BioBalance, prior to January 2, 2003 and the consolidated results of operations of the Company subsequent to the acquisition date of January 2, 2003.

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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto of BioBalance and New York Health Care for the year ended December 31, 2002. Included in the Form 8-K/A of New York Health Care, Inc. as filed on March 17, 2003 with the SEC is BioBalance's audited financial statements for the year ended December 31, 2002, and in the Form 10-K of New York Health Care, Inc. as filed on March 17, 2003 with the SEC is New York Health Care's audited financial statements for the year ended December 31, 2002.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, elements of financial statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.


NOTE  2  -  ACQUISITION  OF  NEW  YORK  HEALTH CARE, INC. AND PRIVATE PLACEMENT:

On January 2, 2003, BioBalance consummated a business combination with New York Health Care. As a result of the merger, BioBalance shareholders exchanged all of their BioBalance shares for 21,443,821 shares of common stock of New York Health Care. New York Health Care effectuated a one share for one and one-half shares reverse stock split simultaneously with the merger. Because the former BioBalance stockholders own a majority of the common stock (89.7%) of the merged company, BioBalance is considered to be the accounting acquirer in the transaction. The acquisition of New York Health Care provides BioBalance with access to the public equity markets through New York Health Care, which would otherwise be unavailable in the current equity financing climate.

The  purchase  price  of  the  acquisition  was  as  follows:

     Value of New York Health Care common stock            $     13,100,000
     Value of New  York Health Care preferred stock               1,890,000

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     Value of New York Health Care options/warrants              4,950,000
     BioBalance's transaction  costs                               390,000
                                                           ---------------

     Total  purchase  price                               $     20,330,000
                                                          ================

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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



As part of the merger, outstanding BioBalance options/warrants (586,452 shares) became exercisable for New York Heath Care stock. Compensation expense of $721,100 was recorded on January 2, 2003 for the increase in the fair value of the vested BioBalance options/warrants as a result of the merger. The unvested options/warrants will be remeasured at the fair value on the date of vesting and recorded as compensation expense.

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

Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to New York Health Care's net tangible and intangible assets based on their fair values as of January 2, 2003. At January 2, 2003, New York Health Care's tangible assets and liabilities at fair value were as follows:

     Cash                                         $     3,549,000
     Due from lending institution                         153,000
     Accounts  receivable                               5,280,000
     Unbilled  services                                    96,000
     Prepaid expenses and other current assets            185,000
     Property and equipment                               225,000
     Other assets                                          53,000
     Accrued payroll                                   (1,198,000)
     Current portion of lease obligation                  (18,000)
     Accounts payable and accrued expenses             (5,323,000)
     Due to HRA                                        (1,932,000)
                                                  ---------------

                                                  $     1,070,000
                                                  ===============

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Based on the independent valuation prepared using estimates and assumptions provided by management, the total purchase price of $20,330,000 has been allocated as follows:

Purchase  price  allocation:

     Net tangible assets of New York Health Care     $     1,070,000
     Goodwill                                             18,770,000
     Customer  base                                          390,000
     Patient  list                                           100,000
                                                     ---------------

                                                     $    20,330,000
                                                     ===============

The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six months ended June 30, 2003 and 2002 as if the acquisition had occurred at the beginning of the respective period.

                               For The Three                  For The
                                Months Ended              Six Months Ended
                                  June 30,                    June 30,
                         -------------------------  ---------------------------
                             2003         2002          2003           2002
                         ------------  -----------  -------------  ------------
Net revenue              $10,820,260   $9,820,612   $ 22,814,749   $19,057,740

Net loss for the period  $  (689,088)  $ (247,011)  $(19,693,950)  $  (544,481)

Net loss per share       $     (0.03)  $    (0.01)  $      (0.82)  $     (0.03)

Included in the six months ended June 30, 2003 net loss is a goodwill impairment charge of $17,869,339.



Private  Placement:

On January 2, 2003, BioBalance completed a private placement of 327,327 shares of its common stock. The shares were offered to accredited investors at a price of $3.27 per share for aggregate gross proceeds of $1,072,000 and net proceeds of $1,028,808.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  3  -  LOSS  PER  SHARE:

Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to a loss for the six months ended June 30, 2003 and 2002, options, warrants and preferred stock outstanding of 3,419,368 and 493,066 at June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE  4  -  RESTRICTED  CASH:

At June 30, 2003, the Company had $200,000 of restricted cash held in escrow in connection with the Company's proposed purchase of certain technology.

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

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2003 were as follows:

                                                          Goodwill
                          --------------------------------------------------------------------
                               Balance         Acquisition       Impairment        Balance
                          January 1, 2003   January 2, 2003   January 2, 2003   June 30, 2003
                          ----------------  ----------------  ----------------  --------------
    New York Health Care  $              -  $     18,769,926  $     17,869,339  $      900,587
    BioBalance            $              -  $              -  $              -  $            -

The  impairment  charges  are  noncash  in  nature  and do not affect the Company's liquidity.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                                    June 30, 2003
                            ----------------------------------------------------------
                                                                            Estimated
                            Gross Carrying    Accumulated   Net Carrying   Useful Life
                                Amount       Amortization      Amount         Years
                            ---------------  -------------  -------------  -----------
     Intellectual property  $     2,036,500  $     390,276  $   1,646,224           10
     Patents/trademarks             296,858         25,952        270,906           10
     Patient list                   100,000         10,000         90,000            5
     Customer base                  390,000         39,000        351,000            5
                            ---------------  -------------  -------------

                            $     2,823,358  $     465,228  $   2,358,130
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
                            ===============  =============  =============


NOTE  6  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES:

Accounts  payable  and  accrued  expenses  consist  of  the  following:


                                June 30, 2003   December 31, 2002
                                --------------  ------------------
     Accounts payable           $      401,763  $          349,182
     Accrued expenses                  860,172                   -
     Accrued employee benefits       4,329,015                   -
     Due to executive officers       1,690,526                   -
                                --------------  ------------------

                                $    7,281,476  $          349,182
                                ==============  ==================

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7  -  LINE  OF  CREDIT:

The Company has a $4,000,000 line of credit with Heller Financial that expires November 29, 2004. The availability of the line of credit is based on a formula of eligible accounts receivable. At June 30, 2003, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum net worth. Borrowings under the agreement bear interest at prime plus 1 1/2% (5.50% at June 30, 2003).

At  June  30,  2003,  there  was an amount due from Heller Financial of $85,651.
This is due to a lockbox being used by the Company; all collections are deposited with Heller Financial and then transferred to the bank.

NOTE  8  -  SHAREHOLDERS'  EQUITY:

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

NOTE  9  -  STOCK  OPTION/WARRANTS:

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net loss, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No.148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No.123 The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                              NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (UNAUDITED)


                                                       For The Three                  For The
                                                        Months Ended             Six Months Ended
                                                           June 30                    June 30,
                                                    ----------------------  -------------------------
                                                       2003        2002         2003          2002
                                                    ----------  ----------  -------------  ----------

     Net loss, as reported                          $(689,088)  $(338,475)  $(19,693,950)  $(718,598)
     Less stock-based compensation expense
       determined under fair value method for
       all stock options, net of related income
       tax benefit                                    (12,075)          -     (1,400,875)          -
                                                    ----------  ----------  -------------  ----------

     Pro forma net loss                             $(701,163)  $(338,475)  $(21,094,825)  $(718,598)
                                                    ==========  ==========  =============  ==========

     Basic and diluted loss per share, as reported  $   (0.03)  $   (0.02)  $      (0.82)  $   (0.04)
     Basic and diluted loss per share, pro forma    $   (0.03)  $   (0.02)  $      (0.88)  $   (0.04)

On January 15, 2003, the Company granted a consultant a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $4.15 per share (which was not less than the fair value on date of grant). The warrant expires in one year. On February 3, 2003, the Company granted a consultant a warrant to purchase up to 35,000 shares of Common Stock at an exercise price of $3.40 per share (which was not less than the fair value on the date of grant). The warrant expires in one year. On April 14, 2003, the Company granted a consulting firm a warrant to purchase up to 500,000 shares of common stock at an exercise price of $2.50 per share (which was less than the fair value on the date of grant). The warrant expires in one year. These warrants vest monthly and are expensed at the fair value on the date of vesting. For the three and six months ended June 30, 2003, $283,656 and $315,076 respectively, was expensed as compensation for these warrants.

On March 7, 2003, the Company granted 500,000 stock options, pursuant to its Performance Incentive Plan, to key employees at an exercise price of $3.14 per share (which was not less than the fair value on the date of grant). On June 26, 2003, the Company granted 200,000 stock options, pursuant to its Performance Incentive Plan, to a key employee at an exercise price of $2.48 per share (which was not less than the fair value on the date of the grant). The stock options expire in ten years.

On March 7, 2003, the Company granted each of three of its board members a warrant to purchase up to 20,000 shares of common stock at an exercise price of $3.14 per share (which was not less than the fair value on date of grant). The warrants expire in ten years. On June 16, 2003, the Company granted a board member a warrant to purchase up to 7,500 shares of common stock at an exercise price $2.87 per share (which was not less than the fair value on the date of grant). The warrants expire in three years. Since the warrants and options were given to employees with an exercise price equal to fair value on the date of grant, no compensation expense was recorded. At June 30, 2003, the Company has 4,712,500 shares of Common Stock reserved for issuance for these options and for options and warrants granted previously.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  10  -  COMMITMENTS AND CONTINGENCIES:

In January 2003, the Company renewed a consulting agreement with an individual, who is to provide consulting services to develop clinical trials infrastructure for the BioBalance product line. The agreements provide for aggregate annual compensation of $120,000.

In February 2003, the Company entered into consulting agreements with two individuals to serve as Director of Medical and Regulatory Affairs and Director of Research and Development. The agreements provide for aggregate annual compensation of $250,000 and provide for specified bonuses when the Company meets certain goals.

In April 2003, the Company entered into a consulting agreement with a firm to assist the Company in developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals. The agreement provides for the firm to be compensated in the amount of 4% of the total gross consideration or value attributed to a business combination at the closing of a completed transaction. In addition, the consulting firm received a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $2.50 per share (which was less than the fair value on the date of grant).

LEGAL  PROCEEDINGS.

Melissa Stephens, et al. v. New York Health Care, Inc.
------------------------------------------------------

     The plaintiff, an employee of New York Health Care, initiated this lawsuit in April 2003 in the United States District Court for the Southern District of New York, alleging that she is entitled under the federal Fair Labor Standards Act ("FLSA") to overtime premium wages of one and one-half times her regular rate of pay for hours worked in excess of forty per week. The plaintiff is claiming $75,000.00 in damages, including liquidated damages, plus interest and attorneys fees. Additionally, under the "collective action" provisions of the FLSA, the plaintiff may join other employees in this lawsuit who are "similarly situated" to plaintiff, i.e., are personal care aides who have worked in excess of forty hours per week without receiving compensation of at least one and one-half times their regular rates of pay.

     The company has filed an answer to the complaint stating that the plaintiff, a personal care aide, is exempt from the FLSA's minimum wage and overtime requirements under the "companionship exemption" of that law, and that she has been paid all of the wages, including required overtime compensation, to which she is entitled under New York State law.

     No decision has been made by the Court as to whether the case will be certified as a collective action. The case is presently in the discovery phase and no trial date has been set. The Company believes it has a valid legal defense and expects to prevail.

NOTE  11  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At June 30, 2003 and December 31, 2002, the Company has computed a deferred tax asset in the amount of approximately $1,487,000 and $852,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is more likely than not that such assets will not be reduced in the foreseeable future. The valuation allowance increased by $258,500 and $635,000 during the three and six months ended June 30, 2003, respectively.

NOTE  12  -  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                            For The Six Months Ended
                                          ----------------------------
                                             June 30,     June 30,
                                               2003         2002
                                          -------------  -------------
     Supplemental cash flow disclosures:

       Cash paid during the period for:

         Interest                         $       1,007  $          -


           Income taxes                   $      40,053  $       2,500

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 13 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a biotherapeutic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of June 30, 2003.

                                     New York         Bio            Total
                                    Health Care     Balance      Consolidated
                                   -------------  ------------  --------------
SIX MONTHS ENDED JUNE 30, 2003
Revenue:
  Net patient service revenue      $ 22,814,749   $         -   $  22,814,749
  Sales                                       -             -               -
                                   -------------  ------------  --------------
    Total revenue                  $ 22,814,749   $         -   $  22,814,749
                                   =============  ============  ==============

Loss before income taxes           $(17,577,007)  $(2,116,943)  $ (19,693,950)

Assets                             $ 14,047,064   $ 4,716,710   $  18,763,774

THREE MONTHS ENDED JUNE 30, 2003
Revenue:
  Net patient service revenue      $ 10,820,260   $         -   $  10,820,260
  Sales                                       -             -               -
                                   -------------  ------------  --------------
      Total revenue                $ 10,820,260   $             $  10,820,260
                                   =============  ============  ==============

Income (loss) before taxes         $    149,415   $  (838,503)  $    (689,088)


Prior to its acquisition of New York Health Care on January 2, 2003, BioBalance only had one segment, which did not generate any revenue.


                                                      Bio           Total
                                                    Balance      Consolidated
                                                --------------  --------------
SIX MONTHS ENDED JUNE 30, 2002
Revenue:
   Sales                                        $           -   $           -
                                                --------------  --------------
     Total revenue                              $           -   $           -
                                                ==============  ==============

Loss before income taxes                        $    (718,598)  $    (718,598)
                                                ==============  ==============

Assets                                          $   3,740,519   $   3,740,519
                                                ==============  ==============


                                                      Bio           Total
                                                    Balance      Consolidated
                                                --------------  --------------

THREE MONTHS ENDED JUNE 30, 2002
Revenue:
   Net patient service revenue                  $           -   $           -
   Sales                                                    -               -
                                                --------------  --------------
     Total revenue                              $           -   $           -
                                                ==============  ==============

Loss before income taxes                        $    (338,475)  $    (338,475)

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

SIX  MONTHS  ENDED  JUNE  30,  2003  COMPARED  WITH  SIX  MONTHS  ENDED JUNE 30,
2002.

     On January 2, 2003, New York Health Care, Inc. and The Bio Balance Corp., a development stage company, in what amounted to a "reverse acquisition" consummated a business merger wherein Bio Balance became a wholly-owned subsidiary of New York Health Care and the stockholders of Bio Balance exchanged all of the issued and outstanding shares of Bio Balance for approximately 90% of the issued and outstanding shares of New York Health Care. For accounting purposes, Bio Balance is therefore considered to be the "accounting acquirer" in the transaction. As a result, the historical financial information in this report is that of Bio Balance, not New York Health Care. (New York Health Care's prior reports as filed with the SEC remain available on the SEC website at http://www.sec.gov). It is important to keep this in mind because the operations on a consolidated basis of New York Health Care and Bio Balance for the second quarter of 2003 are being compared to the operations of Bio Balance only for the second quarter of 2002 without regard to those of New York Health Care for that period.

     New York Health Care operates its business in two segments; the home health care business, which has been in operation for more than fifteen years, and the specialty pharmaceutical business of Bio Balance, which was begun in 2001 and is still in its development stage.

RESULTS  OF  OPERATIONS

     Revenues for the six months ended June 30, 2003 increased to approximately $22,815,000 from no reported revenue for the six months ended June 30, 2002. Revenues for the three months ended June 30 2003 increased to approximately $10,820,000 from no reported revenue for the three months ended June 30, 2002.

     Cost of professional care of patients for the six months ended June 30, 2003 increased to approximately $18,239,000 from no reported costs for the six months ended June 30, 2002. Cost of professional care of patients for the three months ended June 30, 2003 increased to approximately $8,532,000 from no reported costs for the three months ended June 30, 2002.

     Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2003 increased 1,165.5% to approximately $5,910,000 from approximately $467,000 for the six months ended June 30, 2002. Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2003 increased 1,096.5% to approximately $2,704,000 from approximately $226,000 for the three months ended June 30, 2002. The increase in expenses for these periods is the result of combining the SG&A of two segments as compared to SG&A of only one segment.

     The loss of $19,694,000 for the six months ended June 30, 2003 includes a charge of $17,869,000 for the impairment of goodwill a charge that is non-cash in nature. This was the result of the valuation of assets in conjunction with the merger in January 2003.

     The impairment charge of $17,869,000 is non-cash in nature and does not affect the Company's liquidity.

     For the six months ended June 30, 2003 the Company suffered a net loss of $19,694,000 as compared to a net loss of $719,000 for the six months ended June 30, 2002. The net loss of approximately $19,694,000 for the six months ended June 30, 2003 includes the impairment non-cash charge of $17,869,000, and also includes a non-cash expense in the amount of $1,037,000 resulting from an increase in the fair value of the options as a result of the merger and the issuance of stock options to consultants. Without these two non-cash items, the net loss would be $788,000. This amount includes net income of $292,000 from the operations of the home health care segment offset by operating losses, net of non-cash compensation, of $1,080,000 from the Bio Balance segment.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002.

RESULTS  OF  OPERATIONS

     For the three months ended June 30, 2003 the company suffered a net loss of $689,000, as compared to a net loss of $338,000 for the three months ended June 30, 2002. The net loss of approximately $689,000 includes a non-cash expense in the amount of $284,000 resulting from the issuance of stock option to consultants. Without this non-cash, item, the net loss would be $405,000. This amount includes net income of $149,000 from the operations of the home care segment offset by operating losses, net of non-cash compensation of $554,000 from the Bio Balance segment.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash at June 30, 2003 increased by approximately $5,576,000, as compared to December 31, 2002. The increase is the result of combining cash from two segments, as compared to cash of only one segment.

Home  Health  Care  Segment

     The home health care segment has a $4,000,000 line of credit with a lending institution that renewed November 28, 2002. The availability of the line of credit is based on a formula, which is 85% of eligible accounts receivable. As of June 30, 2003 the amount available to borrow based on the formula was $4,000,000. The only restrictive covenant is that the home health care segment has a net worth greater then $500,000.

     For the six months ended June 30, 2003, net cash provided by operating activities was approximately $990,000, as compared to cash used of approximately $555,000 during the six months ended June 30, 2002, an increase of $1,545,000. The $990,000 provided by operations for the six months ended June 30, 2003 was principally due to an increase in accounts payable and accrued expenses, an increase in due to HRA, increase in non-cash amortization of stock options, and an increase in goodwill impairment, offset by an increase in accounts receivable and unbilled services, an increase in prepaid expenses and other assets and a net loss for the period.

     Net cash provided by investing activities for the six months ended June 30, 2003 totaled approximately $3,178,000, due mainly to cash acquired from the purchase of the Bio Balance subsidiary.

     Net cash provided by financing activities for the six months ended June 30, 2003 totaled approximately $1,308,000, resulting from proceeds of the issuance of common stock by Bio Balance immediately prior to the acquisition and collection of subscription receivable.

     As of June 30, 2003, approximately $6,111,000 (approximately 32.6%) of the company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers. As of June 30, 2002 Bio Balance had no accounts receivable.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the company to collect its account receivable, calculated from the date services are billed. For the six months ended June 30, 2003, the Company's DSO was 58. For the three months ended June 30, 2003, The Company's DSO was 59. As of June 30, 2002 Bio Balance had no accounts receivable.

Bio Balance Segment

     Since its inception in 2001, Bio Balance received aggregate gross proceeds of $6,889,000 in a series of private placements from the sale of common stock. As of June 30, 2003, Bio Balance had cash on hand of approximately $2,494,000, all of which was available to fund operations. Bio Balance estimates that its capital requirements for the remainder of 2003 will be approximately $1,750,000. This budget assumes that Bio Balance will continue along the Medical Food Approval track with the FDA.

POTENTIAL  REGULATORY  CHANGES

Home  Health  Care  Regulation

     There have been reports concerning federal budget negotiations regarding potential changes in the way the Government will reimburse home health care companies in the future, including the possibility of capitation. While the company is not currently a Medicare-Certified Home Health Agency subject to these changes, most of the company's referral sources are and they may be negatively impacted by this legislation which was adopted to control home health care costs. While it is still premature to discern what impact, if any, the potential changes may have on the company's operations; there can be no assurance that future legislation will not result in reduced reimbursement rates from referral sources. Please see Part II, Item 5 for additional information on state regulatory activities.

     BioBalance
     Regulatory  Strategy

     BioBalance intends to comply with applicable requirements for the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food for the treatment of IBS and symptoms. To be marketed as a medical food: 1) the ingredients must be either approved food additives or "generally recognized as safe" (GRAS); and 2) the product must satisfy the statutory definition of a medical food.

     Under the current regulatory process, companies wishing to introduce new food ingredients must make a determination (using outside panel of experts) that the ingredients in the product are generally recognized as safe (GRAS) before introducing the product to market. GRAS status is self determined by the company introducing the product without the need for any pre-marketing clearance from the FDA, although a process of voluntary notification to the agency is available, in which case FDA has 90 days to raise questions or objections to the GRAS self-determination.

     BioBalance began the process of establishing GRAS status last year. Patton Boggs was retained to develop and implement a process to establish GRAS and to conduct clinical studies to obtain statistically significant data to support the safety of the product. Under that process, (1) an exhaustive review and write-up of scientific literature relating to the safety of the product needs to be performed, (2) laboratory testing needs to be conducted to verify that the product in question is the same as reflected in the scientific literature reviewed, and (3) a panel of experts must review the literature and laboratory results and render an opinion that the product satisfies GRAS status.

     As a second requirement for obtaining medical food status, the Company needs to demonstrate that PROBACTRIX(TM) fulfills the statutory definition of a medical food. Medical foods are intended to address the distinctive nutritional requirements of patients with particular diseases under medical supervision. Unlike dietary supplements, medical food labels may contain disease claims and require clinical proof of efficacy for each indication.

     A panel composed of the GRAS experts and additional members with relevant clinical and regulatory expertise must also review PROBACTRIX(TM) for medical food status, and provide an opinion as to whether the product meets the medical food definition.

     As of the date of this report, (1) the literature review had been completed, (2) laboratory testing to verify the character of BioBalance's product had been completed at two universities and at a well known and established testing center for bacteriological strains, and (3) the first peer reviewed article relating to PROBACTRIX(TM) has been published, and efforts are ongoing to publish additional articles covering BioBalance's complete dossier. In February 2003, BioBalance hired Dr. Robert Hoerr, MD, Ph.D., and Dr. Eileen Bostwick, Ph.D., as Director of Medical and Regulatory Affairs, and Director of Research and Development, respectively, to complete the GRAS and medical food determination process. In May of 2003, the Company retained the services of Sidley Austin to accelerate the development of PROBACTRIX(TM) as a medical food and also explore additional regulatory pathways for its core technology as prescription or OTC drugs. BioBalance anticipates that completion of the GRAS certification process will occur by first quarter of 2004 or earlier.

     Although BioBalance intends to comply with the procedures and regulations to establish and market its product as a medical food, there can be no assurance that GRAS status will be achieved, or that the FDA will not contest the GRAS status of the ingredient(s) in PROBACTRIX(TM) or the medical food status of our product. Such action by the FDA could delay for an extended period, or indefinitely, the introduction of our product to the market pending resolution of the product's status or, in the alternative, compliance with the regulatory process applicable to ethical drugs.

     In July 2003, the Company announced that in addition to its plan of introducing PROBACTRIX(TM) as a medical food in the United States, and as a result of a successful trial which was conducted overseas, it plans on pursuing an Over the Counter Drug (OTC) for anti-biotic associated diarrhea and also plans to file an Investigational New Drug application (IND) for the approval of a form of PROBACTRIX (TM) as an ethical drug for radiation and chemotherapy induced diarrhea.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not  applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures.

     As required by Rule 13a-15 under the Act, as of the end of the period covered by this report, the company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the company's Chief Executive Officer ("CEO"), and Principal Financial and Accounting Officer ("CFO"). Based upon that evaluation, the company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the Company's periodic SEC filings.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Act is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes  in  Internal  Controls.

     There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Melissa Stephens, et al. v. New York Health Care, Inc.
------------------------------------------------------

     The plaintiff, an employee of New York Health Care, initiated this lawsuit in April 2003 in the United States District Court for the Southern District of New York, alleging that she is entitled under the federal Fair Labor Standards Act ("FLSA") to overtime premium wages of one and one-half times her regular rate of pay for hours worked in excess of forty per week. The plaintiff is claiming $75,000.00 in damages, including liquidated damages, plus interest and attorneys fees. Additionally, under the "collective action" provisions of the FLSA, the plaintiff may join other employees in this lawsuit who are "similarly situated" to plaintiff, i.e., are personal care aides who have worked in excess of forty hours per week without receiving compensation of at least one and one-half times their regular rates of pay.

     The company has filed an answer to the complaint stating that the plaintiff, a personal care aide, is exempt from the FLSA's minimum wage and overtime requirements under the "companionship exemption" of that law, and that she has been paid all of the wages, including required overtime compensation, to which she is entitled under New York State law.

     No decision has been made by the Court as to whether the case will be certified as a collective action. The case is presently in the discovery phase and no trial date has been set. The company believes it has a valid legal defense and expects to prevail.

ITEM 5.      OTHER INFORMATION.

GOVERNMENT REGULATION
---------------------

     Various aspects of our home health care business are regulated by the federal government, and the States of New York and New Jersey, where we currently operate. Changes in the law or new interpretations of existing laws can have a material affect on our home health care business, the relative costs associated with it and the amount of reimbursement by government and other third-party payers.

     The legislatures of the States of New York and New Jersey are in the process of adopting new legislation which could have a material adverse affect on our home health care business. While the legislation in New York, which has been passed by the Assembly and Senate but not yet signed by the Governor, may increase our cost of doing business, the legislation under consideration in New Jersey has the potential of closing private home health care agencies in New Jersey whose business consists primarily of Medicaid and State-funded services.

     New Jersey

     The legislation being considered by the New Jersey Assembly and Senate (Assembly bill A3778; Senate bill S2662) would establish four Quality Home Care Councils in various regions throughout the state.

     All home health care aides (who are the persons principally employed by home health care businesses, such as ours, in rendering home health care services), would be required to register with the various State-funded Home Care Councils. Moreover, each Home Care Council would be State-funded and could employ the registered health aides, including relatives of the consumers, to provide home health and personal care services.

     The Home Care Council would provide a referral service to enable consumers to find personnel for the provision of home care services from the list of aides maintained by each Home Care Council. Each Home Care Council would also determine the duties and compensation of these aides. The pending legislation also permits the Home Care Councils to cover their costs of establishing and maintaining the referral registry by assessing and collecting fees from private home health care agencies, such as our company, and various other persons seeking to access the referral registry.

     All persons in New Jersey who are qualified and available to provide Medicaid-funded or other State-funded home health care or personal care aide services would be compelled to enroll in the referral registry of the respective Home Care Councils as a condition of their authorization to provide such services.

     The pending New Jersey legislation would also establish a minimum wage of not less than ten dollars per hour for the employment of home health and personal care aides, whether employed by the state or private agencies and businesses, such as the company. The minimum wage level in the proposed legislation is higher than average wage levels paid by the company in New Jersey.

     Private agencies employing home health and personal care aides in New Jersey would also be required to pay to the Home Care Council in its region an initial enrollment fee for each aide who provides Medicaid-funded or other State-funded home health or personal care aide services.

     The legislation would require private agencies supplying Medicaid-funded or State-funded home health and personal care aide services to limit spending for administrative costs to not more than 25% of the total annual revenue received from Medicaid-funded or other State-funded home health or personal care aide services. Private agencies would also have to file annual cost reports for the Department of Human Services or Department of Health and Senior Services based upon the categories of administrative expenses limited by the legislation.

     For the year ended December 31, 2002, the company's wholly-owned subsidiary operating in New Jersey, Helping Hands Healthcare, received 69% of its revenues from Medicaid-funded and other State-funded services in New Jersey, which represents 12% of the Company's home health care division revenues. Thus far during 2003, Helping Hands Healthcare has received approximately 66% of its revenues from these sources in New Jersey, representing approximately 10% of the Company's home health care division revenues.

     The Company's management believes that if the presently pending New Jersey legislation described becomes a law, it would likely result in the costs of private home health care business in New Jersey increasing to such an extent that it would be unprofitable to continue home health care operations in that state.



     New  York

     The New York State Assembly and Senate have passed an act to amend the Public Health Law in relation to home heath care services, agency reimbursement and reporting requirements (Assembly Bill A3612; Senate Bill S2949). As of the date of this report, the governor of New York has not yet signed this legislation into law.

     The new law would require that any private agency providing home health care services must file a report including a complete description of its operations; and the type, frequency and reimbursement for services provided including, but not limited to, reimbursement from federal and state governmental agencies. Moreover, the Commissioner of Health would be required to adopt rules and regulations for licensed home care services agencies which would establish a cap on administrative and general costs equal to the approximately 25% cap on such costs presently required of Certified Home Health Agencies.

     The Company is already subject to the approximately 25% limit on administrative and general costs equal to a Certified Home Health Agency and is similarly required to file the type of reports which would also be required by the new legislation. However, one of the company's branch offices, which does not have a Medicaid contract and is therefore not subject to such restrictions, would be required by the new law to file the reports and observe the approximately 25% administrative and general costs limitation, even though it does not receive any direct reimbursement from any government programs.

     If the New York State legislation is signed into law by the Governor, the company's management believes that it will result in increased costs to the company which it may not be able to recover through increased charges.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required by item 601 of Regulation S-K.

          Exhibit
          Number               Description of Exhibit
          ------               ----------------------

            31                 Rule 13(a)-14(a)/15(d)-14(a) Certifications.

            32                 Section 1350 Certification.

     (b) Reports on Form 8-K

           On May 23, 2003, New York Health Care filed a report on Form 8-K which discussed, under Item 9, a company press release regarding its consolidated financial results for the first quarter ended March 31, 2003, which included a "non-GAAP" financial measure.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2003

                         NEW YORK HEALTH CARE, INC.


                         By:     /s/ Jacob Rosenberg
                                 --------------------------------------
                                 Jacob Rosenberg, Vice President, Chief
                                 Operating Officer, Chief Financial and
                                 Accounting Officer, Secretary