Form 10-Q
period 2003-09-30
NEW YORK HEALTH CARE INC
filed 2003-11-13
CIK 1018354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X.   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
-    ACT  OF  1934
     For the quarterly period ended: SEPTEMBER 30, 2003

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,938,976

                         PART I - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS.

(a) New York Health Care's unaudited, interim financial statements for its third fiscal quarter (nine months and three months ended September 30, 2003) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found at Item 2, following the financial statements.



                                 NEW YORK HEALTH CARE, INC.
                                 AND SUBSIDIARIES

                                 CONSOLIDATED FINANCIAL STATEMENTS

                                 FOR THE NINE MONTHS ENDED
                                 SEPTEMBER 30, 2003

                                NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                  ASSETS



                                                                 September  30, 2003    December 31, 2002
                                                                ---------------------  -------------------
                                                                     (Unaudited)            (Note 1)
Current assets:
   Cash and cash equivalents                                    $          6,836,091   $        2,625,378
   Restricted cash                                                                 -              100,000
   Due from lending institution                                               96,300                    -
   Accounts receivable, net of allowance for uncollectible
      amounts of $378,000                                                  6,218,802                    -
   Subscriptions receivable                                                        -              290,000
   Unbilled services                                                         114,277                    -
   Prepaid expenses and other current assets                                 544,979               36,342
                                                                ---------------------  -------------------
         Total current assets                                             13,810,449            3,051,720

Property and equipment, net                                                  161,247                    -
Goodwill                                                                     900,587                    -
Other intangible assets, net                                               6,113,685            1,936,033
Deferred merger costs                                                              -              248,363
Other assets                                                                  73,619               23,333
                                                                ---------------------  -------------------
         Total assets                                           $         21,059,587   $        5,259,449
                                                                =====================  ===================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                              $          1,569,173   $                -
   Current portion of lease obligations payable                                2,778                    -
   Accounts payable and accrued expenses                                   4,583,067              349,182
   Due to HRA                                                              3,163,888                    -
   Due to related parties                                                  1,540,526                    -
                                                                ---------------------  -------------------
         Total current liabilities                                        10,859,432              349,182
                                                                ---------------------  -------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; Class A Preferred, 590,375 authorized,
      issued and outstanding                                                   5,904                    -
   Common stock, $.01 par value,100,000,000 shares
      authorized; 24,943,821 shares issued and 24,938,976
      outstanding as of September 30, 2003; 50,000,000 shares
      authorized; 21,116,494 shares issued and outstanding
      as of December 31, 2002                                                249,438              211,165
   Additional paid-in capital                                             32,599,494            6,550,328
   Deficit                                                               (22,644,368)          (1,851,226)
   Less: Treasury stock (4,845 common shares at cost)                        (10,313)                   -
                                                                ---------------------  -------------------
         Total shareholders' equity                                       10,200,155            4,910,267
                                                                ---------------------  -------------------
         Total liabilities and shareholders' equity             $         21,059,587   $        5,259,449
                                                                =====================  ===================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                 For The Three Months Ended   For The Nine Months Ended
                                                        September  30,              September  30,
                                                 --------------------------  ---------------------------
                                                     2003          2002          2003           2002
                                                 ------------  ------------  -------------  ------------
Net patient service revenue                      $11,044,365   $         -   $ 33,859,114   $         -
                                                 ------------  ------------  -------------  ------------

Expenses:
   Professional care of patients                   8,821,090             -     27,059,757             -
                                                 ------------  ------------  -------------  ------------
   Product development                               211,287        24,669        476,376       171,717
                                                 ------------  ------------  -------------  ------------
   General and administrative
        (excluding noncash compensation)           2,482,798       177,957      7,357,024       644,507
   Noncash compensation                              460,845             -      1,497,021             -
                                                 ------------  ------------  -------------  ------------

     Total general and administrative expenses     2,943,643       177,957      8,854,045       644,507
                                                 ------------  ------------  -------------  ------------


   Goodwill impairment                                     -             -     17,869,339             -
   Bad debt expense                                   15,000             -         35,250             -
   Depreciation and amortization                     165,913        52,300        394,668       157,300
                                                 ------------  ------------  -------------  ------------

      Total operating expenses                    12,156,933       254,926     54,689,435       973,524
                                                 ------------  ------------  -------------  ------------

Loss from operations                              (1,112,568)     (254,926)   (20,830,321)     (973,524)

Non-operating expenses:
   Interest income                                    13,376             -         37,649             -
   Interest expense                                        -             -           (470)            -
                                                 ------------  ------------  -------------  ------------


Net loss                                         $(1,099,192)  $  (254,926)  $(20,793,142)  $  (973,524)
                                                 ============  ============  =============  ============

Basic and diluted loss per share                 $     (0.05)  $     (0.01)  $      (0.86)  $     (0.05)
                                                 ------------  ------------  -------------  ------------

Weighted and diluted average shares               24,375,497    20,270,356     24,062,556    20,138,490
outstanding                                      ============  ============  =============  ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                           (UNAUDITED)


                                                                       Preferred          Additional           Treasury
                                           Common  Stock                  Stock             Paid-In             Stock
                                     ---------------------------  ----------------------               -------------------------
                                        Shares         Amount      Shares      Amounts      Capital      Shares        Amount
                                     ------------  -------------  ---------  -----------  -----------  ------------  -----------

Balance at January 1, 2003            21,116,494   $    211,165           -            -  $ 6,550,328

Common stock issued for cash, net        327,327          3,273                             1,025,535

Reverse acquisition on
January 2, 2003                        2,500,000         25,000     590,375  $     5,904   19,940,579       24,846   $  (31,483)

Revaluation of options/warrants
as part of the reverse acquisition                                                            721,100

Common stock issued for the
purchase of intangibles assets on
August 20, 2003                        1,000,000         10,000                             3,590,000

Issuance of treasury stock pursuant
to the exercise of options at an
average exercise price of  $.86                                                                (3,969)     (20,001)      21,170

Warrants earned  for service                                                                  775,921

Net loss
                                     ------------  -------------  ---------  -----------  -----------  ------------  -----------

Balance at September 30, 2003         24,943,821   $    249,438     590,375  $     5,904  $32,599,494        4,845   $  (10,313)
                                     ============  =============  =========  ===========  ===========  ============  ===========



                                        Deficit          Total
                                     ---------------  ------------
Balance at January 1, 2003           $   (1,851,226)  $ 4,910,267

Common stock issued for cash, net                       1,028,808

Reverse acquisition on
January 2, 2003                                        19,940,000

Revaluation of options/warrants
as part of the reverse acquisition                        721,100

Common stock issued for the
purchase of intangibles assets on
August 20, 2003                                         3,600,000

Issuance of treasury stock pursuant
to the exercise of options at an
average exercise price of $.86                             17,201

Warrants earned  for service                              775,921

Net loss                                (20,793,142)  (20,793,142)
                                     ---------------  ------------

Balance at September 30, 2003        $  (22,644,368)  $10,200,155
                                     ===============  ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)



                                                                       For The Nine Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                           2003          2002
                                                                       -------------  -----------

Cash flows from operating activities:
   Net loss                                                            $(20,793,142)  $ (973,524)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Goodwill impairment                                             17,869,339            -
         Noncash compensation                                             1,497,021            -
         Depreciation and amortization                                      394,668      167,047
         Bad debts expense                                                   35,250            -
         Changes in operating assets and liabilities
            net of effects of purchase of subsidiary:
               Increase in accounts receivable
                  and unbilled services                                    (992,684)           -
               Increase in prepaid expenses and other current assets       (324,014)     (17,833)
               Decrease in due from lending institution                      56,525            -
               Decrease (increase) in other assets                            2,960     (112,709)
               Increase in accrued payroll                                  371,398            -
               Decrease in accounts payable and accrued expenses         (1,088,503)     143,016
               Increase in due to HRA                                     1,232,091            -
               Increase in due to related parties                         1,540,526            -
                                                                       -------------  -----------
                  Net cash used in operating activities                    (198,565)    (794,003)
                                                                       -------------  -----------

Cash flows from investing activities:
   Net cash acquired from purchase of subsidiary                          3,407,442            -
   Acquisition of property and equipment                                    (33,774)           -
   Acquisition of intangible assets                                        (384,896)     (54,156)
   Decrease (increase) in restricted cash                                   100,000     (100,000)
                                                                       -------------  -----------
                     Net cash provided by (used in)
                       investing activities                               3,088,772     (154,156)
                                                                       -------------  -----------

Cash flows from financing activities:
   Exercise of options                                                       17,201
   Payments on lease obligation payable                                     (15,503)           -
   Proceeds of issuance of common stock                                   1,028,808    1,551,468
   Collection of subscription receivable                                    290,000            -
                                                                       -------------  -----------
                     Net cash provided by financing activities            1,320,506    1,551,468
                                                                       -------------  -----------

Net increase in cash and cash equivalents                                 4,210,713      603,309

Cash and cash equivalents at beginning of period                          2,625,378      896,426
                                                                       -------------  -----------

Cash and cash equivalents at end of period                             $  6,836,091   $1,499,735
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

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The  purchase  price  of  the  acquisition  was  as  follows:

     Value of New York Health Care common stock      $13,100,000
     Value of New York Health Care preferred stock     1,890,000
     Value of New York Health Care options/warrants    4,950,000
     BioBalance's transaction costs                      390,000
                                                     -----------

  Total purchase price                               $20,330,000
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

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


As part of the merger, outstanding BioBalance options/warrants (586,452 shares) became exercisable for New York Health Care stock. Compensation expense of $721,100 was recorded on January 2, 2003 for the increase in the fair value of the vested BioBalance options/warrants as a result of the merger. The unvested options/warrants will be remeasured at the fair value on the date of vesting and recorded as compensation expense, which was $6,706 and $28,135 for the three and nine months ended September 30, 2003.

As part of their employment agreements, if the two officers/directors from New York Health Care are terminated from the Board of Directors prior to the expiration of their employment agreements, they will enter into consulting agreements with the Company for a period of not less than five years commencing with the date of termination. As compensation, the Company will issue an option to each officer/director to acquire 500,000 shares of the Company common stock at the fair market value on date of termination. These options are contingent upon future services and will be recorded under EITF 96-18. In addition, the agreements required a payment to them if a change in control of New York Health Care occurred. This amounted to $1,940,526 and was recorded as a liability in due to related parties in the net assets of New York Health Care on January 2, 2003. As of September 30, 2003, this amounted to $1,440,526.

Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to New York Health Care's net tangible and intangible assets based on their fair values as of January 2, 2003. At January 2, 2003, New York Health Care's tangible assets and liabilities at fair value were as follows:

        Cash                                       $ 3,549,000
        Due from lending institution                   153,000
        Accounts receivable                          5,280,000
        Unbilled services                               96,000
        Prepaid expenses and other current assets      185,000
        Property and equipment                         225,000
        Other assets                                    53,000
        Accrued payroll                             (1,198,000)
        Current portion of lease obligation            (18,000)
        Accounts payable and accrued expenses       (3,382,000)
        Due to related parties                      (1,941,000)
        Due to HRA                                  (1,932,000)
                                                   ------------

                                                   $ 1,070,000
                                                   ============

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
                                                  -----------
                                                  $20,330,000
                                                  ===========

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and nine months ended September 30, 2003 and 2002 as if the acquisition had occurred at the beginning of the respective period.


                              For The Three                   For The
                              Months Ended               Nine Months Ended
                              September  30,               September  30,
                         -------------------------  ---------------------------
                             2003         2002          2003           2002
                         ------------  -----------  -------------  ------------

Net revenue              $11,044,365   $9,824,500   $ 33,859,114   $28,882,290

Net loss for the period  $(1,099,192)  $ (122,030)  $(20,793,142)  $  (666,461)

Net loss per share       $     (0.05)  $    (0.01)  $      (0.86)  $     (0.03)

Included in the net loss for the nine months ended September 30, 2003 is a goodwill impairment charge of $17,869,339.

Private  Placement:

On January 2, 2003, BioBalance completed a private placement of 327,327 shares of its common stock. The shares were offered to accredited investors at a price of approximately $3.27 per share for aggregate gross proceeds of $1,072,000 and net proceeds of $1,028,808.

NOTE  3  -  LOSS  PER  SHARE:

Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to a loss for the nine months ended September 30, 2003 and 2002, options, warrants and preferred stock outstanding of 3,706,868 and 493,066 at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE  4  -  GOODWILL  AND  INTANGIBLE  ASSETS:

As a result of the merger, the Company had recognized goodwill on the transaction. The goodwill is associated with the home care business and on the date of the merger, the Company determined that the goodwill was impaired. The indicator leading to an impairment was the fact that, based on the current home health care market, the home health care business could not be sold in the open market for its recorded purchase price. The Company hired a valuation expert who valued the Company using the capitalized earnings/cash flow methodology and the market multiple approach. Based on these methodologies, it was determined that an impairment had been incurred. The goodwill impairment amounted to $17,869,339.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2003 were as follows:


                                                       Goodwill
                        -------------------------------------------------------------------------
                            Balance         Acquisition        Impairment           Balance
                        January 1, 2003   January 2, 2003   January 2, 2003   September 30, 2003
                        ----------------  ----------------  ----------------  -------------------
  New York Health Care  $              -  $     18,769,926  $     17,869,339  $           900,587
  BioBalance            $              -  $              -  $              -  $                 -

The impairment charges are noncash in nature and do not affect the Company's liquidity.

The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                              September 30, 2003
                            ----------------------------------------------------------
                                                                            Estimated
                            Gross Carrying    Accumulated   Net Carrying   Useful Life
                                Amount       Amortization      Amount         Years
                            ---------------  -------------  -------------  -----------
     Intellectual property  $     3,576,500  $     449,771  $   3,126,729           10
     Patents/trademarks           1,876,029         56,323      1,819,706           10
     Non-compete agreement          770,000         19,250        750,750            5
     Patient list                   100,000         15,000         85,000            5
     Customer base                  390,000         58,500        331,500            5
                            ---------------  -------------  -------------

                            $     6,712,529  $     598,844  $   6,113,685
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
                            ===============  =============  =============

On August 20, 2003, the Company purchased from NexGen Bacterium Inc ("NexGen") certain proprietary technology and intellectual property assets that did not constitute a business. The purchase price for the assets is comprised of a $250,000 payment and the issuance of 1,000,000 shares of the Company's $.01 par-value common stock. The stock was valued at $3,600,000 based on a closing price of $3.60 per share on August 20, 2003. The asset acquisition agreement includes noncompetition provisions restricting NexGen from competing with the Company for a period of five years. Management has allocated the purchase price as follows: intellectual property: $1,540,000, patents: $1,540,000, and noncompete agreement: $770,000. These assets are being amortized over their estimated useful lives of 10 years for intellectual property and patents and 5 years for the noncompete agreement.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  5  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                September 30, 2003   December 31, 2002
                                -------------------  ------------------

     Accounts payable           $           401,457  $          349,182
     Accrued expenses                       460,436                   -
     Accrued employee benefits            3,721,174                   -
                                -------------------  ------------------

                                $         4,583,067  $          349,182
                                ===================  ==================

NOTE  6  -  LINE  OF  CREDIT:

The Company has a $4,000,000 line of credit with Heller Financial that expires November 29, 2004. The availability of the line of credit is based on a formula of eligible accounts receivable. At September 30, 2003, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum net worth. Borrowings under the agreement bear interest at prime plus 1 1/2% (5.50% at September 30, 2003).

At September 30, 2003, there was an amount due from Heller Financial of $96,300. This is due to a lockbox being used by the Company; all collections are deposited with Heller Financial and then transferred to the bank.

NOTE  7  -  SHAREHOLDER'S  EQUITY:

In January 2003, the Company issued 327,327 shares of common stock for gross proceeds of $1,072,000.

On January 2, 2003, the Company recapitalized 2,475,154 shares of common stock and 590,375 shares of preferred stock in connection with the reverse acquisition.

On August 20, 2003, the Company issued 1,000,000 shares of common stock in connection with the purchase of intangible assets.

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

The Company issued treasury stock for the exercise of options that occurred in September 2003. The Company assigned a cost to the treasury stock based on the first-in, first-out method.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  8  -  STOCK  OPTION/WARRANTS:

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net loss, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No.148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No.123. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                                                          For The Three                For The
                                                          Months Ended            Nine Months Ended
                                                            Sept. 30,                  Sept. 30,
                                                    ------------------------  -------------------------
                                                        2003         2002          2003         2002
                                                    ------------  ----------  -------------  ----------
     Net loss, as reported                          $(1,099,192)  $(254,926)  $(20,793,142)  $(973,524)
     Less stock-based compensation expense
        determined under fair value method for
        all stock options, net of related income
        tax benefit                                    (137,600)          -     (1,538,475)          -
                                                    ------------  ----------  -------------  ----------

     Pro forma net loss                             $(1,236,792)  $(254,926)  $(22,331,617)  $(973,524)
                                                    ============  ==========  =============  ==========

     Basic and diluted loss per share, as reported  $     (0.05)  $   (0.01)  $      (0.86)  $   (0.05)
     Basic and diluted loss per share, pro forma    $     (0.05)  $   (0.01)  $      (0.93)  $   (0.05)

On January 15, 2003, the Company granted a consultant a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $4.15 per share. The warrant expires in one year. On February 3, 2003, the Company granted a consultant a warrant to purchase up to 35,000 shares of Common Stock at an exercise price of $3.40 per share. The warrant expires in one year. On April 14, 2003, the Company granted a consulting firm a warrant to purchase up to 500,000 shares of common stock at an exercise price of $2.50 per share. The warrant expires in one year. On July 15, 2003, the Company granted two consultants warrants to purchase up to 135,000 shares of common stock at an exercise price of $2.70 per share. The warrants expire in one year. On September 15, 2003, the Company granted two consultants warrants to purchase up to 100,000 shares of common stock at an exercise price of $3.69 per share. The warrants will expire no later than September 15, 2008. Some of these warrants vest immediately and some warrants vest monthly. These warrants are expensed at the fair value on the date of vesting. For accounting purposes unvested warrants are not considered outstanding. For the three and nine months ended September 30, 2003, $460,845 and $775,921, respectively, was expensed as compensation for these warrants, which includes the compensation expense for the BioBalance warrants of $6,706 and $28,135 for the three months and nine months ended September 30, 2003.

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

On September 26, 2003, the Company granted 80,000 stock options, pursuant to its Performance Incentive Plan, to key employees at an exercise price of $3.77 per share (which was not less than the fair value on the date of the grant). The stock options expire in ten years.

On March 7, 2003, the Company granted each of three of its board members a warrant to purchase up to 20,000 shares of common stock at an exercise price of $3.14 per share (which was not less than the fair value on date of grant). The warrants expire in ten years. On June 16, 2003, the Company granted a board member a warrant to purchase up to 7,500 shares of common stock at an exercise price of $2.87 per share (which was not less than the fair value on the date of grant). The warrants expire in three years. Since the warrants and options were given to employees not less than fair value on the date of grant, no compensation expense was recorded.

At September 30, 2003, the Company has 4,712,500 shares of Common Stock reserved for issuance for these options and for options and warrants granted previously.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES:

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

In April 2003, the Company entered into a consulting agreement with a firm to assist the Company in developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals. The agreement provides for the firm to be compensated in the amount of 4% of the total gross consideration or value attributed to a business combination at the closing of a completed transaction. In addition, the consulting firm received a warrant to purchase up to 500,000 shares of the Company's common stock, which was described in Note 8.

LEGAL  PROCEEDINGS.

Melissa  Stephens,  et  al.  v.  New  York  Health  Care,  Inc.
---------------------------------------------------------------

The plaintiff, an employee of New York Health Care, initiated this lawsuit in April 2003 in the United States District Court for the Southern District of New York, alleging that she is entitled under the federal Fair Labor Standards Act ("FLSA") to overtime premium wages of one and one-half times her regular rate of pay for hours worked in excess of forty hours per week. The plaintiff is claiming $75,000.00 in damages, including liquidated damages, plus interest and attorneys fees. Additionally, under the "collective action" provisions of the FLSA, other employees in this lawsuit

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


who are "similarly situated" to plaintiff, i.e., personal care aides who have worked in excess of forty hours per week without receiving compensation of at least one and one-half times their regular rates of pay, may join in this lawsuit.

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

NOTE  10  -  RELATED  PARTY:

The Company has an obligation to an officer and a member of the board of directors of $100,000 at September 30, 2003 and December 31, 2002 which is included in due to related parties.

NOTE  11  -  INCOME  TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At September 30, 2003 and December 31, 2002, the Company has computed a deferred tax asset in the amount of approximately $1,645,000 and $852,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is more likely than not that such assets will not be realized in the foreseeable future. The valuation allowance increased by $158,000 and $793,000 during the three and nine months ended September 30, 2003, respectively.

NOTE 12 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                    For The Nine Months Ended
                                                    -------------------------
                                                     Sept. 30,   Sept. 30,
                                                        2003        2002
                                                     ----------  ----------
Supplemental cash flow disclosures:

        Cash paid during the period for:

            Interest                                 $      470  $        -
            Income taxes                             $   58,465  $    2,500

Supplemental schedule of non cash investing and financing activities:

The Company purchased intangibles which were
partially acquired through the issuance of 1,000,000
shares of common stock.                              $3,600,000  $        -

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  13  -  SEGMENT  REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a biotherapeutic agent for the treatment of gastrointestinal disorders.
BioBalance  has  not  generated  any  revenue  as  of  September  30,  2003.

                                     New York         Bio           Total
                                    Health Care     Balance      Consolidated
                                   -------------  ------------  --------------

NINE MONTHS ENDED SEPT. 30, 2003
Revenue:
   Net patient service revenue     $ 33,859,114   $         -   $  33,859,114
   Sales                                      -             -               -
                                   -------------  ------------  --------------
      Total revenue                $ 33,859,114   $         -   $  33,859,114
                                   =============  ============  ==============

Loss before income taxes           $(17,525,678)  $(3,267,464)  $ (20,793,142)

Assets                             $ 13,383,288   $ 7,676,299   $  21,059,587

THREE MONTHS ENDED SEPT. 30, 2003
Revenue:
      Net patient service revenue  $ 11,044,365   $         -   $  11,044,365
      Sales                                   -             -               -
                                   -------------  ------------  --------------
        Total revenue              $ 11,044,365   $         -   $  11,044,365
                                   =============  ============  ==============

Income (loss) before taxes         $     51,329   $(1,150,521)  $  (1,099,192)

Prior to its acquisition of New York Health Care on January 2, 2003, BioBalance only had one segment, which did not generate any revenue.

                                                      Bio           Total
                                                    Balance      Consolidated
                                                  ------------  --------------

NINE MONTHS ENDED SEPT. 30, 2002
Revenue:
   Sales                                          $        -   $           -
                                                  -----------  --------------
      Total revenue                               $        -   $           -
                                                  ===========  ==============

Loss before income taxes                          $ (973,524)  $    (973,524)
                                                  ===========  ==============

Assets                                            $3,649,543   $   3,649,543
                                                  ===========  ==============

THREE MONTHS ENDED SEPT. 30, 2002
Revenue:

   Sales                                          $        -   $           -
                                                  -----------  --------------
      Total revenue                               $        -   $           -
                                                  ===========  ==============
Loss before income taxes                          $ (254,926)  $    (254,926)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD  LOOKING  STATEMENTS

     Information provided by New York Health Care in this report may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contains information concerning the ability of the company to service its obligations and other financial commitments as they come due. The forward - looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

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

     (b) The Company derives substantial portions of its revenues from third-party payers including, both directly and indirectly, government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from non-governmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both government and non-government payers have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and non-governmental payer programs will be sufficient to cover the costs allocable to eligible patients. The company cannot predict whether or what proposals or cost-containment measures will be adopted or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the company.

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

     (e) BioBalance's business plans are subject to a variety of matters, including but not limited to (i) trends effecting the treatment of Irritable Bowel Syndrome, (ii) United States Food and Drug Administration regulations,
(iii) the possibility of rapid advances in treatment, (iv) the impact of competition from substantially larger companies, (v) the possible introduction of new products, (vi) BioBalance's need for alliances with potential manufacturers and marketing organizations, and (vii) other matters.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002.

     On January 2, 2003, New York Health Care, Inc. and The BioBalance Corp., a development stage company, in what amounted to a "reverse acquisition" consummated a business merger wherein BioBalance became a wholly-owned subsidiary of New York Health Care and the stockholders of BioBalance exchanged all of the issued and outstanding shares of BioBalance for approximately 90% of the issued and outstanding shares of New York Health Care. For accounting purposes, BioBalance is therefore considered to be the "accounting acquirer" in the transaction. As a result, the historical financial information in this report is that of BioBalance, not New York Health Care. (New York Health Care's prior reports as filed with the SEC remain available on the SEC website at http://www.sec.gov). It is important to keep this in mind because the operations on a consolidated basis of New York Health Care and BioBalance for the third quarter of 2003 are being compared to the operations of only BioBalance for the third quarter of 2002 without regard to those of New York Health Care for that period.

     New York Health Care, Inc. operates its business in two segments; the home health care business, which has been in operation for more than fifteen years, and the specialty pharmaceutical business of BioBalance, which was begun in 2001 and is still in its development stage.

RESULTS  OF  OPERATIONS

     Revenues for the nine months ended September 30, 2003 increased to approximately $33,859,000 from no reported revenue for the nine months ended September 30, 2002.

     Cost of professional care of patients for the nine months ended September 30, 2003 increased to approximately $27,060,000 from no reported costs for the nine months ended September 30, 2002.

     Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2003 increased 1,272.7% to approximately $8,854,000 from approximately $645,000 for the nine months ended September 30, 2002. The increase in expenses for these periods is the result of combining the SG&A of two segments as compared to SG&A of only one segment.

     The loss of $20,793,000 for the nine months ended September 30, 2003 includes a charge of $17,869,000 for the impairment of goodwill, which resulted from the valuation of assets in conjunction with the merger in January 2003.

     As a result of the merger, the Company had recognized goodwill on the transaction. The goodwill is associated with the home care business and on the date of the merger, the Company determined that the goodwill was impaired. The indicators leading to an important impairment was the fact that based on the current home health care market, the value of the home health care business would not generate the amount of goodwill as recorded in the merger if it were to be purchased in the open market basket based on its current sources of revenue, limited profit margin and potential regulatory threats, which could adversely affect the economic structure of its business. The Company hired a valuation expert who fair valued the Company using the capitalized earnings/cash flow methodology and the guidelines companies methodology. Based on these methodologies, it was determined that an impairment has been incurred.

     The impairment charge of $17,869,000 is non-cash in nature and does not affect the Company's liquidity.

     For the nine months ended September 30, 2003 the company suffered a net loss of $20,793,000 as compared to a net loss of $973,000 for the nine months ended September 30, 2002. The net loss of approximately $20,793,000 for the nine months ended September 30, 2003 includes the non-cash impairment charge of $17,869,000, and also includes a non-cash expense in the amount of $1,497,000 resulting from an increase in the fair value of the options as a result of the merger, and from the issuance of stock options to consultants. Without these two non-cash items, the net loss would have been $1,427,000. This amount includes net income of $343,000 from the operations of the home health care segment offset by operating losses, net of non-cash compensation, of $1,770,000 from the BioBalance segment.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002.

RESULTS  OF  OPERATIONS

     Revenues for the three months ended September 30, 2003 increased to approximately $11,044,000 from no reported revenue for the three months ended September 30, 2002.

     Cost of professional care of patients for the three months ended September 30, 2003 increased to approximately $8,821,000 from no reported costs for the three months ended September 30, 2002.

     Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2003 increased 1,553.9% to approximately $2,944,000 from approximately $178,000 for the three months ended September 30, 2002. The increase in expenses for the period is the result of combining the SG&A of two segments as compared to SG&A of only one segment.

     For the three months ended September 30, 2003 the company suffered a net loss of $1,099,000, as compared to a net loss of $255,000 for the three months ended September 30, 2002. The net loss of approximately $1,099,000 includes a non-cash expense in the amount of $461,000 resulting from the issuance of stock options to consultants. Without this non-cash item, the net loss would be $638,000. This amount includes net income of $51,000 from the operations of the home care segment offset by operating losses, net of non-cash compensation of $689,000 from the BioBalance segment.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash at September 30, 2003 increased by approximately $4,111,000, as compared to December 31, 2002. The increase is the result of combining cash from two segments, as compared to cash of only one segment.

Home  Health  Care  Segment

     The home health care segment has a $4,000,000 line of credit with a lending institution that renewed November 28, 2002. The availability of the line of credit is based on a formula, which is 85% of eligible accounts receivable. As of September 30, 2003 the amount available to borrow based on the formula was $4,000,000. The only restrictive covenant is that the home health care segment has a net worth greater then $500,000.

     For the nine months ended September 30, 2003, net cash used by operating activities was approximately $199,000, as compared to cash used of approximately $794,000 during the nine months ended September 30, 2002, a decrease of $595,000. The $595,000 used by operations for the nine months ended September
30, 2003 was principally due to an increase in due to related parties, an increase in due to HRA, increase in non-cash amortization of stock options, and an increase in goodwill impairment, offset by an increase in accounts receivable and unbilled services, an increase in prepaid expenses and other assets, a decrease in accounts payable and accrued expenses and a net loss for the period.

     Net cash provided by investing activities for the nine months ended September 30, 2003 totaled approximately $3,089,000, due mainly to cash acquired from the purchase of the BioBalance subsidiary.

     Net cash provided by financing activities for the nine months ended September 30, 2003 totaled approximately $1,321,000, resulting from proceeds of the issuance of common stock by BioBalance immediately prior to the acquisition and collection of subscription receivable.

     As of September 30, 2003, approximately $6,333,000 (approximately 30.1%) of the company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers. As of September 30, 2002 BioBalance had no accounts receivable.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the company to collect its account receivable, calculated from the date services are billed. For the nine months ended September 30, 2003, the Company's DSO was 62. For the three months ended September 30, 2003, the Company's DSO was
62.  As  of  September  30,  2002  BioBalance  had  no  accounts  receivable.

BioBalance  Segment

     Since its inception in 2001, BioBalance received aggregate gross proceeds of $6,889,000 in a series of private placements from the sale of common stock. As of September 30, 2003, BioBalance had cash on hand of approximately $1,828,000, all of which was available to fund operations. BioBalance estimates that its expenses for the remainder of 2003 will be approximately $1,084,000. This budget assumes that BioBalance will continue along the Medical Food Regulatory Pathway.

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

     BioBalance

Regulatory  Strategy

     BioBalance has been pursuing the introduction of its first product, PROBACTRIX(TM), to the United States market as a medical food for the dietary management of IBS symptoms for potential launch by late 2004. The Company anticipates completing the GRAS (generally recognized as safe) review process by First Quarter 2004. GRAS status is self-determined by the company introducing the product without the need for any pre-marketing clearance from the FDA, although a process of voluntary notification to the agency is available, in which case FDA has 90 days to raise questions or objections to the GRAS self-determination.

     The Company also plans to meet with the FDA in early 2004 to discuss the clinical development requirements for a prescription formulation of its proprietary biotherapeutic agent for a number of potential indications. Following this meeting, BioBalance hopes to determine the most expedient pathway for prescription drug approval.

     BioBalance has always viewed partnering with a larger pharmaceutical company with an established sales and distribution network as a viable option to maximize the business potential for PROBACTRIX. Recently, the Company has generated significant interest from global pharmaceutical companies looking to bolster their pipelines. Several of these companies have expressed a strong preference for prescription products. Our ultimate regulatory pathway for PROBACTRIX may include both an OTC Medical Food and a prescription drug depending on the partner selected and the partner's regulatory preference.

     The Company is also exploring the licensing of a veterinary formulation of PROBACTRIX as an animal feed additive to replace antibiotics. This has generated significant recent attention as governments and consumer groups have called for the reduction or elimination of unnecessary antibiotic use in farm animals.

     BioBalance recently completed the acquisition of a new platform technology of clinically-validated biotherapeutic agents from NexGen Bacterium Inc. for a purchase price consisting of 1,000,000 shares of the company's common stock. The acquisition included proprietary strains of Bacillus across all gastrointestinal indications that have undergone extensive laboratory and clinical testing and have been shown to possess natural anti-inflammatory, antibacterial and anti-viral properties. BioBalance intends to utilize these biotherapeutic agents in future products.

     Although BioBalance intends to comply with the procedures and regulations to establish and market its products as a medical food, there can be no assurance that GRAS status will be achieved, or that the FDA will not contest the GRAS status of the ingredient(s) in PROBACTRIX(TM) or the medical food status of our product. Such action by the FDA could delay for an extended period, or indefinitely, the introduction of our product to the market pending resolution of the product's status or, in the alternative, compliance with the regulatory process applicable to ethical drugs. These risks would also apply to prescription drug development, which also include the potential failure of the drug to achieve satisfactory clinical endpoints for the indications pursued.

ITEM 3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Not  applicable.

ITEM 4.     CONTROLS  AND  PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     As required by Rule 13a-15 under the Act, as of the end of the period covered by this report, the company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the company's Chief Executive Officer ("CEO"), and Principal Financial and Accounting Officer ("CFO"). Based upon that evaluation, the company's management, including the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the Company's periodic SEC filings.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Act is accumulated and communicated to management, to allow timely decisions regarding required disclosures.

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

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Melissa Stephens, et al. v. New York Health Care, Inc.
------------------------------------------------------

          The plaintiff, an employee of New York Health Care, initiated this lawsuit in April 2003 in the United States District Court for the Southern District of New York, alleging that she is entitled under the federal Fair Labor Standards Act ("FLSA") to overtime premium wages of one and one-half times her regular rate of pay for hours worked in excess of forty hours per week. The plaintiff is claiming $75,000.00 in damages, including liquidated damages, plus interest and attorneys fees. Additionally, under the "collective action" provisions of the FLSA, other employees in this lawsuit who are "similarly situated" to plaintiff, i.e., personal care aides who have worked in excess of forty hours per week without receiving compensation of at least one and one-half times their regular rates of pay, may join in this lawsuit.

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

     The new law requires that any private agency providing home health care services must file a report including a complete description of its operations; and the type, frequency and reimbursement for services provided including, but not limited to, reimbursement from federal and state governmental agencies. Moreover, the Commissioner of Health is required to adopt rules and regulations for licensed home care services agencies which establish a cap on administrative and general costs equal to the approximately 25% cap on such costs presently required of Certified Home Health Agencies.

     The Company is already subject to the approximately 25% limit on administrative and general costs equal to a Certified Home Health Agency and is similarly required to file the type of reports which are required by the new legislation. However, one of the company's branch offices, which does not have a Medicaid contract and was not subject to such restrictions, is now required by the new law to file the reports and observe the approximately 25% administrative and general costs limitation, even though it does not receive any direct reimbursement from any government programs.

     The company's management believes that the New York State legislation will result in increased costs to the company which it may not be able to recover through increased charges.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits required by item 601 of Regulation S-K.

          Exhibit
          Number         Description of Exhibit
          ------         ----------------------

              31         Rule 13(a)-14(a)/15(d)-14(a) Certifications.

              32         Section 1350 Certification.

     (b)  Reports on Form 8-K

          On August 21, 2003, New York Health Care filed a report on Form 8-K which discussed, under Item 9, a company press release regarding its consolidated financial results for the second quarter ended June 30, 2003.

          On August 28, 2003, New York Health Care filed a report on Form 8-K which discussed, under Item 12, an acquisition of assets on August 20, 2003.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2003

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