Form 10-K
period 2003-12-31
NEW YORK HEALTH CARE INC
filed 2004-03-31
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from:         to         .
                                              -------    -------

                           COMMISSION FILE NO. 1-12451

                           NEW YORK HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

                New  York                              11-2636089
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation  or  organization)

     1850 McDonald Avenue, Brooklyn, New York            11223
     (Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:     (718) 375-6700

Securities issued pursuant to Section 12(b) of the Act:

                                                   Name of exchange on
          Title of each class                       which registered
          -------------------                     -------------------

      Common Stock $.01 par value                Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $52,174,860 (last sale as of 6/30/03).

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 24,939,776 (as of March 19,
2004)

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of
1933.    None.

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K of New York Health Care, Inc. and its subsidiaries ("we" or the "Company") contains forward-looking statements. All statements, other than statements of historical fact, may be forward-looking statements. These include statements regarding the Company's future financial results, operating results, business strategies, projected costs, health care services, the therapeutic and commercial potential of technologies of the Company's BioBalance subsidiary, competitive positions, and plans and objectives of management for future operations. Forward-looking statements may be identified by use of words such as "may," "will," "should," "could," "expect,""plan," "anticipate," "believe," "estimate," "predict," "intend" and "continue," or the negative of these terms, and include the assumptions that underlie such statements. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in the section entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -Risks and Uncertainties." All forward-looking statements in this report are based on information available to the Company as of the date of this report and we assume no obligation to update any such statements.

     The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report. All references to fiscal year apply to the Company's fiscal year which ends on December 31.

RECENT  DEVELOPMENTS

On November 19, 2003, the Company learned that Paul Stark, a director of the Company and the President of BioBalance Corp., a subsidiary of the Company, and Yitzchok Grossman, a consultant to The BioBalance Corp., a subsidiary of the Company, had been indicted by the United States Attorney' for the Southern District of New York. A press release received by Company relating to the indictment did not describe the charges against Messrs. Stark or Grossman. On November 20, at the Company's request, Mr. Stark resigned from all positions with the Company and BioBalance. On November 24, the Company obtained a copy of the indictment and, on November 25, the Company's board of directors authorized an independent internal investigation regarding the indictment of Messrs. Stark and Grossman.

The indictment alleges that from February through April 2003, Messrs. Stark and Grossman conspired to manipulate the price and demand for the Company's common stock by offering to pay a bribe, consisting of warrants to purchase 500,000 shares of the Company's common stock, to an undercover FBI agent posing as the manager of a hedge fund, but does not allege any actual manipulation. The indictment alleges that Messrs. Stark and Mr. Grossman caused the Company's board of directors to approve issuance of the warrants by disguising the warrants as compensation to an outside consultant to be engaged to perform financial advisory services for BioBalance.

On November 25,the board also authorized suspension of the warrants referred to in the indictment and a stock option to purchase 100,000 shares of common stock granted to Mr. Stark and the termination of a consulting agreement between BioBalance and Emerald Asset Management, Inc., a company owned and controlled by Mr. Grossman, and appointed Dennis O'Donnell, BioBalance's Chief Operating Officer, as President of BioBalance,

On November 26, 2003, Listing Investigations, a division of the The Nasdaq Stock Market, Inc.("Nasdaq"), requested the Company to furnish documents and information relating to the indictment of Mr. Stark. Thereafter, independent legal counsel engaged by the Company to conduct the internal investigation contacted Listing Investigations and provided documents and information responsive to the request.

In January 2004, Nasdaq notified the Company that the Listing Investigations' staff had determined that the Company no longer qualified for inclusion in the Nasdaq Stock Market based on public interest concerns and the Company's failure to timely hold its 2002 annual stockholders in compliance with the Nasdaq Marketplace Rules. The Company responded to the notification by requesting a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. The hearing before the Nasdaq Listing Qualifications Panel was held on February 19, 2004 and the Company is awaiting the Panel's decision. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation- Risks and Uncertainties- Our Failure to Satisfy Nasdaq Listing Standards Could Result in Reduced Liquidity and Lower Stock Price."

The Company's independent internal investigation found no evidence that any current officer, director or employee of the Company or BioBalance knew of or participated in any alleged attempt to manipulate the Company's common stock and the investigation concluded that the Company responded properly to the indictment based upon the information available to the Company at that time.

In January 2004, in response to the recommendations of the Company's independent counsel, the board adopted a Code of Business Conduct and Ethics; a Code of Ethics for Senior Financial Officers; Insider Trading Policies; Communications and Whistle Blower Policies, a Corporate Governance/Nominating Committee Charter and amended the charters of its standing audit and compensation committees. The board also appointed four additional directors, including three new independent directors, set the agenda for and scheduled the fiscal 2002 annual stockholders meeting, and nominated a slate of seven directors, including a majority of independent directors, for election by the stockholders at the annual meeting. The Company held its 2002 annual stockholders meeting on February 13, 2004, at which the stockholders elected the seven directors and ratified the appointment of the Weiser LLP as the Company's auditors. The Company is currently treating the warrants referenced in the indictment and the options granted to Mr. Stark as being in effect in accordance with their terms.

                                     PART I

ITEM  1.  BUSINESS

GENERAL

     We are engaged in two industry segments, the delivery of home health care services (sometimes referred to as the "home health care business") and, following our acquisition of The BioBalance Corp. in a merger transaction in January 2003 (accounted for as a reverse acquisition of the Company by BioBalance), the development and planned manufacturing and marketing of proprietary biotherapeutic agents for the treatment of gastrointestinal disorders that are poorly addressed by current therapies via accelerated regulatory pathways. BioBalance is a wholly-owned subsidiary of the Company. See Notes 1 and 2 of Notes to Consolidated Financial Statement included elsewhere in this report.

     For information as to the financial performance of our home health care and BioBalance business segments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of Notes to Consolidated Financial Statements included elsewhere in this report.

     The Company is a New York corporation incorporated in 1983. Our principal executive offices are located at 1850 McDonald Avenue, Brooklyn, New York 11223, telephone (718) 375-6700.

HISTORY,  DEVELOPMENT  AND  OVERVIEW  OF  THE  COMPANY

     The Company was initially organized to act as a licensed home health care agency engaged primarily in supplying the services of paraprofessionals who provide a broad range of health care support services to patients in their homes.

     Our  home  health  care  business operates in all five boroughs of New York
City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. Our home health care business also operates in Jersey City, Edison, Whiting, Toms River, East Orange and Paterson, New Jersey under the name Helping Hands Healthcare. Our home health care services are supplied principally pursuant to contracts with health care institutions and governmental agencies, such as various county Departments of Social Services, the New York City Human Resources Administration, New Jersey Medicaid, Beth Abraham Health Services in the Bronx and Westchester County, Kingsbridge Medical Center, Aetna US Healthcare, and Gentiva Health Services.

     Our primary objective, in our health care business, is to enhance our position in the home health care market by increasing the promotion of our full service and specialty health care capabilities to existing and new referral sources; expand our markets and enter new markets by establishing additional branch offices and acquiring other related health care businesses; and develop complimentary home health care products and services, as well as maintaining our regular training and testing programs, and recruitment activities. See Item 1. Business - "Home Health Care Business."

     BioBalance is a development stage specialty pharmaceutical company incorporated in Delaware in May 2001. BioBalance is focused on the development of patented biotherapeutic agents for gastrointestinal (GI) disorders with significant unmet needs. BioBalance has pioneered the development of these agents based on what BioBalance believes to be outstanding science and a pharmaceutical development approach (e.g. randomized, double blind, placebo-controlled clinical trials in FDA-approved centers). From inception to completion of the reverse merger in January 2003, BioBalance has raised gross proceeds of approximately $6.8 million from the private placement of securities and has not, to date, generated any revenues, other than income from short-term investment of such proceeds.

     We believe that products developed from BioBalance's core technology will restore the microbial balance in the GI tract by displacing pathogenic bacteria and preventing their re-colonization. For example, recent clinical studies independently conducted by Dr. Mark Pimentel at Cedars-Sinai Medical Center in California have linked the overgrowth of pathogenic bacteria to Irritable Bowel Syndrome (IBS) symptoms. The Company believes that these studies support the rationale for the Company's potential products to address a potential root cause of GI disease, while also providing symptom relief. As such, it could represent a major shift in the treatment of many GI disorders.

CORPORATE  STRATEGY

     In completing the merger of the Company and BioBalance, management seeks to capitalize on the operating performance of the Company's home health care business and the growth potential of BioBalance's probiotics business, while allowing each business to operate as an autonomous business unit.

     The Company's home health care business, operating as a self-supporting business unit, will continue to seek selective growth opportunities and maintain exclusive control over its existing financial and operating resources.

     We intend to actively pursue BioBalance's business plan of developing, manufacturing and marketing its initial product PROBACTRIX(TM) and other products in its pipeline. While BioBalance will not have significant access to the financial or operating resources of the home health care business, we currently expect to seek additional funding for BioBalance from the sale of equity, debt or convertible securities of the Company.

HOME HEALTH CARE BUSINESS

Industry  Background

     Rising Health Care Costs - According to the Office of the Actuary at the Centers for Medicare & Medicaid Services, national health expenditures are projected to reach approximately $2.8 trillion in 2011, growing at a mean annual rate of 7.3% during the forecast period of 2001-2011. During this period, we expect health spending to grow 2.5% per year faster than nominal gross domestic product (GDP), so that by 2011 it will constitute approximately a 7.0% of GDP compared to its 2000 level of 13.2%. This projection represents a 0.9% percentage point increase in GDP share by 2010 compared with 2002 forecast. (NationalHealth Care Expenditures Projections: 2001-2011,
-------------------------------------------------------------
http://www.cms.hhs.gov/statistics/nhe/projections-2001/proj2001.pdf)
--------------------------------------------------------------------

     Aging Population - Although the growth of the U.S. population slowed somewhat during the 1990's because of the relatively small number of babies born during the Great Depression of the 1930's, it is expected that the older population will burgeon between the years 2010 and 2030 when the post WWII "baby boom" generation reaches age 65. By 2030, it is projected that there will be approximately 70 million older persons, more than twice the number in 2000. People 65 and older, who represented 12.4% of the population in the year 2000, are expected to grow to approximately 20% of the population by 2030. (Administration on Aging - A Profile of Older Americans: 2002 Future Growth,
--------------------------------------------------------------------------------
http://www.aoa.gov/aoa/stats/profile/2002/2002profile.pdf)
----------------------------------------------------------

     Cost Effectiveness of Home Health Care Service - Home care is a cost-effective service, not only for individuals recuperating from a hospital stay, but also for those who, because of a functional or cognitive disability, find that they are unable to take care of themselves. More than 20,000 providers deliver home care services to some 7.6 million individuals who require services because of acute illness, long-term health conditions, permanent disability or terminal illness. Annual expenditures for home health care were projected to have been $41.3 billion in 2001.

     The table below lists some examples of cost-effective home care by comparing the average Medicare charges on a per-day basis for hospital and skilled nursing facility to the average Medicare charge for a home health visit. (2001 National Association of Home Care Statistics,
---------------------------------------------------------
http://www.nahc.org/consumer/hcstats.html).
-------------------------------------------

Comparison  of  Hospital,  SNF,  and  Home  Health  Medicare  Charges, 1998-2000
--------------------------------------------------------------------------------

                                               1998         1999       2000(A)
                                            -----------  ----------  ----------
Hospital charges per day                    $     2,370  $    2,533  $    2,753
Skilled nursing facility charges per day    $       498  $      425  $      421
Home Health charges per visit.              $        93  $       93  $      100

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

     Incidences of AIDS and Cancer - During 2003, approximately 5 million people became infected with the human immunodeficiency virus (HIV), which causes AIDS. The year also saw 3 million deaths from HIV/AIDS, a higher global total, despite antiretroviral therapy which reduced AIDS and AIDS-related deaths in more affluent countries. Deaths among those already infected are expected to continue to increase for some years even if prevention programs manage to cut the number of new infections to zero. (AVERT.ORG, Worldwide HIV & AIDS Epidemic
                                             ---------------------------------
Statisticshttp).  However, with  the HIV-positive population still expanding the
--------------
annual number of AIDS deaths is expected to increase for many years. At the end of the December 2002, the Center for Disease Control and Prevention (CDC) reported approximately 793,026 AIDS cases in the USA had been reported to the Center for Disease Control and Prevention. Of these, 79% were men, 21% were women and 1% were children less than 13 years of age. (United States HIV & AIDS
                                                        ------------------------
Statistics  Summary  Aids  Statistics,  http://www.avert.org.statsum.htm).
------------------------------------------------------------------------

     Cancer is the second leading cause of death in the U.S., exceeded only by heart disease, with one of every four deaths occurring from cancer. Since 1990, approximately 16 million new cancer cases have been diagnosed and approximately 1,284,900 new cancer cases are expected to be diagnosed in 2004, not including carcinoma in situ (noninvasive cancer) of any site except urinary bladder, or basal and squamous cell skin cancers. More than 1 million cases of basal and squamous cancers were expected to be diagnosed in 2002 and approximately 555,500 Americans are expected to die of cancer, more than 1,500 people a day. (American
                                                                       ---------
Cancer  Society,  Surveillance  Research  2002,  www.cancer.org).
-----------------------------------------------------------------

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

     Infusion Therapy - Among the specialty services offered, we provide infusion therapy service to patients utilizing pharmaceuticals provided by licensed suppliers. Management believes that the total market for home infusion therapy is continuing to grow and that increasing the provision of infusion therapy will build on our strength in providing nursing services, because such therapies generally require administration by specialty nurses. We will also seek to supply infusion therapy patients with the other home health care services and therapies, which they often require and which are offered by us. However, there can be no assurance that we will expand our infusion therapy business or, if expanded, that we will conduct such a business on a profitable basis.

     Professional Care Resources - We also intend to expand our skilled nursing programs in order to meet the needs which management believes are being created by early discharge programs. The existing referral base of agencies, insurance companies, social workers, case managers and physicians will be used to meet what management perceives to be a need not being met by the current pool of home health care agencies..

Professional  Staff

     Overview - Our services are provided principally by our staff of professionals and paraprofessionals, who provide personal care to patients, and, to a lesser extent, by our staff of skilled nurses, who provide various therapies employing medical supplies and equipment and infusion therapy. Our professional staff includes paraprofessionals and nurses fluent in Spanish, Mandarin and Cantonese Chinese, Creole, Yiddish and Russian as well as personnel knowledgeable in the requirements and practices of kosher homes. Personal care and nursing services for a particular patient can extend from a few visits to years of service and can involve intermittent or continuous care. Approximately 99% of our home health revenues in 2003 were attributable to services by our paraprofessional staff.

     Certified Paraprofessionals - Our certified paraprofessional staff provides a combination of unskilled nursing and personal care services to patients, as well as assistance with daily living, tasks such as hygiene and feeding. Consistent with applicable regulations, all of paraprofessional aides are certified and work under the supervision of a licensed professional nurse. Some of our aides have been specially trained to work with patients with particular needs, such as new mothers and their newborn infants, patients with particular diseases such as Cancer, AIDS or Alzheimer's Disease and particular classes of patients such as the developmentally disabled and terminally ill.

     We are approved by New York State Department of Health for the training and certification of Home Health Aides and Personal Care Aides. In addition, we are approved by the New Jersey Board of Nursing for the training of Certified Home Health Aides in the State of New Jersey. Medicare provides reimbursement solely for Home Health Aide Service, while Medicaid may be responsible for reimbursement for both Home Health Aide and Personal Care Aide Services. In order to provide a qualified and reliable staff, we continuously recruit, train, provide continuing education for and offer benefits and other programs to encourage retention of our staff. Recruiting is conducted primarily through advertising, direct contact with community groups and employment programs, and the use of benefits programs designed to encourage new employee referrals by existing employees.

      All paraprofessional personnel must pass a written exam and a skills competency test prior to employment, with all certificates having been validated by the issuing agency. The Director of Nursing or designee in each of our branch offices validates the professional competency of all new hires. Newly hired employees are re-evaluated as to competency within six months of their employment and all employees are re-evaluated on an on-going basis, at least semi-annually. In addition, all paraprofessional personnel undergo an orientation program that includes material regarding HIV, Hepatitis B, standard/universal precautions, patient's rights and the Company's policies and procedures.

      Licensed Professional Nurses - We employ licensed professional nurses (both registered nurses and licensed practical nurses) who provide special and general professional nursing services (these nurses are employed on a per diem basis). We also employ registered nurses who are responsible for training and supervising our paraprofessional staff, as well as providing backup in the field for the nursing staff that is providing care (these nurses are employed on a salaried basis). General nursing care is provided by registered and licensed practical nurses and includes periodic assessment of the appropriateness of home care, the performance of therapy procedures, and patient and family instruction. Patients receiving such care include stabilized postoperative patients recovering at home, patients who, although acutely ill, do not need to be cared for in an acute care facility and patients who are chronically or terminally ill.

      All nurses hired must have at least one year of current, verifiable experience, including references and license verification. All nurses working in specialty areas must have at least two years of experience.

      While the provision of licensed professional nursing services accounted for less than 1% of our net revenues in 2003, we have expanded our nursing operations in our existing markets as well as new geographic locations

Organization  and  Operations

      We operate 24 hours a day, seven days a week, to receive referrals and coordinate services with physicians, case managers, patients and their families. Services are provided through 11 principal and branch offices and 2 recruitment and training offices. We seek to achieve economies of scale by having each branch office serve a large patient population. Each office conducts its own marketing efforts, negotiates contracts with referral sources, recruits and trains professionals and paraprofessionals and coordinates patient care and care givers. Each office is typically staffed with an administrator/branch manager, director of nursing, nursing supervisor, home care coordinators, clerical staff and nursing services staff.

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

Branch  Offices

      The home health care industry is, fundamentally, a local one in which both the patients and the referral sources (such as hospitals, home health agencies, social service agencies and physicians) are located in the local geographic area in which the services are provided. We seek to serve local market needs through a network of 12 branch offices, six in New York and six located in New Jersey, managed by administrator/branch managers who are responsible for all aspects of local office decision-making, including recruiting, training, staffing, and marketing.

     Our branch office network has been expanded through the years through a combination of new office openings and acquisitions of existing operations. Substantially all of the branch offices in New Jersey were acquired in a series of acquisitions between 1997 and 2002. We intend to open additional branch offices in New York, subject to entering agreements with municipal or county social services agencies. In addition, we hope to expand further in New Jersey, and into Pennsylvania and Connecticut in order to offer a wider geographic coverage to the health maintenance organizations ("HMO's) and health care insurance organizations with which we deal, and to add additional organizations. Expansion is subject to the completion of market surveys in the various locations to ascertain the extent to which existing home care medical needs are not being met as well as competition and recruitment issues. We cannot assure you that we will be able to implement our expansion plans or that any such expansion will be profitable.

      Management believes that the Company has successfully integrated all home health care acquisitions, with minimum interruptions to the Company's daily operations. This has been facilitated by the formation of a mergers and acquisitions ("M&A") group, which includes our President/Chief Executive Officer and our Chief Operating/Financial Officer. We have integrated our billing, payroll and clinical services to all new locations to ensure they meet our high quality standards. We believe that the experience acquired during this process will allow us to continue a path of significant M&A activity in order to be one of the leading home health agencies in the New York metropolitan area.

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

      The clerical staff at the branch office enters all of the information regarding the case into the local area computer network of the branch office, which then generates the work schedule for the staff member(s), which provides a detailed description of the services to be rendered, the hours and days during which the care is to be provided. All of this information is simultaneously received by our corporate headquarters by way of the wide area computer network linking the principal office to each of the branch offices. This information is then processed by the principal office computer system on a weekly basis to generate the documentation of the services being provided. Such documentation is then used to generate the billing for the service as well as process the payroll for the staff member(s) providing the service.

Referral  Sources

      We obtain patients primarily through contracts, referrals from hospitals, community-based health care institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of our net revenues in 2003. We generally conduct business with most of our institutional referral sources under one-year contracts that fix the rates and terms of all referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to us and we bill the referral sources for services provided to patients. These contracts also generally designate the kinds of services to be provided by our employees, liability insurance requirements, billing and record keeping responsibilities, complaint procedures, compliance with applicable laws, and rates for employee hours or days depending on the services to be provided. Approximately 260 such contracts were in effect as of December 31, 2003.

      One or more referring institutions have accounted for more than 5% of our net revenues during our last fiscal year, as set forth in the following table:

           Referring Institution               Percentage of Net Revenues 2003
---------------------------------------------  -------------------------------

New York City Medicaid (HRA)                               50.45%
New Jersey Medical Assistance Program                       9.87%
New York State Department of Social Services                5.81%

      Overall, our 10 largest referring institutions accounted for approximately 86.8% of net revenues for 2003.


Billing  and  Collection

      We screen each new case to determine whether adequate reimbursement will be available and we believe that we have developed substantial expertise in processing claims. We make a concerted effort to provide complete and accurate claims data to the relevant payer sources in order to accelerate the collectibility of accounts receivable.

      "Days Sales Outstanding" ("DSO") is a measure of the average number of days required for the Company to collect accounts receivable, calculated from the date services are billed. For the year ended December 31, 2003 the Company's DSO were 62.

      We license the Dataline Home Care System, a computerized payroll system designed to produce invoices for services rendered as a by-product of employee compensation. Automated schedules and staffing requirements are maintained in our offices, with the ability to enter all relevant patient and employee demographic information. The payroll is processed weekly at our corporate headquarters. Our corporate headquarters is responsible for the processing of data, ensuring the availability of all required billing documentation and its accuracy, and the issuance and distributing of payments. Once payroll processing is completed, our computer system generates the resulting invoices automatically. The necessary documentation is attached to all invoices that are mailed to clients.

     Our management reviews reports for all phases of the billing process and prepares reconciliations for the purpose of ensuring accuracy and maintenance of controls. When errors are found, new processes are developed, as appropriate, to ensure and improve the quality and accuracy of the billing process and responsiveness to clients' needs and requirements.

      Accounts receivable reports are produced weekly and are analyzed and reviewed by our staff and management to locate negative trends or emerging problems that would require immediate attention. All unpaid invoices are reviewed and telephone contacts established for invoices over 90 days old. Our experience with collection of accounts receivable has been favorable, with uncollectible accounts within the allowances provided.

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

Reimbursement

      We are reimbursed for services, primarily by referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State and New Jersey Medicaid programs constitute our largest reimbursement sources, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of our referring institutions. For 2003 payments from referring institutions that receive direct payments from Medicare and Medicaid, together with direct reimbursement to us from Medicaid, accounted for approximately 98% of net revenues. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 2% of net revenue for 2003.

      The New York State Department of Health, in conjunction with local Departments of Social Services, sets annual reimbursement rates for patients covered by Medicaid. These rates are generally established on a county-by-county basis, using a complex reimbursement formula applied to cost reports filed by providers. Generally, the first report filed (called a "budgeted" rate) uses projections to develop the current year's reimbursement rate, subject to retroactive recapture of any monies paid by local Departments of Social Services for budgeted expenses that are greater than the actual expenses incurred. We have filed all required annual cost reports for each of our offices provide services to Medicaid recipients. To date, our expenses have equaled or exceeded the budgeted amounts.

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

     The New York State Department of Health issues Certificates of Need for Certified Home Health Agencies ("CHHA's"), which provide post-acute home care services for people who have just been discharged from a hospital but are not yet fully recovered, and Long-Term Home Health Care Programs ("LTHHCP's"), also known as the "Nursing Home Without Walls," which programs are intended to provide elderly people with an alternative for long-term nursing home care, at less than the cost of nursing home care. We negotiate contracts with CHHA's and LTHHCP's on the basis of services to be provided, in connection with contracts either currently in effect with us or with other agencies. Prevailing market conditions are such that, despite escalating operating expenses, reduced contract rates are regularly negotiated as a result of internal budget restraints and reductions mandated by managed care contracts between our clients and HMO's and other third party administrators. While we anticipate that this trend is likely to continue for the foreseeable future, we do not expect the impact on the Company to be significant, since we believe our rates are competitive. Accordingly, we expect to be subject to only minor rate reductions. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites are increasing. A significant change in coverage or a reduction in payment rates by third party payers, particularly by New York State Medicaid, would have a material adverse effect upon our home health care business.

Performance  Improvement

      We believe that our reputation for quality patient care has been and will continue to be a significant factor in our success. To this end, we have established a performance improvement management program, including a performance improvement program to ensure that our service standards are implemented and that the objectives of those standards are met.

      We believe that we have developed and implemented service standards that comply with or exceed the service standards required by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The Company has received full accreditation from the Joint Commission for 2003. We have not sought JCAHO accreditation for our New Jersey offices because such accreditation is not required by any of the contracts in that state. An adverse determination by JCAHO regarding our home health care operations or any branch office could adversely affect our reputation and competitive position.

      Our  performance  improvement  program  includes  the  following:

      Professional Advisory Committee - We maintain a Professional Advisory Committee for each of our branch offices, which consists of a physician, nursing professionals and representatives of branch management. The Professional Advisory Committee identifies problems and suggests ways to improve patient care based on internal quality compliance audits and clinical and personnel record reviews.

      Internal Quality Compliance Review Process - Periodic internal reviews are conducted by our management to ensure compliance with the documentation and operating procedures required by state law, JCAHO standards and internal standards. Written reports are forwarded to the director of nursing and administrators/branch managers of each of our branch offices. We believe that the internal review process is an effective management tool. For the director of nursing and administrators/ branch managers.

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

Sales  and  Marketing

      Our executive officers, Messrs. Jerry Braun and Jacob Rosenberg, are principally responsible for the marketing of our services. Each administrator/branch manager is also responsible for sales activities in the branch office's local market area. We attempt to cultivate strong, long-term relationships with referral sources through high quality service and education of local health care personnel about the appropriate role of home health care in the clinical management of patients.

Government  Regulation

      The federal government and the States of New York and New Jersey, where we operate, regulate various aspects of our business. Changes in the law or new interpretations of existing laws can have a material adverse effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payers.

      We are licensed by New York State as a home care services agency. New York State law requires approval by the New York State Public Health Council ("Council") of any change in "the controlling person" of an operator of a licensed home care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of the LHCSA. A person seeking approval as a controlling person of a LHCSA, or of an entity that is the operator of a LHCSA, must file an application for Council approval prior to becoming a controlling person.

      We are subject to federal and state laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs. The federal Medicare and Medicaid legislation contains anti-kickback provisions, which prohibit any remuneration in return for the referral of Medicare and Medicaid patients. Courts have, to date, interpreted these anti-kickbacks laws to apply to a broad range of financial relationships. Violations of these provisions may result in civil and criminal penalties, including fines of up to $15,000 for each separate service billed to Medicare in violation of the anti-kickback provisions, exclusion from participation in the Medicare and state health programs such as Medicaid and imprisonment for up to five years.

      Our healthcare operations potentially subject us to the Medicare and Medicaid anti-kickback provisions of the Social Security Act. These provisions are broadly worded and often vague, and the future interpretation of these provisions and their applicability to our operations cannot be fully predicted with certainty. We cannot assure you that we will be able to arrange our acquisitions or business relationships so as to comply with these laws or that our present or future operations will not be accused of violating, or be determined to have violated, such provisions. Any such non-compliance or violation could have a material adverse effect on home health care business.

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

      New York and New Jersey also have statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with health care providers that, while similar in many respects to the federal legislation, vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties.

      We believe that our operations, in general, comply in all material respects with applicable federal and state anti-kickback laws, and that we will be able to arrange our future business relationships so as to comply with the fraud and abuse provisions.

      Management believes that the trend of federal and state legislation is to subject the home health care and nursing services industry to greater regulation and enforcement activity, particularly in connection with third-party reimbursement and arrangements designed to induce or encourage the referral of patients to a particular provider of medical services. We attempt to be responsive to such regulatory climate. However, we are unable to accurately predict the effect, if any, of such increased regulatory or enforcement activities on our future results of operations.

      In addition, we are subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws, and environmental laws (which relate, among other things, to the disposal, transportation and handling of hazardous and infectious wastes) and federal and state securities laws, including the Sarbanes-Oxely Act of 2002 and the rules and regulations thereunder (relating to corporate governance and the quality of disclosure by public companies). To date, none of these laws and regulations has had a material adverse effect on our home health care business or the competitive position of such business or required any material expenditures by us. We cannot assure that we will not be adversely effected by such laws and regulations in the future.

      We cannot accurately predict what additional legislation, if any, may be enacted in the future relating to our business or the health care industry, including third-party reimbursement, or what effect any such legislation may have on us.

      We have never been denied any home health care license we have sought to obtain. We believe that our home health care operations are in material compliance with all applicable state and federal regulations and licensing requirements.

Competition

     The home health care market is highly fragmented and significant competitors are often localized in particular geographical markets. Our largest competitors include Gentiva Health Services, Premier Health Services, National Home Health Care, Patient Care, Inc., and Personal Touch Home Care Services, Inc. The home health care business is marked by low entry costs so that given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which we presently compete in home health care have substantially greater financial and human resources than we do. We also compete with many other small temporary medical staffing agencies.

      The home infusion therapy market is highly competitive and we expect that the competition will intensify. As we seek to expand our provision of infusion therapy services, we will compete with a large number of companies and programs in the areas in which our facilities are located. Many of these are local operations servicing a single area; however, there are a number of large national and regional companies, including Gentiva Health Services and Coram Health Care Corp, that provide such services. In addition, certain hospitals, clinics and physicians, who traditionally may have been referral sources for us, have entered or may enter the market with their own programs.

      We believe that the principal competitive factors in our industry are quality of care, including responsiveness of services and quality of professional personnel; breadth of therapies and nursing services offered; successful referrals from referring Government agencies, hospitals and health maintenance organizations; general reputation with physicians, other referral sources and potential patients; and price. We believe that our competitive strengths have been the quality, responsiveness, flexibility and breadth of services and staff we offer, and to some extent our competitive pricing, as well as our reputation with physicians, referral sources and patients.

      The United States health care industry generally faces a shortage of qualified personnel. Accordingly, we experience intense competition from other companies in recruiting health care personnel for our home health care operations. Our success to date has depended, to a significant degree, on our ability to recruit and retain qualified health care personnel. Most of the registered and licensed nurses and health care paraprofessionals who we employ are also registered with, and may accept placements from time to time through, our competitors. We believe we are able to compete successfully for nursing and paraprofessional personnel by aggressive recruitment through newspaper advertisements, work fairs/job fairs, flexible work schedules and competitive compensation arrangements. We cannot assure you, however, that we will be able to continue to attract and retain sufficient qualified personnel. The inability to either attract or retain such qualified personnel would have a material adverse effect on our business.

BIOBALANCE  BUSINESS

      OVERVIEW. Our BioBalance subsidiary is focused on the development of novel treatments and dietary products for various gastrointestinal (GI) disorders that are poorly addressed by current therapies. These include irritable bowel syndrome (IBS), inflammatory bowel disease and diarrhea caused by antibiotics, chemotherapy or AIDS.

     BioBalance's product pipeline is comprised of potential products intended to address GI diseases and conditions where current therapies are inadequate or may have significant side effects. Unlike conventional treatments, BioBalance believes that development of its core technology will result in products that restore the microbial balance in the GI tract by attacking pathogenic bacteria and preventing their re-colonization. Clinical trials conducted independently at Cedars-Sinai Medical Center in California have linked the overgrowth of pathogenic bacteria to IBS symptoms. As such, BioBalance's potential products may address an underlying root cause of many GI disorders in addition to providing symptom relief with no side effects.

     LEAD PRODUCT. BioBalance's initial potential product, PROBACTRIX(TM), is formulated from a proprietary strain of non-pathogenic ("healthy") E.coli M17 in a patented liquid formulation that delivers live bacteria with excellent adherence to the intestinal mucosa. The product has been approved as a pharmaceutical in Russia and as a food supplement in Israel. Numerous clinical studies have confirmed that it can reduce the symptoms of various GI disorders and improve the patient's quality of life.

     BioBalance is currently pursuing two accelerated regulatory pathways for PROBACTRIX(TM). The first approach is to introduce PROBACTRIX(TM) as a non-prescription medical food for the dietary management of IBS symptoms. The medical food track would allow the company to make disease type claims for products used under a physician's supervision while providing non-prescription retail convenience to patients. BioBalance is currently also pursuing prescription development of a formulation of PROBACTRIX(TM) as a prescription drug. BioBalance plans to determine the most expedient pathway for prescription drug approval after discussing the clinical requirements with the U.S. Food and Drug Administration (FDA) in the first half of 2004.

     A  critical  milestone  in  marketing  a  medical food product is to attain
Generally Recognized as Safe (or "GRAS") status. An independent panel of scientific experts and additional members with relevant expertise (including a board certified gastroenterologist) reviewed the extensive safety and clinical history of PROBACTRIX(TM) and determined that PROBACTRIX(TM) meets or exceeds the requirements for GRAS status. BioBalance announced the completion of the GRAS process on January 5, 2004. While BioBalance believes that the current regulatory statutes allow it to begin marketing PROBACTRIX(TM) immediately, it is conducting a multi-center clinical trial for the IBS indication in 2004 to develop statistically sufficient data to support marketing of its product as a medical food to the medical community. BioBalance intends to conduct similar trials for each additional indication it decides to pursue, including the prescription drug indication.

POTENTIAL SHIFT IN TREATING GI DISORDERS. PROBACTRIX(TM) works with the body's immune system to eliminate the overgrowth of unhealthy bacteria in the GI tract, addressing what scientists now believe could represent a potential root cause of IBS. BioBalance believes that two clinical studies recently conducted independently at Cedars-Sinai Medical Center support the rationale for PROBACTRIX(TM) in addressing IBS symptoms in this manner. The Cedars-Sinai team identified the link between the overgrowth of unhealthy bacteria in the GI tract to IBS symptoms. The studies also indicated that antibiotics can be used for treatment, but resistance poses a serious public health risk. In addition, antibiotics indiscriminately kill both pathogenic and healthy bacteria in the GI tract contributing to other health problems such as overgrowth of non-susceptible organisms and the development of bacterial resistance to the antibiotic. BioBalance believes that PROBACTRIX(TM) does not cause resistance and works in a safe manner with no systemic absorption.

     ATTITUDINAL SHIFT WITHIN FDA. A number of recent FDA actions appear to be supportive of the overall business strategy for BioBalance. The FDA recently declined to issue more restrictive regulations governing the use of medical food products. Secondly, the FDA continues to focus on reducing antibiotic usage to curb the growth of bacteria resistant, a pressing worldwide health problem. Finally, the FDA unveiled new steps in June 2003 to overhaul the entire drug application process for shortening the time for new drug approvals.

     THERAPEUTIC FOCUS. BioBalance currently intends to offer PROBACTRIX(TM) to the huge but underserved IBS market. IBS, a chronic, life-altering disorder, affects approximately 40 million Americans and can have a significant impact on daily functioning and overall well being. There is no known cure for IBS. For reasons unknown, women account for two-thirds of IBS sufferers. Primary symptoms include abdominal pain, gas and pressure usually accompanied by diarrhea, constipation or both. Approximately one-third of suffers are defined as diarrhea-predominant, one-third are constipation-predominant and the balance alternate between constipation and diarrhea. Studies indicate that only 10-20% of IBS sufferers seek medical attention.

     The current addressable market for IBS products is estimated at $3 billion by RedChip Research (a leading research firm). IBS is a large, underserved market with sufferers desperate for symptom relief, as evidenced by the rapid uptake of GlaxoSmithKline's Lotronex for diarrhea-predominant IBS and Novartis' Zelnorm for constipation-dominant IBS. Both prescription products are only indicated for short-term, symptomatic relief and limited to use by women only.
The over the counter (OTC) market for products that treat IBS symptoms (primarily laxatives, anti-diarrheals and antispasmodics) is reported by Information Resources Inc. (a leading research firm) at $2 billion annually.

     BioBalance also plans to expand the label indication of PROBACTRIX(TM) to include the prevention or treatment of antibiotic-associated diarrhea (AAD). Approximately 150 million prescriptions are written for antibiotics annually in the U.S., with a large portion prescribed for children. The most common adverse effect of antibiotics is diarrhea. Recent medical research documents that antibiotics significantly alter the intestinal microflora for up to three months following treatment. All antibiotics can trigger AAD, and in particular those with broad-spectrum activity. Studies indicate that 20-30% of all patients treated with antibiotics develop some degree of AAD.

     REGULATORY STRATEGY. BioBalance is currently pursuing both prescription drug and non-prescription medical food pathways for its lead product, PROBACTRIX(TM). BioBalance plans to discuss the clinical requirements and potential indication for prescription drug development with the FDA.

     BioBalance currently intends to explore partnering with a larger pharmaceutical company to maximize the sales potential of PROBACTRIX(TM). Our ultimate regulatory pathway for PROBACTRIX(TM) may include a prescription drug pathway, a medical food pathway or both, depending on the partner selected and the partner's regulatory preference. While the medical food track allows BioBalance a speedier path to market compared to a prescription drug, the prescription drug route is vastly more attractive to investors due to higher margins and the likelihood of patient reimbursement by insurance companies.

     BioBalance is also exploring regulatory approval for a veterinary formulation of PROBACTRIX(TM) as an animal feed additive to replace antibiotics. The issue of using antibiotics as an animal feed additive has generated significant attention as governments and consumer groups have called for the reduction or elimination of unnecessary antibiotic use in farm animals.

     CLINICAL SUMMARY. PROBACTRIX(TM) has undergone extensive safety and efficacy testing in Russia and Israel. BioBalance believes that the product has shown exceptional results during use by thousands of adults and children as young as 6 months old. It has been effective in a broad range of GI diseases and conditions, including IBS, diarrhea due to bacterial infection, antibiotics, or chemotherapy, Crohn's disease, ulcerative colitis and AIDS-related diarrhea with no reported side effects. In addition, a high-dose safety trial in healthy volunteers was completed in January 2004 to further support the excellent safety profile of the product.

     BioBalance has also recently initiated a randomized, multi-center double blind, placebo-controlled clinical trial in 210 IBS patients to support potential medical food marketing. Sites for this study include St. Michael's Hospital in Toronto, Canada and Sourasky Medical Center in Tel Aviv, Israel. The third site, a major New York medical institution, is expected to begin in April 2004. The study is anticipated to be completed by fourth quarter of 2004.

     MARKETING STRATEGY. BioBalance currently plans to explore partnering with an established pharmaceutical company to maximize the full potential of PROBACTRIX(TM). The ideal partner would have ethical and consumer healthcare divisions to support both prescription and medical food marketing.

     For prescription or medical food marketing, the partner is likely to utilize an ethical promotional strategy consisting of professional sales representatives to educate healthcare professionals (e.g. physicians, pharmacists and managed care groups) and direct-to-consumer (DTC) advertising targeted primarily to women, a key demographic for IBS as well as the family's primary gatekeeper for health-related products. The professional and consumer efforts are likely to be supported by an internationally recognized panel of GI thought leaders.

     Should BioBalance be unable to find an appropriate marketing partner, it would need to consider the use of a contract sales organization for physician detailing. This could also include negotiation with GI firms that have an underutilized medical sales force. BioBalance would also likely utilize third party retail broker organizations to assist in the retail placement and merchandising of its products in pharmacies within drug, food and mass merchandiser channels.

     Initial Product. PROBACTRIX(TM) is a non-pathogenic E. coli-based probiotic microorganism. PROBACTRIX(TM) contains a live, single strain (M-17) of E. coli in a liquid suspension. This bacterium is a commonly represented species in healthy gastrointestinal microflora of man and animals. BioBalance believes the PROBACTRIX(TM) formulation is useful in the restoration of normal GI function and may be utilized to maintain or reinstate normal gastrointestinal microflora. It may also aid in the dietary management of numerous gastrointestinal infections or disorders. The following list highlights several diseases, infections, and disorders for which BioBalance believes PROBACTRIX(TM) may be effective:

      -  Irritable  Bowel  Syndrome
      -  Antibiotic-associated  diarrhea
      -  Diarrhea  resulting  from  radiotherapy  or  chemotherapy
      - Other infectious diarrhea caused by Salmonella, Shigella, C. difficile, pathogenic E. coli, Campylobacter, Clostridium, and other bacteria and infectious agents
      -  Inflammatory  Bowel  Disease  (Crohn's  Disease  &  ulcerative colitis)
      -  Traveler's  diarrhea

     The patented formulation used for PROBACTRIX(TM) consists of a proprietary strain of non-pathogenic E. coli, derived from an organism that was originally isolated from the intestinal microflora of healthy volunteers, preserved in a proprietary vegetable extract formulation. The technology and the processes comprise conditions that preserve M-17 E. coli in the biologically active form with a shelf life of one year at room temperature. Additional patents have been filed by BioBalance for technology that could extend the product's shelf life to more than two years.

     BioBalance believes that PROBACTRIX(TM) may have critical competitive advantages relative to other probiotics and to antibiotics. PROBACTRIX(TM) is potentially much more efficacious than Lactobacillus and other probiotics since it is delivered in a unique, metabolically active liquid preparation that contains large amounts of live bacteria with parameters to promote fimbriation. These live bacteria begin to act immediately and multiply much faster than other probiotics with excellent adhere to the intestinal mucosa. This produces an environment of stable, normalizing bacteria unique to PROBACTRIX(TM) and results in very powerful biological activity. In contrast, other probiotics are primarily delivered in dry preparations and though they may contain live bacteria upon packaging; require a period of time for recovery of biological activity. Since diarrhea results in the accelerated passage of intestinal content, only a small portion of dried bacteria is then retained to multiply and become biologically active. Significantly, other probiotics are only active for up to 8 hours with no colonization. This results in a far less pronounced and sustainable biological effect, as compared with PROBACTRIX(TM). With PROBACTRIX(TM), temporary colonization does occur in many patients, which is a major factor in lining the lumen of the GI tract with friendly bacteria. Importantly, this colonization by friendly bacteria inhibits the overgrowth of abnormal microbial flora that could lead to potentially harmful clinical disorders. Unlike antibiotics, BioBalance is not aware of any side effects occurring as a result of the use of PROBACTRIX(TM) and does not believe that it promotes antibiotic resistance.

     Research on the unique liquid formulation of PROBACTRIX(TM) originated in Russia from studies by Dr. Nellie Kelner-Padalka, a pediatrician and a key medical advisor to BioBalance. Clinical studies conducted in Russia found liquid food supplements containing E. coli M-17 to be effective in treating intestinal infections of various origins. However, shelf life was short and the product had a strong odor that made it difficult to ingest for some patients. Dr. Kelner-Padalka later brought her studies to Israel where several technologies were advanced that stabilized and prepared the product for commercialization. Since the original product formulation in Russia, the smell and taste have been improved and the shelf life at room temperature has been expanded to one year.

     Clinical studies of liquid food supplements with E. coli M-17 were performed in the former Soviet Union beginning in the late 1990's. In those studies, and in studies conducted in Israel, these biologically active food supplements were found efficient in the treatment of intestine infections of various etiologies and showed no harmful side effects.

     The PROBACTRIX(TM) formula was approved for use as an animal food by the Ministry of Agriculture of Israel in September 1998. In August 2000, Tetra Pharm
(1997) Ltd., an Israeli biotechnology company, began supplying the formula to pharmacies in Israel and continued manufacture and sale of the product until July 2001 when Tetra Pharm agreed to cease manufacture and sale of the product in conjunction with its agreement to sell all rights relating to the product to BioBalance. The product was approved in Russia in November 1998 as an OTC pharmaceutical for the treatment of a broad range of diarrheas and GI disorders.

     The formula has been extensively tested and used in many species of animals as well as on a number of human volunteers with known gastrointestinal disorders. It has also been used for the preparation of colibacterin, Bificon and other medicines and food supplements outside the United States.

     Product Pipeline BioBalance seeks to obtain rights for other agents showing promise in treating various GI diseases. For example, BioBalance recently acquired the GI right to several strains of Bacillus that have been shown to exhibit natural anti-inflammatory, anti-bacterial and anti-viral properties, which could prove extremely effective in treating GI diseases such as ulcerative colitis. BioBalance believes that the acquired technology has significant potential for the treatment of acute enteric infections from both bacteria and viruses. Specifically, BioBalance believes that the Bacillus strains are therapeutically effective against rotavirus and Campylobacter pathogens, which are the leading causes of infectious diarrhea in the United States. See "Intellectual Property" below.

     Moreover, like BioBalance's other biotherapeutic agent, PROBACTRIX(TM), there is extensive clinical and laboratory data on the Bacillus strains acquired. Also, like PROBACTRIX(TM) , the potential new product has a predecessor product, Biosporin, that was approved as a prescription drug in Russia (the product was subsequently marketed in Russia and Ukraine). BioBalance believes that the acquisition broadens and diversifies its product portfolio and enhances its position as a potential leading player in the GI marketplace.

CLINICAL  HISTORY

     RUSSIAN STUDIES. Studies conducted in Russia of the original formulation of the PROBACTRIX(TM) were in the format of "open label" controlled studies. The odor of the product at the time the Russian studies were conducted limited the manufacture of an appropriate placebo, and the product itself was deemed unpleasant by participants in the studies. However, in preparation for its potential marketing within the United States, the composition of PROBACTRIX(TM) has recently been significantly improved to mask off flavors, permitting the production of a product that has been well-tolerated by users, as well as a suitable placebo for placebo-controlled studies.

     ISRAELI STUDIES. A number of clinical studies have confirmed that PROBACTRIX(TM) addresses various GI symptoms in both male and female patients with known no side effects. Patients typically report a marked reduction in abdominal symptoms and improvement in overall well being. More recently, two pilot studies have been completed in Israel with the present formulation. The first consisted of an open-label study in 63 patients with IBS unresponsive to other therapy and 20 patients with Crohn's disease. After four to six weeks of therapy, 52% of the IBS patients had an excellent response with a marked improvement in quality of life. Of the Crohn's disease patients, 35% had an excellent response and 30% had a partial response. No adverse events were noted by the lead investigators (Adler, S. and Jacob, H., 2002).

     A second open-label trial examined the impact of PROBACTRIX(TM) on six patients with Crohn's disease. Three of the patients had a significant clinical response with marked reduction in abdominal symptoms and improvement in well being; two of the patients did not improve, and one patient reported a progression of symptoms. (Adler, S. et al., 2003). No adverse events were noted.

     A randomized, double blind pilot study conducted in 2003 found that PROBACTRIX(TM) relieved major symptoms of IBS with no side effects. This study involved 20 patients experiencing severe symptoms of diarrhea and constipation with a mean duration of eight years. Eight of the 10 patients in the placebo group dropped out due to lack of response. All 10 patients in the treatment group completed the study and experienced significant improvement in IBS symptom relief. No side effects were reported.

     BioBalance has also been investigating the use of PROBACTRIX(TM) in patients who are suffering from inflammation in the proximal area of the small intestine. This newly diagnosed condition, that was recognized by scientific collaborators, may potentially occur in many patients with IBS. BioBalance has filed a patent application covering the use of PROBACTRIX(TM) in both preventing and treating this particular type of GI inflammation.

     CURRENT STUDIES. BioBalance has initiated a multi-center double blind, placebo controlled clinical trial among male and female IBS sufferers. The trial includes 210 patients and is anticipated to be completed by the fourth quarter of 2004. In addition, an extended term, high-dose safety trial in healthy volunteers is being fielded to corroborate the safety results found in prior studies. The safety trial is anticipated to be completed by mid 2004.

VETERINARY APPLICATION. BioBalance or its predecessors has conducted numerous clinical studies in farm animals to support the use of PROBACTRIX(TM) as a veterinary feed additive to replace antibiotics. BioBalance believes that enough safety and efficacy data may already be accumulated to present an attractive case for licensing to appropriate corporate partners. BioBalance believes that a new and potentially safer anti-diarrheal veterinary product, such as PROBACTRIX(TM), could be particularly successful. Veterinary experts believe that repeated applications of antibiotics often leave animals weak and growth retarded. BioBalance believes that PROBACTRIX(TM) has a particularly high safety and efficacy profile in many different kinds of animals. There are numerous probiotic products in the veterinary market but lack of well-designed scientific studies. Significantly, PROBACTRIX(TM) has been studied for its use in preventing bacterial diarrhea in piglets and as a replacement for gentamycin and Advocin, which are most often used to treat diarrhea in these animals.

MANUFACTURING

     BioBalance has successfully transferred the manufacturing process of PROBACTRIX(TM) from Israel to the University of Minnesota Biotech Center, enabling sufficient quantities of PROBACTRIX(TM) to be produced in the U.S. for clinical trials under contract manufacture. BioBalance has not yet selected contract manufacturers for production of commercial quantities of PROBACTRIX(TM), but may rely on a marketing partner to oversee the product's manufacture. The process for growing E. coli and formulating the bacteria into a probiotic agent is not complicated but requires specialized fermentation facilities maintained and operated under FDA laboratory and manufacturing requirements for food or drug good manufacturing procedures ("GMP's") if this pathway is pursued.

INTELLECTUAL PROPERTY

     BioBalance uses a combination of patents, trademarks and trade secrets to protect its core technology, which is proprietary and protected by 26 patents in the U.S. and key overseas markets. In the U.S., BioBalance has filed applications for 16 patents covering applications of its core technology, of which 14 have been issued. It has also filed patent applications covering application of its core technology in Japan, European, Korea, Canada, Australia, Mexico, Brazil, Poland, Russia and New Zealand. BioBalance is also aggressively pursuing additional patent applications relating to its core technology. It has also applied to register PROBACTRIX(TM) as a trademark in both the U.S. and Israel. BioBalance is also looking to obtain rights for other agents showing promise in treating various GI diseases.

     In August 2003, BioBalance acquired the GI rights to a line of biotherapeutic agents from NexGen Bacterium Inc. The purchase includes the rights to two patented strains of Bacillus (B. subtilis and B. licheniformis) for $3,600,000 which included a one-time cash payment of $250,000 and one million shares of restricted stock of the Company valued at $3,350,000.

     The acquired strains of Bacillus have been shown to exhibit natural anti-inflammatory, anti-bacterial and anti-viral properties, which could prove extremely effective in treating GI diseases such as ulcerative colitis. BioBalance believes that the acquired technology has significant potential for the treatment of acute enteric infections from both bacteria and viruses. Specifically, BioBalance believes that the Bacillus strains are therapeutically effective against rotavirus and Campylobacter pathogens, which are the leading causes of infectious diarrhea in the United States.

     Moreover, like BioBalance's other biotherapeutic agent, PROBACTRIX(TM), there is extensive clinical and laboratory data on the Bacillus strains acquired. Also, like PROBACTRIX(TM), the product has a predecessor product, Biosporin, that was approved as a prescription drug in Russia (the product was subsequently marketed in Russia and Ukraine). BioBalance believes that the acquisition broadens and diversifies the Company's product portfolio. It also enhances the Company's position as a potential leading player in the GI marketplace.

EMPLOYEES

      At February 1, 2004, our home health care business had 2,061 employees, of whom 91 are salaried, including two executive officers, a controller, 10 administrators/branch managers, 19 nurses, 12 accounting staff, six clerical staff and 44 field staff supervisors. The remaining 1,970 employees are paid on an hourly basis and consist of professional and paraprofessional staff.

      At March 1, 2004, BioBalance had two full time employees and outsourced most of its clinical regulatory needs through consultants. While BioBalance has no definitive plans with respect to the size of its workforce or persons who will fill specific positions, BioBalance plans to evaluate its needs relative to research and development, product manufacturing and marketing and finance and administration in light of then current alliances and partnerships and will seek to hire personnel based on that evaluation.

      None of our employees are compensated on an independent contractor basis or represented by a labor union. We believe that our employee relations are good.

ITEM  2.  DESCRIPTION  OF  PROPERTIES.

      All of our executive and branch offices are located in facilities leased from unaffiliated persons.

     Our corporate headquarters is located in a building containing approximately 6,000 square feet located in Brooklyn, New York under a lease expiring in 2005, at a monthly rental of approximately $6,800 subject to annual increases and rent escalations based on increases in real estate taxes. Our home health care business is administered from our corporate headquarters and 12 branch and recruitment offices located in New York (six offices) and New Jersey (six offices) under month to month tenancies and term leases expiring from April 2004 through February 2007 at annual rentals ranging from approximately $14,000 to $55,000 and additional rent based upon increases in real estate taxes and other cost escalations.

     BioBalance's executive office is located in the Borough of Manhattan , City of New York under a lease expiring in May 2006 at a monthly rental of approximately $6,200.

ITEM  3.  LEGAL  PROCEEDINGS.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Our 2002 annual meeting of stockholders was held on February 13, 2004. At the meeting, the stockholders present in person and by proxy approved all of the proposals presented to the meeting.

      The following persons were elected directors of the Company until the next annual meeting and/or until their successors are elected and qualify:

                                           VOTES
NAMES                  FOR                AGAINST          ABSTAIN
----------------------------------------------------------------------
Jerry Braun         14,640,206           2,829,422        4,478,526
----------------------------------------------------------------------
Jacob Rosenberg     14,640,206           2,829,422        4,478,526
----------------------------------------------------------------------
Dennis O'Donnell    16,315,216           2,829,422        2,803,516
----------------------------------------------------------------------
H. Gene Berger      16,315,216           2,829,422        2,803,516
----------------------------------------------------------------------
Fred E. Nussbaum    16,315,216           2,829,422        2,803,516
----------------------------------------------------------------------
Mark Gray           16,315,216           2,829,422        2,803,516
----------------------------------------------------------------------
Mordecai H. Dicker  16,315,216           2,829,422        2,803,516
----------------------------------------------------------------------

      The proposal submitted to the stockholders at the annual meeting seeking ratification of the selection of Weiser LLP by the audit committee of the board of directors as our independent auditors for the fiscal year ending December 31, 2003 was approved and adopted by the following vote:

Common Stock - For - the resolution - 18,206,442; Against - 127,705; Abstain - 1,803,982

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Fiscal  2003       High      Low
------------       ----      ---

First Quarter      4.50     2.59
Second Quarter     3.20     2.13
Third Quarter      4.39     2.07
Fourth Quarter     4.19     1.96


Fiscal  2002       High      Low
------------       ----      ---

First Quarter      3.95     2.99
Second Quarter     3.90     3.25
Third Quarter      3.65     3.28
Fourth Quarter     3.68     3.17

HOLDERS

      At March 19, 2004, we had 148 holders of record and 2,004 beneficial holders of our Common Stock.

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

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

            For information on securities authorized for issuance under the Company's equity compensation plans, see Part III, Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management."

ITEM  6:  SELECTED  FINANCIAL  DATA

              NEW YORK HEALTH CARE HISTORICAL FINANCIAL INFORMATION

                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                                                             Period May 21, 2001
                                                                             (Inception) Through
                                              2003               2002           DECEMBER 2001
                                         ---------------  ------------------  -----------------
Total revenues                           $   45,060,449   $               -   $              -
Net income (loss)                           (22,052,170)         (1,399,057)          (452,169)
Basic earnings (loss) per share                   (0.91)              (0.07)             (0.03)
Diluted earnings (loss) per share                 (0.91)              (0.07)             (0.03)
Current assets                               14,543,209           3,051,720            906,926
Total assets                                 21,628,968           5,259,449          2,918,836
Current liabilities                          12,607,203             349,182            117,070
Long-term liabilities, net of
  current portion                                     -                   -                  -
Shareholders' equity                          9,021,765           4,910,267          2,801,766
Book value per share                                .36                 .23                .16

Dividends per share                                   -                   -                  -

Shares used in computing earnings
(loss) per common share:
     Basic                                   24,283,907          20,562,131         17,574,891
     Diluted                                 24,283,907          20,562,131         17,574,891

ITEM  7:  MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATION

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEARS ENDED DECEMBER 31, 2002 AND 2001

      On January 2, 2003, the Company and BioBalance completed a business combination (a "reverse merger"), accounted for as "reverse acquisition," in which BioBalance became a wholly-owned subsidiary of the Company and the stockholders of BioBalance exchanged all of the outstanding shares of the common stock of BioBalance for approximately 90% of the outstanding shares of the Company's common stock. For accounting purposes, BioBalance is considered to be the "accounting acquirer" in the transaction. As a result, the historical financial information in this report is that of BioBalance, not of the Company. Prior reports of the Company filed with the SEC remain available on the SEC website at http://www.sec.gov. It is important to keep this in mind because the operations on a consolidated basis of the Company and BioBalance for the year ended December 31, 2003 are being compared to the operations solely of BioBalance for the years ended December 31, 2001 and 2002 without regard to the Company's operations for that period.

      The Company operates in two industry segments; the home health care business, which business has a 15-year operating history, and the specialty pharmaceutical business of BioBalance, which commenced in 2001 and is still in its development stage. All numerical amounts and percentages in the following discussion are approximate.

RESULTS  OF  OPERATIONS

      Revenues in 2003 increased to $45,060,000 from no reported revenue for the years 2002 and 2001.

      Cost of professional care of patients in 2003 increased to $36,107,000 from no reported costs for the years 2002 and 2001.

     Selling, general and administrative expenses ("SG&A") in 2003 increased to $11,249,000 from $830,000 in 2002 and $261,000 in 2001, an increase of 1,255%
and 218% for the years 2002 and 2001 respectively. The increase in expenses for these periods is the result of combining the selling, general and administrative expenses (SG&A) of two industry segments, as compared to the SG&A of only one industry segment.

      The loss of $22,052,000 for the year 2003 includes a charge of $17,869,000 for the impairment of goodwill, which resulted from the valuation of assets in conjunction with the merger transaction in January 2003.

      As a result of the merger, the Company recognized goodwill associated with the Company's home health care business. The Company has determined, based upon the opinion of a valuation expert engaged to determine the Company's fair market value as of the date of the merger, that goodwill was impaired to the extent of $17,869,000. The Company determined that in the current market for home health care businesses, the value of the Company's home health care business would not generate the amount of goodwill recorded in connection with the merger, assuming the business had been sold in the open market, based on current sources of revenue and limited profit margin of the business and potential regulatory threats to the business, which threats, if realized, could adversely affect the economic structure of its business. The valuation expert used the capitalized cash flow and the guidelines companies methodologies in valuing the Company. The impairment charge of $17,869,000 is non-cash in nature and does not affect the Company's liquidity.

     For the year 2003, the Company suffered a net loss of $22,052,000 as compared to net losses of $1,399,000 and $452,000 for the years 2002 and 2001, respectively. The net loss of $22,052,000 for the year 2003 includes the non-cash impairment charge of $17,869,000, and also includes a non-cash expense in the amount of $1,591,000, resulting from an increase in the fair value of outstanding stock options and warrants as a result of the merger, and the issuance of warrants to consultants. The losses for the years 2002 and 2001 are, in part, due principally to the development of the product of BioBalance to generate any revenue for these periods.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor 's Accounting and Disclosure Requirement for Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. This Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation has not had a material impact on our financial condition or results of operation

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity to support its activities. In December 2003, the FASB concluded to revise certain elements of FIN 46. The FASB also modified the effective date of FIN 46. FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004. The Company is currently assessing the application of FIN 49 on its financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150") SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. SFAS No. 150 requires that an issuer classify an instrument that is within its scope as a liability (or as an asset in certain circumstances). SFAS 150 is effective for financial instruments entered into after or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had, and is not expected to have, a material impact on the Company's financial condition or results of operations.


LIQUIDITY  AND  CAPITAL  RESOURCES

The sources of liquidity and capital resources for the home health care segment are internally generated funds, cash on hand and amounts available under a $4,000,000 revolving credit facility relating exclusively to the home health care segment. Currently there is no outstanding indebtedness under this facility.

     Loans under this revolving credit loan facility, which expires in November 2004, may be used only for working capital of the Company's home health care business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home health care business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home health care business and there are no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentages based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors that formula results in 97% of qualified accounts receivable being part of the borrowing base. At December 31, 2003 the amount available for borrowing under this facility, based on the borrowing base on the formula was $4,000,000. The agreement contains various restrictive convenants, which among other things, require that the Company have a minimum tangible net worth greater than $500,000. The Company utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

     The Company has amended its loan agreement to allow it to lend money to its subsidiary BioBalance if there is no loan outstanding loan under this agreement. It has also been amended to allow the Company to invest money in the subsidiary BioBalance.

      The principal amount of loans borrowed under this facility bear interest at a variable annual rate equal to the prime rate charged from time to time by CitiBank, N.A. plus 1.5% (currently, 4% per annum) and the loan agreement creating this facility provides for monthly payments of interest on the outstanding loan balance on the basis of the actual number of days elapsed over a year of 360 days.


                                                          Payments  due,  by  period

Contractual Obligations                 Total    Less than 1 year   1-3 years   3-5 years   More than 5 years
                                       --------  -----------------  ----------  ----------  -----------------
Long-Term Debt                              -0-                 --          --          --                 --
Capital Lease Obligations                   -0-                 --         - -          --                 --
Operating Lease Obligations*           $829,000  $         386,000  $  439,000  $    4,000                 --
Purchase Obligations                        -0-                 --          --          --                 --
Other Long-Term Liabilities Reflected
on the Registrant's Balance Sheet
GAAP                                       --0-                 --          --          --                 --
                                       ========  =================  ==========  ==========  =================
Total                                  $829,000  $         386,000  $  439,000  $    4,000                -0-

*  These  leases  generally  contain  provisions  allowing  rental  obligations  to  be  accelerated  upon default  in  the  payment  of  rent  or the performance of other lease obligations. These leases generally contain  provisions  for  additional  rent  based  upon  increases  in  real  estate  taxes and other cost escalations.

      Net cash used by operating activities for the year 2003 was $374,000, as compared to deficits of $959,000 and $194,000 for the years 2002 and 2001, respectively. The change in net cash used by operating activities from 2003 to 2002 is due mainly to comparing the two segments which showed an increase in accounts payable, an increase in due to HRA, an increase in due to related parties, an increase in non-cash compensation, offset by a net loss for the period, as compared to only one segment which only showed a net loss for the period. The change in cash used by operating activities from 2002 as compared to 2001 is due mainly to an increase in the net loss for the period.

      Net cash provided by investing activities for the year 2003 totaled $3,034,000, as compared to deficits of $510,000 and $597,000 for the years 2002 and 2001, respectively. The increase in 2003 is due mainly to cash acquired from the acquisition of the BioBalance subsidiary.

      Net cash provided by financing activities for the year December 31, 2003 totaled approximately $1,304,000, as compared to $3,198,000 and $1,688,000 for the years ended December 31, 2002 and 2001 respectively. The decrease is due mainly from a decrease in the issuance of common stock.

      As of December 31, 2003, approximately $6,577,000 (approximately 30.4%) of the Company's total assets consisted of accounts receivable from clients. As of December 31, 2002 and 2001, BioBalance had no accounts receivable.

      Days Sales Outstanding ("DSO") is a measure of the average number of days required for the Company to collect its account receivable, calculated from the date services are billed. For the year ended December 31, 2003 the Company's DSO were 62. For the years ended December 31, 2002 and 2001, BioBalance had no accounts receivable.

BioBalance Segment

      Since its inception in 2001, BioBalance has received aggregate gross proceeds of $6,889,000 from sales of its common stock in a series of private placements. As of December 31, 2003, BioBalance had cash on hand of approximately $1,100,000, all of which was available to fund operations. BioBalance estimates that its capital requirements for 2004 will be approximately $4,700,000, which it plans to fund via sale of equity, debt or convertible securities of the Company.

OFF-BALANCE  SHEET  ARRANGEMENTS

     The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

Lease  Commitments

     As of December 31, 2003, the Company had total outstanding commitments on noncancelable operating leases for office space of approximately $829,000. Remaining terms on the Company's existing operating leases range from April 2004 through February 2007.

POTENTIAL  REGULATORY  CHANGES

Home  Health  Care  Regulation

      There have been reports concerning budget negotiations regarding potential changes in the way the federal and state government will reimburse home health care companies in the future, including the possibility of capitation. While the Company is not currently a Medicare-Certified Home Health Agency subject to these changes, some of the Company's referral sources are and they may be negatively impacted by this legislation which was adopted to control home health care costs. See Item 1, "Business-Home Health Care Business-Reimbursement and Governmental Regulation," for information on state regulatory activities.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and judgments that affect the amounts reported of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Some of these uncertainties are discussed below under "Risks and Uncertainties."

     We believe the following to be critical accounting policies that affect the most significant estimates and judgments used in the preparation of our consolidated financial statements:


REVENUE  RECOGNITION

     The Company recognizes patient service revenue on the date services are rendered. Unbilled services represent amounts due for services rendered that had not been billed at the end of each period because authorization had not been received from referral source.

ACCOUNTS  RECEIVABLE

     Accounts receivable of our home health care business consist of trade receivables recorded at original invoice amounts, less an estimated allowance for uncollectible accounts. We generally extend trade credit on a short-term basis. Accordingly, our trade receivables do not bear interest, although we may apply a finance charge to receivables that are past due. We periodically evaluate accounts receivables for collectibility, based on past credit history of customers and the current financial condition of those customers. Changes in the estimated collectibility of accounts receivables are recorded in the results of operations for the fiscal period in which the estimate is revised. Accounts receivables we judge to be uncollectible are offset against the allowance for uncollectible accounts. Generally, we do not require account debtors to secure the payment of accounts payable.

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Prior to fiscal 2002, the Company amortized good will and intangible assets using the straight-line method over periods of up to 10 years. Statement of Financial Accounting Standards No.142 requires that good will and intangible assets having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have definite lives are amortized over their remaining useful lives.


LONG-LIVED  ASSETS

     We evaluate long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets, When an impairment exists, the related assets are written down to fair value.

RISKS RELATING TO THE BIOBALANCE BUSINESS

BIOBALANCE IS A DEVELOPMENT STAGE COMPANY, HAS GENERATED NO REVENUES TO DATE AND HAS MINIMAL OPERATING HISTORY UPON WHICH IT MAY BE EVALUATED

BioBalance was incorporated in May 2001, and has generated no revenues from operations or meaningful assets, other than its intellectual property rights.
BioBalance faces all of the risks inherent in a new business and those risks specifically inherent in the business of developing, manufacturing, introducing and selling a new drug or new product to the market with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. In July 2001 BioBalance acquired the intellectual property rights with respect to certain probiotic agents from Israeli companies engaged in the research, development, marketing or sales of probiotic bacteria and other technology. We cannot assure that BioBalance will be able to generate revenues or profits from operation of its business or that BioBalance will be able to generate or sustain profitability in the future.

FAILURE TO SECURE ADDITIONAL FINANCING COULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE PROFITABLY

BioBalance will be required to expend substantial amounts of working capital in order to develop its proposed product and establish the necessary relationships to implement its business plan. BioBalance believes that the proceeds from private placements, together with available funds, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements for at least the next 18-24 months. If BioBalance fails to obtain adequate financing, BioBalance's expansion plans would need to be scaled back. BioBalance has no agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to BioBalance on acceptable terms or at all.

THE LOSS OF KEY EXECUTIVES OR CONSULTANTS OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD DAMAGE BIOBALANCE'S BUSINESS

Because of the highly technical nature of its business, BioBalance depends greatly on attracting and retaining experienced management and highly qualified and trained scientific personnel. BioBalance's future success will depend on the continued services of its key scientific and management personnel with whom it has entered into various agreements. BioBalance's management team has only recently been assembled, with the retention during 2003 of Dennis O'Donnell as President and Chief Operating Officer, Dr. Robert Hoerr as Director of Medical and Regulatory Affairs and Dr. Eileen Bostwick as Director of Research and
Development. BioBalance has also retained the services of Dr. Nellie Kellner, the original inventor of PROBRACTRIX, and has entered into agreements with Dr. Harold Jacobs and Dr.Kursheed Jeejeebhoy, each of whom serves on BioBalance's Medical Advisory Board. BioBalance competes intensely for these professionals with other companies in its industry. If BioBalance cannot retain or hire and effectively integrate a sufficient number of qualified scientists and experienced professionals, such inability would have a material adverse effect on its capacity to grow its business and develop its products through the clinical trial process. BioBalance does not presently maintain key person insurance for any of its key personnel.

BIOBALANCE'S PRODUCTS ARE IN DEVELOPMENT AND MAY NOT SATISFY REGULATORY REQUIREMENTS OR BECOME COMMERCIALLY VIABLE

The product that BioBalance is currently developing will require additional development, testing, and investment in order to market it as an ethical drug. BioBalance cannot be sure that its product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that BioBalance will satisfy medical food or ethical drug requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful. BioBalance has conducted anecdotal and pre-clinical trials and has recently commenced a clinical trial for its initial product and has established GRAS (Generally Recognized As Safe) (investigational new drug) approvals to date. The results of these pre-clinical and anecdotal trials on products under development are not necessarily predictive of results that will be obtained from large scale clinical testing. BioBalance cannot be sure that clinical trials of the products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with drugs of any product developed by BioBalance may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a medical food or therapeutic drug product under development could delay or prevent regulatory approval, where required, and delay or prevent commercial sale of the product, any of which could have a material adverse effect on BioBalance. In addition, the FDA may contest the GRAS status of the ingredients in PROBACTRIX(TM), or contest the status of PROBACTRIX(TM) as a medical food. Commercial formulation has yet to be developed for PROBACTRIX(TM). BioBalance may encounter difficulties in manufacturing process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals, and commercialization of its product, or cause negative financial and competitive consequences.

THE VALIDITY OF PATENTS COVERING PHARMACEUTICAL AND BIOTECHNOLOGICAL INVENTIONS AND THE SCOPE OF CLAIMS MADE UNDER SUCH PATENTS IS UNCERTAIN; FAILURE TO SECURE NECESSARY PATENTS COULD IMPAIR BIOBALANCE'S ABILITY TO PRODUCE AND MARKET ITS PRODUCTS

There is no consistent policy regarding the breadth of claims allowed in specialty pharma/medical foods patents. In addition, patents may have been granted, or may be granted, to others covering products or processes BioBalance needs for developing its product. If BioBalance's product or processes infringe upon the patents, or otherwise impermissibly utilize the intellectual property of others, BioBalance might be unable to develop, manufacture, or sell its product. In such event, BioBalance may be required to obtain licenses from third parties. BioBalance cannot be sure that it will be able to obtain such licenses on acceptable terms, or at all.

FAILURE TO ASSEMBLE OR CONTRACT WITH AN ADEQUATE SALES ORGANIZATION COULD RESULT IN A LACK OF FUTURE REVENUES

To market any of its products directly, BioBalance would have to develop a substantial marketing and sales force. Alternatively, BioBalance may, for certain products, attempt to obtain the assistance of companies with established distributions systems and direct sales forces. BioBalance does not know if it will be able to establish sales and distribution capabilities or if it will be able to enter into licensing or other agreements with established companies to sell its product.

BIOBALANCE OWNS NO MANUFACTURING FACILITIES AND WILL BE DEPENDENT ON THIRD PARTIES TO MAKE ITS PRODUCT

BioBalance owns no manufacturing facilities or equipment, and employs no manufacturing personnel. BioBalance expects to use third parties to manufacture certain of its products on a contract basis. BioBalance may not be able to obtain contract-manufacturing services on reasonable terms or at all. If BioBalance is not able to contract manufacturing services, it will not be able to make its products.

IF WE OR ANY OF OUR POTENTIAL PARTNERS FAIL TO OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS, WE WILL NOT BE ABLE TO SELL THEM

If we determine to pursue the IND regulatory pathway for our products, we and any pharmaceutical companies with who we may partner must conduct time-consuming, extensive and costly clinical trials to show the safety and efficacy of each of our drug candidates, before a drug candidate can be approved for sale. We must conduct these trials in compliance with FDA regulations and with comparable regulations in other countries. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of our drug candidates, it will not approve them or will require additional studies, which can be time consuming and expensive and which will delay commercialization of a drug candidate. We and any partners may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our drug candidates. Failure to receive these approvals or delays in such receipt could prevent or delay commercial introduction of a product and, as a result, could negatively impact our ability to generate revenue from product sales. In addition, following approval of a drug candidate, we and our partners must comply with comprehensive government regulations regarding how we manufacture, market and distribute products. If we fail to comply with these regulations, regulators could force us to withdraw a drug candidate from the market or impose other penalties or requirements that could have a similar negative impact.

We cannot guarantee that any of our drug candidates will be safe and effective, will be approved for commercialization or that our partners or we can successfully commercialize these drug candidates.

If the results of clinical testing indicate that any of our drugs under development are not suitable for commercial use, or if additional testing is required to demonstrate such suitability, we may need to abandon one or more of our drug development programs.

BIOBALANCE'S  PRODUCT  MAY  BE  DENIED  MEDICAL  FOOD  STATUS

BioBalance's regulatory strategy with its initial product is to establish its initial product as a medical food. The advantage of this is that it is a relatively rapid and relatively inexpensive way to reach the market. A "medical food" is defined as a food which is formulated to be consumed or administered under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which instinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Perhaps most importantly, FDA's policies on medical food products have long been in a state of flux and are not the subject of final regulations. In the future, it is possible that FDA policies in this area could be adopted that would prevent or severely limit BioBalance's ability to market the PROBACTRIX(TM) product as a medical food. Overall, we cannot assure that BioBalance will satisfy the regulatory requirements applicable to medical foods. Such a failure would result in BioBalance having to market the product as a dietary supplement under the Dietary Supplement Health Education Act (DSHEA) or as a drug which would have to enter the new drug regulatory pathway at either Phase I, or Phase II, which could result in the need to raise large sums of money. In addition, such a determination would result in a significant delay in introduction of the product to the market.

POTENTIAL FAILURE OF PLANNED CLINICAL TRIALS TO PRODUCE STATISTICALLY SIGNIFICANT DATA COULD IMPAIR BIOBALANCE'S ABILITY TO SUCCESSFULLY MARKET ITS PRODUCT

Even if BioBalance is successful in establishing medical food status, there still is substantial risk that the extensive clinical trials that BioBalance is planning will not yield sufficient statistically significant data to make strong marketing claims. This could adversely affect marketing efforts to the medical community, which is traditionally resistant to new treatments even if approved by the FDA unless also supported by statistically significant data before recommending it to patients. This could severely limit BioBalance's ability to successfully market its product.

POTENTIAL SIDE EFFECTS OF BIOBALANCE'S PRODUCT COULD IMPAIR BIOBALANCE'S ABILITY TO SUCCESSFULLY MARKET ITS PRODUCT

Although no side effects of BioBalance's product have been reported, it is possible that any time during clinical trials or patient usage, side effects may be encountered. If they are common enough or significant enough, this could result in BioBalance's product being withdrawn from the market.

BIOBALANCE'S  PRODUCT  MAY  NOT BE ACCEPTED BY PHYSICIANS, INSURERS, OR PATIENTS

Patients, doctors, and insurers must accept BioBalance's product as medically useful and cost-effective for BioBalance to be successful. Market acceptance will require substantial education about the benefits of the product. We cannot assure that patients, doctors or insurers will accept BioBalance's product, even if approved for marketing, on a timely basis. If patients, the medical community, and insurers do not accept BioBalance's product or acceptance takes longer than anticipated, profits would be reduced.

GOVERNMENT AND PRIVATE INSURANCE PLANS MAY NOT PAY FOR BIOBALANCE'S PRODUCT

The success of BioBalance's product in the United States and other significant markets will depend, in part, upon the extent to which a consumer will be able to obtain reimbursement for the cost of such product from governmental authorities, third-party payors and other organizations. BioBalance cannot determine in advance the reimbursement status of newly approved therapeutic products. Even if a product is approved for marketing, BioBalance cannot be sure that adequate reimbursement will be available. Also, future legislation or regulation, or related announcements or developments, concerning the health care industry or third party or governmental coverage and reimbursement may adversely affect BioBalance's business. In particular, legislation or regulation limiting consumers' reimbursement rights could have a material adverse effect on BioBalance's revenues.

BIOBALANCE MAY LOSE ANY TECHNOLOGICAL ADVANTAGE BECAUSE PHARMACEUTICAL RESEARCH TECHNOLOGIES CHANGE RAPIDLY

The pharmaceutical research field is characterized by rapid technological progress and intense competition. As a result, BioBalance may not realize the expected benefits of its business strategy. Businesses, academic institutions, governmental agencies, and other public and private research organizations are conducting research to develop technologies that may compete with those of BioBalance. It is possible that competitors could acquire or develop technologies that would render BioBalance's technology obsolete or noncompetitive. BioBalance cannot be certain that it will be able to access the same technologies at an acceptable price, or at all.

POSSIBLE PRODUCT LIABILITY LOSSES AND ADVERSE PRODUCT PUBLICITY

BioBalance, like any other wholesaler, retailer or distributor of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims and negative publicity in the event that the use of its product results in injury. BioBalance faces the risk that materials used in the manufacture of the final product may be contaminated with substances that may cause sickness or injury to persons who have used the products, or that sickness or injury to persons may occur if the product distributed by BioBalance is ingested in dosages which exceed the dosage recommended on the product label. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on BioBalance. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding any future insurance coverage, could have a material adverse effect on BioBalance. Additionally, BioBalance is highly dependent upon consumers' perception of the safety and quality of its product as well as similar products distributed by other companies. Thus, the mere publication of reports and negative publicity asserting that such products may be harmful could have a material adverse effect on BioBalance, regardless of whether such reports are scientifically supported, regardless of whether the harmful effects would be present at the dosages recommended for such products, and regardless of whether such adverse effects resulted from failure to consume the product as directed.

INTENSE COMPETITION MAY RESULT IN AN INABILITY TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY

The pharmaceutical industry is highly competitive. Numerous companies, many of which are significantly larger than BioBalance, which have greater financial, personnel, distribution and other resources than BioBalance and may be better able to withstand volatile market conditions, will compete with BioBalance in the development, manufacture and marketing of probiotics for the treatment of IBS. There can be no assurance that national or international companies will not seek to enter, or increase their presence in the industry. In addition, large nationally known companies (such as Novartis and GlaxoSmithKline) are in competition with BioBalance in this industry, since they have already spent millions of dollars to develop treatments for IBS. Increased competition could have a material adverse effect on BioBalance, as our competitors may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of BioBalance.

BIOBALANCE IS DEPENDENT ON NEW PRODUCTS AND CONTINUED INNOVATION

The pharmaceutical industry in general, including the market for IBS treatments, is characterized by rapid innovation and advances. These advances result in frequent product introductions and short product life cycles, requiring a high level of expenditures for research and development and the timely introduction of new products. BioBalance believes its ability to grow and succeed is partially dependent upon its ability to introduce new and innovative products into such markets. BioBalance currently has plans to introduce additional products in its existing markets such as treatments for travelers' diarrhea and Crohn's disease. We cannot assure that BioBalance will be successful in its plans to introduce additional products to the market.

INTELLECTUAL PROPERTY RIGHTS MAY NOT PROTECT THE BIOBALANCE BUSINESS.

BioBalance has adopted an aggressive patent policy on current and future products. It uses a combination of patents, trademarks and trade secrets to protect its proprietary position on PROBACTRIX(TM).

We cannot assure that BioBalance's pending or future patent and trademark registration applications will result in issued patents and registered trademarks, or that, if issued, BioBalance's applications will be upheld if challenged. Further, even if granted, we cannot assure that these patents and trademarks will provide BioBalance with any protection from competitors, or, that if they do provide any meaningful level of protection, that BioBalance will have the financial resources necessary to enforce its patent and trademark rights. In addition, we cannot assure that others will not independently develop technologies similar to those covered by BioBalance's pending patents and trade secrets, or design around the pending patents. If others are able to design around BioBalance's patents, its results of operations could be materially adversely affected. Further, BioBalance will have very limited, if any, protection of its proprietary rights in those jurisdictions where it has not effected any filings or where it fails to obtain protection through its filings.

We cannot assure that third parties will not assert intellectual property infringement claims against BioBalance in the future with respect to current or future products. BioBalance is responsible for defending against charges of infringement of third party intellectual property rights by BioBalance's actions and products and such assertion may require BioBalance to refrain from the sale of its product, enter into royalty arrangements or undertake costly litigation. Further, challenges may be instituted by third parties as to the validity, enforceability and infringement of BioBalance's patents.

BioBalance's adherence to industry standards with respect to its product may limit its opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which BioBalance's product may be sold may not protect BioBalance's product and intellectual property rights to the same extent as the laws of the United States. As a consequence, BioBalance requires all of its personnel to execute confidentiality agreements and assignment of intellectual property agreements in its favor.

THE  BUSINESS  COMBINATION  EFFECTED  BY  US  AND BIOBALANCE MAY NOT ACHIEVE THE
ANTICIPATED BENEFITS, IN WHICH CASE THE BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS OF THE COMBINED COMPANY COULD BE ADVERSELY EFFECTED

We must overcome significant issues in order to realize any benefits or synergies from the merger transaction, including the timely, efficient and successful execution of a number of post-transaction events. Key events include:

     - Managing the disparate operations of two companies doing business in very different sectors of the health care market;

     - Retaining, recruiting, and assimilating key personnel for each company;

     - Obtaining financing needed to fund BioBalance's product development, regulatory compliance, manufacturing and marketing activities; and

     - Maintaining good working relationships between the management's of the Company and BioBalance, as well as uniform standards, controls, procedures and policies.

The execution of these tasks will involve considerable risks and may not be successful. These risks include:

     - The potential disruption of the combined companies' ongoing business and distraction of their respective management's;

     - Unanticipated expenses related to product development, regulatory compliance, manufacturing and marketing;

     - The impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     -    Potential  unknown liabilities associated with the probiotic business.

We may not succeed in addressing these risks or any other problems encountered in connection with the transaction. We cannot assure that we will realize any of the anticipated benefits of the transaction. If we are unable to adequately address any of the risks relating to integration of the companies, we may be required to substantially alter, or possibly divest, the operations of either our home health care business or probiotic business.

Risk Relating to Home Health Care Business

OUR INDIRECT DEPENDENCY UPON REIMBURSEMENT BY THIRD-PARTY PAYORS; HEALTH CARE REFORM COULD REDUCE REVENUEs

More than 30% of our revenues of are paid by Certified Home Health Agencies and Long-Term Home Health Care Programs, as well as other clients who receive their payments from "third-party payors," such as private insurance companies, self-insured employers and HMOs. Our revenues and profitability, like those of other home health care companies, are affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement or payment rates, increasing case management review of services and negotiating reduced contract pricing. Because home care is generally less costly than hospital-based care, home nursing and home care providers have benefited from cost containment initiatives aimed at reducing the costs of medical care. However, as expenditures in the home health care market continue to grow, cost containment initiatives aimed at reducing the costs of delivering services at non-hospital sites are likely to increase. A significant reduction in coverage or payment rates of public or private third-party payors would reduce New York Health Care's revenues and profit margins. While we are not aware of any substantive changes in the Medicare or Medicaid reimbursement systems for home health care which are about to be implemented, revised budget plans of New York State or the federal government could result in limitation or reduction in the reimbursement of home care costs and in the imposition of limitations on the provision of services which will be reimbursed. Moreover, third party payors, particularly private insurance companies, may negotiate fee discounts and reimbursement caps for services we provide.

SLOW PAYMENTS AND POSSIBLE BAD DEBTS MAY CAUSE WORKING CAPITAL SHORTAGES AND OPERATING LOSSES.

We generally collect payments from our contractors within one to three months after services are rendered, but pay our obligations on a current basis. This timing delay may cause working capital shortages from time to time. We have a secured revolving credit facility, which may be available to cover these periodic shortages. Borrowings or other methods of financing may not be available when needed or, if available, may not be on terms acceptable to us. Although we have established a bad debt reserve for uncollectible accounts, any significant increase in bad debts would damage our profitability.

PROFESSIONAL  LIABILITY  INSURANCE  MAY  BECOME  INADEQUATE,  UNAVAILABLE OR TOO
COSTLY

The administration of home care and the provision of nursing services entails certain liability risks. We maintain professional liability insurance coverage with limits of $1,000,000 per claim and $3,000,000 annual aggregate, with an umbrella policy providing an additional $5,000,000 of coverage. Although we believe that the insurance we maintain is sufficient for its present operations, professional liability insurance is increasingly expensive and sometimes difficult to obtain. A successful claim against us in excess of, or not covered by, our insurance could adversely affect our business and financial condition. Claims against us, regardless of their merit or eventual outcome, could also adversely effect our reputation and home health care business.

CHANGES IN FEDERAL AND STATE REGULATION COULD INCREASE COSTS AND REDUCE REVENUES

Our home health care business is subject to substantial regulation at the state level and also under the federal Medicare and Medicaid laws. In particular, we are subject to state laws regulating home care, nursing services, health planning and professional ethics, as well as state and federal laws regarding fraud and abuse in government funded health programs. Changes in the law or new interpretations for existing laws can increase the relative costs of doing business and reduce the amount of reimbursement by government and private third-party payors. Although we have not experienced any difficulties to date complying with applicable laws, rules or regulations, our failure to obtain, renew or maintain any required regulatory approvals or licenses could have a material adverse on us and could prevent us from offering our existing services to patients or from further expansion.

Pending legislation in both the States of New York and New Jersey could substantially impact the conduct of our home health care business and potentially adversely affect the cost of operations and available reimbursement. Under the pending legislation in New Jersey, home health care aides would be required to register with various State-funded home care councils; the home care councils would have the ability to employ home health care aides and provide referrals to consumers seeking the services of home health care aides; the State could assess and collect fees from home health care agencies to pay the costs of operating the home care councils, and the State could fix minimum wages for home health care aides, as well as place caps on permissible administrative expenses. Under the pending legislation in New York, certain reporting requirements, as well as caps on permissible administrative expenses, would be imposed. If the pending legislation becomes law its current form, costs of operations of our home health care business in both New York and New Jersey are likely to increase, and we would not be able to conduct our home health care business in New Jersey on a profitable basis.

INTENSE COMPETITION COULD RESULT IN LOSS OF CLIENTS, LOSS OF PERSONNEL, REDUCED REVENUES AND INABILITY TO OPERATE PROFITABLY

The home health care industry is marked by low entry costs and is highly fragmented and competitive. We compete for personnel with hospitals and nursing homes, and we also compete for both personnel and business with other companies that provide home health care services, most of which are large established companies with significantly greater resources, access to capital and greater name recognition than we have. Our principal business competitors include Gentiva Health Services, Premiere Health Services, National Home Health Care, Patient Care, Inc., and Personal Touch Home Care Services, Inc. We also compete with many other small temporary medical staffing agencies. Competition for qualified paraprofessional personnel in the New York Metropolitan area is intense. New York Health Care believes that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future.

DEPENDENCE ON MAJOR CUSTOMERS AND REFERRAL SOURCES MAY RESULT IN SUBSTANTIAL DECLINES IN REVENUES IF CUSTOMERS ARE LOST.

The development and growth of our home care and nursing businesses depends to a significant extent on our ability to establish close working relationships with hospitals, clinics, nursing homes, physician groups, HMO's, governmental health care agencies and other health care providers. Many of our contractual arrangements with customers are renewable annually. Existing relationships may not be successfully maintained and additional relationships may not be successfully developed and maintained in existing and future markets. Our 10 largest customers accounted for approximately 86.8% of gross revenues during the year ended December 31, 2003. One referral source, New York City Medicaid, was responsible for approximately 50.45% of our gross revenues for the year ended December 31, 2003. The loss of, or a significant reduction in, referrals by these sources, as well as certain other key sources, would have a material adverse effect on results of operations of our home health care business.

LOSS OF KEY PERSONNEL MAY RESULT IN IMPAIRMENT OF THE ABILITY TO DELIVER SERVICES OR MANAGE OPERATIONS

Our success in the home health care business to a large extent depends upon the continued services of Jerry Braun, our President / Chief Executive Officer, and Jacob Rosenberg, our Vice President, Chief Operating / Chief Financial Officer. The BioBalance merger resulted in a change in control, which reduced the percentage of voting shares held by Messrs. Braun and Rosenberg and triggered provisions in their respective employment agreements which provide significant monetary and other benefits to them. Although the Company has entered into employment agreements with Messrs. Braun and Rosenberg which expire in 2009, and the Company is the sole beneficiary of a $5,000,000 life insurance policy covering Mr. Braun and a $3,000,000 life insurance policy covering Mr. Rosenberg, the loss of the services of either of these executive officers for any reason, including, but not limited, to a violation of their employment agreements, would damage us. The success of our home health business will also depend, in part, upon our ability in the future to attract and retain additional qualified licensed health care, operating, marketing and financial personnel. Competition in the home health care industry for such qualified personnel is often intense and we may not be able to retain or hire the necessary personnel.

OUR INABILITY TO IDENTIFY SUITABLE LOCATIONS OR PERSONNEL OR TO SECURE FINANCING MAY IMPAIR FUTURE GROWTH

Our ability to expand our home health care business depends on a number of factors, including the availability of desirable locations and qualified personnel, the availability of acquisition candidates and our ability to finance such expansion. Our establishment of additional branch offices and any future acquisitions by us may involve the use of cash, debt or equity securities, or a combination thereof. We may be required to obtain additional financing to achieve such objectives. That financing may not be available, or, if available, may be on unacceptable terms. We are not experienced in operating health care businesses unrelated to its current businesses and we may be unable to successfully operate any such unrelated health care business.

RISKS RELATING TO OUR COMMON STOCK

POSSIBLE VOLATILITY OF COMMON STOCK MAY RESULT IN LOSSES TO SHAREHOLDERS

The trading price of our common stock has been subject to significant fluctuations and, since the Merger in January 2003, has ranged from a high of $4.50 to a low of $1.96 for the year of 2003. The price of our common stock is likely to continue to be affected by various factors, including but not limited to the financial results of the BioBalance merger, and the results of our development efforts of PROBACTRIX(TM) and other products, variations in quarterly results of operations, announcements of new contracts or services or acquisitions by the Company or its competitors, governmental regulatory action, general trends in the industry and other factors, such as extreme price and volume fluctuations which have been experienced by the securities markets from time to time in recent years.

OUR FAILURE TO SATISFY NASDAQ LISTING STANDARDS COULD RESULT IN REDUCED LIQUIDITY AND LOWER STOCK PRICE

Our common stock is listed for trading on the NASDAQ SmallCap Market and the Boston Stock Exchange. In order to qualify for continued listing on the NASDAQ SmallCap Market, we, among other things, must have $2,500,000 of shareholders equity and a minimum bid price of $1.00 per share and comply with certain non-quantitative criteria established by Nasdaq. If we are unable to satisfy the requirements for quotation on NASDAQ, it is anticipated that our common stock would be quoted in the over-the-counter market National Quotation Bureau ("NQB") "pink sheets" or on the NASD OTC Electronic Bulletin Board. As a result, the liquidity of the common stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media's coverage and lower prices for our common stock than might otherwise be attained. In addition, if the common stock is delisted from NASDAQ it might be subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account.

In the event our common stock were subsequently to be classified as a penny stock, the market liquidity for the common stock could be severely affected. In such an event, the regulations relating to penny stocks could limit the ability of broker dealers to sell the common stock and, thus, the ability of shareholders to sell their shares in the market.

ISSUANCE OF PREFERRED STOCK COULD REDUCE THE VALUE OF COMMON STOCK AND COULD HAVE ANTI-TAKEOVER EFFECTS

We are authorized by our certificate of incorporation to up to 5,000,000 shares of preferred stock value, on terms which may be fixed by our board of directors without further shareholder action. There are now 590,375 shares of Series A convertible preferred stock currently issued and outstanding which can be converted, on a 1-for-2/3rds basis, into shares of common stock. The terms of any new series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the common stock. The issuance of an additional series of preferred stock, depending upon the rights and preferences of such series, could make the possible takeover of the Company or the removal of management of New York Health Care more difficult, discourage hostile bids for control of New York Health Care in which shareholders may receive premiums for their shares of common stock, or otherwise dilute the rights of holders of common stock and the market price of the common stock.


ITEM  7A:  QUANTATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

       Not applicable.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

      The consolidated financial statements of the Company, together with the independent accountants report thereon of Weiser LLP, for the year ended 2003 and from Holtz Rubenstein for period ending December 31, 2001 and year ended December 31, 2002 appears herein. See Index to Financial Statements appearing on page 77.

ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
           ACCOUNTING  AND  FINANCIAL  DISCLOSURE

       None.

ITEM  9A.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation the Company refined the use of BioBalance's accounting software system to more accurately reflect the allocation of expenses to individual accounts. Moreover, as a result of the evaluation and after taking into account the indictment of a former member of management of, the Company's wholly-owned subsidiary BioBalance during the fourth fiscal quarter of 2003, authorization for payment of BioBalance invoices was transferred to specified officers of the Company. There were no other changes during the fourth fiscal quarter of 2003.

     Please note that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The  executive  officers  and  directors  of  the  Company  are as follows:

Name                    Age         Position
-----                   ---         --------

Jerry Braun             46     President, Chief Executive Officer and a Director

Jacob Rosenberg         45     Vice President, Chief Operating Officer,
                               Chief Financial and Accounting Officer,
                               Secretary and a Director

Dennis O'Donnell        48     Director and President and Chief Operating
                               Officer of The BioBalance Corp.

H.  Gene  Berger        63     Director

Fred E. Nussbaum        56     Director

Mordecai H. Dicker      43     Director

Mark Gray               45     Director

      Jerry Braun has been the President and Chief Executive Officer and a director of the Company since its inception in 1983 and was Chief Operating Officer of the Company from 1983 to 1995.

      Jacob Rosenberg, has been Secretary and a director of the Company since its inception in 1983, Vice President and Chief Operating Officer of the Company since 1995 and Chief Financial Officer of the Company since January 2000.

     Dennis O'Donnell has been a director of the Company since January 2004, Chief Operating Officer of the Company's BioBalance subsidiary since May 2003 and President of BioBalance since November 2003. Mr. O'Donnell has more than 20 years of general management, marketing and business development experience in the pharmaceutical, consumer healthcare and nutritional industries, principally with Wyeth (formerly American Home Products) from 1983 to 2002, including as manager of the Wyeth's Respiratory and GI/Topicals Divisions from 1994 to 1996; Senior Vice President of Global Business Development & Strategic Planning for Wyeth's OTC Drug Division from 1996 to 1998 (where he identified drugs, devices and medical foods for potential acquisition); and Executive Vice President and General Manager of Wyeth's Solgar division, a manufacturer of premium dietary supplements, probiotics and specialty nutritional products. From February 2002 to April 2003, he was a consultant to the pharmaceutical and consumer healthcare industries. Mr. O'Donnell is a registered pharmacist, with a B.S. in Pharmacy from St. John's University and an MBA in Marketing & Finance from New York University's Stern School of Business.

      H. Gene Berger has been a director of the Company since 1998. Since 1981, Mr. Berger has been the president of Jay Isle Associates, a consulting firm to the health care industry. During the period 1969 to 1981, Mr. Berger was employed by Pfizer, Inc. Pharmaceutical Division, in various senior level management positions. From 1991 to 1997, Mr. Berger was employed by Transworld Health Care, Inc., a public company, which is a regional provider of alternate site health care services and products, in a number of capacities including as Executive Vice President, President, Chief Operating Officer and Chief Executive Officer. Additionally, Mr. Berger has been CEO and President of six other companies in the health care industry.

      Fred E. Nussbaum has been a director of the Company since January 2004. Mr. Nussbaum is licensed as a certified public accountant in New York and has, for more than the past five years, provided accounting and auditing services to individuals, partnerships, corporations and not-for-profit and charitable organizations. From 1997 to 1999 Mr. Nussbaum was the Chief Financial Officer of DEB-EL Foods Corporation, a large producer of eggs and egg-based products in the Northeast. Mr. Nussbaum is a member of the American Institute of Certified Public Accountants as well as the New York State Society of Certified Public Accountants. He has a BBA from the Bernard M. Baruch College of the City University of New York.

     Mordecai H. Dicker has been a director of the Company since January 2004. From 1998 to 1999, Mr. Dicker was the Company's Program Director, responsible for payroll, billing, accounts receivable and cash receipts. From 2000 to 2003, Mr. Dicker was Administrator of the Sayreville Senior Living Center, Inc., a 230-bed long-term care facility. Since 2003, he has been the Administrator of the Franklin Care Center, a 180-bed long-term care facility.


      Mark Gray has been a director of the Company since January 2004. From 1985 to 2000, Mr. Gray was an independent computer consultant serving insurance, banking, technology and consumer goods corporations in the development and management of various computer systems and software. From 2000 to 2003, Mr. Gray was the Director of Clinical Services for CATECG Medical Services, PC, a provider of mobile diagnostic cardiology and neurology services to hospitals and other medical care facilities in the New York metropolitan area. Since 2003, he has been Executive Vice President of ESF Marks, LLC, a computer software company. Mr. Gray has a B.A. in Medical Computer Science from Brooklyn College of the City University of New York.

     Directors hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or until death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board. All of the Company's executive officers devote approximately 90% of their time to the business affairs of the Company. There is no family relationship between any of the Company's directors or executive officers.

AUDIT  COMMITTEE

     The Board of Director has a standing Audit Committee. The members of the Audit Committee are H. Gene Berger, Mordecai Dicker and Fred E. Nussbaum. Fred
E. Nussbaum will serve as Chairman of the Audit Committee and as the audit committee financial expert. The Board has determined that each member of the Audit Committee, including the Company's audit committee financial expert , is "independent," as that term is defined in the applicable NASDAQ listing standards and SEC rules.

SECTION  16(A)  COMPLIANCE  REPORTING

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers and holders of more than 10% of the Company's common stock to file reports with the SEC about their ownership of common stock and other securities of the Company. These persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to identify anyone who filed a required report late during 2003.

      Based solely on our review of forms we received and written representations from reporting persons stating that they were not required to file these forms, the Company believes, that during 2003, all Section 16(a) filing requirements were satisfied on a timely basis.

CODE  OF  ETHICS

     The Company has adopted a Code of Ethics for Senior Financial Officers which applies to the Company's Chief Executive Officer and Chief Financial and Principal Accounting Officer. A copy of this Code is filed with this report as Exhibit 14.1.



ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2001, 2002 and 2003, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those fiscal years, to the Company's Chief Executive Officer and to each of the three other most highly compensated executive officers of the Company and its BioBalance subsidiary, and to Paul
Stark, who served as President of BioBalance until November 2003, and whose total salary and bonuses for the fiscal year 2003, in all capacities in which served, was $100,000 or more (collectively, the "Named Officers"):


                                        ANNUAL
                                      COMPENSATION                    LONG-TERM COMPENSATION
                                      ------------                    ----------------------
NAME AND
PRINCIPAL                                                             AWARDS      SECURITIES  PAYOUTS
POSITION                                              OTHER ANNUAL   RESTRICTED  UNDERLYING   LTIP     ALL OTHER
                             YEAR   SALARY     BONUS  COMPENSATION     STOCK     OPTIONS/SARS PAYOUTS  COMPENSATION
                             ($)      ($)       ($)      ($)          AWARDS($)                 (#)        ($)
                           ----------------------------------------------------------------------------------------
Jerry Braun (1)
  President and Chief
  Executive Officer          2003  $ 333,872  $ 35,000  $44,085 (1)              200,000 Shares        $412,500 (3)
-------------------------------------------------------------------------------------------------------------------
Jacob Rosenberg (2)
  Chief Operating Officer
  and Chief Financial        2003  $ 257,557  $ 30,000  $46,447 (2)              200,000 Shares        $337,500 (3)
  Officer
-------------------------------------------------------------------------------------------------------------------
Dennis O'Donnell (4)(5)
 President and Chief         2002  $       0  $      0  $     0                                        $      0
Operating Officer of         2003  $ 126,923  $      0  $12,198 (4)              200,000 Shares        $      0
BioBalance
-------------------------------------------------------------------------------------------------------------------
Paul Stark (6)(7)
  President  of              2002  $ 100,000  $      0  $16,267 (6)                                    $      0
  BioBalance                 2003  $ 101,450  $      0  $18,536 (6)              100,000 Shares        $      0
-------------------------------------------------------------------------------------------------------------------

(1) Includes $31,081 of medical insurance premiums paid on behalf of such individual, $3,004 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual and $10,000 in expense allowance for the year ended 2003.

(2) Includes $31,081 of medical insurance premiums paid on behalf of such individual, $5,366 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual and $10,000 in expense allowance for the year ended 2003.

(3) Change in control payment. This change in control took place with the merging of the Company and BioBalance on January 2, 2003.

(4) Includes $12,198 of medical insurance premiums paid on behalf of such individual for the fiscal year 2003.

(5)   Dennis  O'Donnell  became  President  of  BioBalance on November 26, 2003.

(6) Includes $18,536 and $16,267 of medical insurance premiums paid on behalf of such individuals for the fiscal years 2003 and 2002.


(7)   Paul  Stark  resigned as  President  of  BioBalance  on November 20, 2003.


OPTION/SAR  GRANTS  IN  2003

The following table provides certain information with respect to stock options granted to the Named Officers.

                                    Individual Grants

----------------------------------------------------------------------------------------

                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in     Exercise Price       Expiration    Grant Date
Name              Granted        Fiscal Year (1)  Per Share ($/sh)     Date          Present Value(2)
----------------  -------------  ---------------  -------------------  -----------   ----------------
Jerry Braun       200,000          23.6 %             3.14              03/07/13        $496,000
                   40,000           4.72              3.77              09/26/13        $ 68,800

Jacob Rosenberg   200,000          23.6               3.14              03/07/13        $496,000
                   40,000           4.72              3.77              09/26/13        $ 68,800

Dennis O'Donnell  200,000          23.5               2.48              06/02/13        $ 82,230

Paul Stark(3)     100,000          11.8               3.14              03/07/13        $248,000
----------------------------------------------------------------------------------------

(1) Based on a total of options granted to employees of the Company in 2003, including the Named Officers.

(2) Estimated fair value of each option grant on the date of grant was determined by use of the Black-Scholes option pricing model.

(3) The right to exercise this option has terminated pursuant to the terms of the Company's Incentive Performance Plan.

STOCK  OPTION  EXERCISES  AND  YEAR  END  VALUES

The following table sets forth, for the Named Officers, the number of shares covered by stock options as of December 31, 2003, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2003. No options were exercised by the Named Officers in 2003.

                                                   Number  of
                                                   Securities              Value  of
                                                   Underlying              Unexercised
                                                   Unexercised             In-the-Money
                                                   Options/SARs at         Options/SARs at
                   Shares                          Fiscal Year-End         Fiscal Year-End
                   Acquired                        Exercisable/            Exercisable/
Name               on Exercise   Value Realized    Unexercisable           Unexercisable
----------------  -------------  --------------  ------------------    -------------------------
Jerry Braun                                       62,500/0      Shs    $                    0
                                                  36,666/0      Shs                     7,700
                                                  23,333/0      Shs                    29,400
                                                  33,333/0      Shs                    59,333
                                                  33,333/0      Shs                    56,333
                                                  66,666/0      Shs                   133,999
                                                  66,666/0      Shs                   128,665
                                                  66,666/0      Shs                   124,665
                                                  66,666/0      Shs                   118,665
                                                 200,000/0      Shs                         0
                                                  40,000/0      Shs                         0


Jacob Rosenberg                                   36,666/0      Shs                     7,700
                                                  23,333/0      Shs                    29,400
                                                  33,333/0      Shs                    59,333
                                                  33,333/0      Shs                    56,333
                                                  66,666/0      Shs                   133,999
                                                  66,666/0      Shs                   128,665
                                                  66,666/0      Shs                   124,665
                                                  66,666/0      Shs                   118,665
                                                 200,000/0      Shs                         0
                                                  40,000/0      Shs                         0

Dennis O'Donnell                                 33,333/166,667 Shs              9,333/46,666

Paul Stark                                       100,000/0      Shs                         0

COMPENSATION  OF  DIRECTORS

     Directors who are employees of the Company or its BioBalance subsidiary do not receive any additional compensation for their services as directors. Each non-employee director of the Company is paid a fee of $2,000 per month, plus $1,000 for each Board meeting attended and $500 for attendance at each meeting of a committee of the Board of Directors of which such director is a member. The Company also reimburses each director for all expenses of attending such meetings.

     No  additional  compensation  of  any nature is paid to employee directors.

     The Company also issues common stock purchase warrants to non-employee directors from time to time in recognition of their services.

EMPLOYMENT  AGREEMENTS;  CHANGE  IN  CONTROL  ARRANGEMENTS

      The Company entered into amended employment agreements with Messrs. Jerry Braun and Jacob Rosenberg for employment terms that expire on December 26, 2009.

      Mr. Braun's amended agreement provides for his service as President and Chief Executive Officer in consideration of (i) initial annual base compensation of $233,000 and annual salary increases of 10%; (ii) reimbursement of business expenses; (iii) participation in the

Company's bonus, 401(k) and stock option plans; (iv) $750 per month automobile leasing cost allowance and reimbursement of automobile insurance and maintenance costs; (v) $10,000 per year allowance for the cost of insurance and other items (which has been in effect since January 2002); and (vi) 48 days of compensated absences per year.

      Mr. Rosenberg's employment agreement has the same general terms and conditions as Mr. Braun's, except that he serves as Vice President, Secretary and Chief Operating Officer, and his initial annual base compensation is approximately $186,000.


      Each employment agreements provide that if the executive's service as a member of the Board of Directors of the Company terminates for any reason, other than death, the executive and the Company will enter into a consulting agreement, commencing on the date of termination, whereby the executive will agree to provide consulting services to the Company on an as-needed basis for a period of not less than five years. As compensation for those services, the executive will be granted an option for 10 years to acquire 500,000 shares of the Company's common stock at a price per share equal to the closing price of the Company's common stock on the date of termination. This consulting agreement also provides that the Company will register the shares of common stock underlying the option for sale in public markets no later than 90 days after termination.

      These employment agreements also provide additional benefits if a "change of control" of the Company occurs. A "change of control" is deem to have occurred if:

      - the Company enters into an agreement for its merger or consolidation with another corporation or for the sale of all or substantially all of it's assets, followed by termination of the executive's employment within 12 months;

     -   persons, other than the Company's then current shareholders, acquire
(1) a majority in book value of the Company's assets, (2) a majority of its common stock, (3) the power to designate a majority of the Company's Board of Directors, or (4) otherwise acquire the ability to control the Company's management ; or

      - any other event (or series of events) occurs which, in the opinion of the Company's board of directors, will, or is likely to, if carried out, result in a change of control of the Company.

      In  the  event  of  a  change  of  control,

      - the unexercised stock options of each executive will immediately vest and be exercisable in full;

      - the Company will pay each executive a lump-sum payment equal to 2.99 times the average of their annual base salary and bonus for the previous five years and the cost of either maintaining the lease or transferring ownership of the automobile for which the Company had been paying the leasing costs for the executive, and

      - to the extent any payments received by an executive from the Company subjects the executive to an excise tax under Section 499 of the Internal Revenue Code, the Company will make an additional payment to the executive so that the executive's net after-tax compensation is not reduced by the excise tax.

All "change of control" compensation is limited by each employment agreement, to the extent the compensation may qualify as a "parachute payment" under Section 280G of the Internal Revenue Code, to the maximum amount that may be paid to that executive without any part of that compensation being deemed to be an "excess parachute payment." That maximum amount is generally determined by multiplying the average of the executive's annual base salary and bonus for the previous five years by a factor of three. This change of control took place on January 2, 2003 when the Company merged with BioBalance.

      Messrs. Braun and Rosenberg also participate, together with all other salaried employees of the Company's home health care business, in a bonus plan pursuant to which 10% of the annual pre-tax net income of the Company's home health care business income is contributed to a bonus pool which is distributable to these employees in amounts determined by the Company's Compensation Committee.

Savings  and  Equity  Compensation  Plans

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

Equity  Compensation  Plans

      The following table summarizes with respect to options and warrants under the Company's equity compensation plans at December 31, 2003:

                                                                  Number of securities
                      Number of securities  Weighted-average    remaining available for
                       to be issued upon    exercise price of    future issuance under
                          exercise of          outstanding     equity compensation plans
                      outstanding options,  options, warrants    (excluding securities
Plan category         warrants and rights      and rights       reflected in column (a))
--------------------  --------------------  -----------------  --------------------------
Equity compensation              1,515,000               1.93                   3,144,500
plans approved by
security holders(1)

Equity compensation              1.665,651               2.57
plans not approved
by security
holders(2)

Total                            3,180,651


(1) Represents shares of the Company's common stock issuable pursuant to the Company's Performance Incentive Plan, amended (the "Option Plan").

The Company's board of directors and stockholders approved and adopted the Option Plan in March 1996. The Company's stockholders approved amendments to the Option Plan (previously adopted by the board of directors) in 1998, 1999, 2000 and 2002. The Option Plan is administered by the standing compensation committee (the "Committee") of the board of directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option. Options become exercisable in whole or in part from time to time as determined by the Committee, but in no event may a stock option be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior to the end of the period. Stock options have a maximum term of 10 years from the date of grant, except that the maximum term of an incentive stock options granted to an employee who, at the date of grant, is a holder of more than 10% of the outstanding common stock (a "10% holder") may not exceed five years from the date of the grant. The exercise price of an incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value per share of the common stock at the date of grant, except that the exercise price of an incentive stock options granted to a 10% holder may not be less than 110% of the fair market value. The exercise price of options must be paid in full on the date of exercise and is payable in cash or in shares of Common Stock having a fair market value on the exercise date.

(2) Includes 62,500 shares of common stock issuable upon exercise of a non-plan option granted to an executive officer of the Company in 1996 at an exercise price of $4.50 per share which expires in 2006, 67,500 shares of common stock issuable upon exercise of warrants granted to non-employee directors at exercise prices not less than 100% of the fair market value per share of the common stock at the respective dates of grant and generally expiring three to 10 years from the date of grant, 949,200 shares of common stock issuable upon exercise of warrants issued to consultants in consideration for services performed or to be for the Company or BioBalance at exercise prices not less than 100% of the fair market value per share of the common stock at the respective dates of grant; and 586,452 shares of common stock issuable upon exercise of non-plan options and warrants issued by the Company in exchange for non-plan options and warrants issued by BioBalance in connection with the Company's acquisition of BioBalance. Some of these warrants vest immediately and some warrants vest monthly.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 14, 2003 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors as a group:


                              Shares         Percentage
Name and Address of           Beneficially   of Stock
Beneficial Owner              Owned(l)       Outstanding(l)
----------------------------  -------------  ---------------
Jerry Braun (2)                  1,303,759            5.06%
929 East 28th Street
Brooklyn, NY  11210

Jacob Rosenberg (3)                867,130            3.38%
932 East 29th Street
Brooklyn, NY  11210


Dennis O'Donnell (4)               279,175               *
66 South Stone Hedge Drive
Basking Ridge, NJ 07920

H. Gene Berger (5)                  47,500               *
11 Fenimore Drive
Scotch Plains, NJ 07076

Fred E. Nussbaum                                         *
960 East 27 Street
Brooklyn, NY 11210

Mark Gray                                                *
872 East 27 Street
Brooklyn, NY 11210

Mordecai Dicker                                          *
2923 Bailey Court
Far Rockaway, NY 11691

Pinchas Stefansky (6)            2,024,000            8.11%
Hershey Holdings
Leon House
Secretary's Lane
P.O. Box 450, Gibraltar

Douglas Andrew Ryan (7)          1,800,000            7.21%
Birizma Associates
c/o Tallhurst Ltd.
P.O. Box 795, Gibraltar

Bernard Korolnick (8)            1,729,208            6.93%
KPT Partners
c/o Alton Management
Splelhof 14A, Postach 536
8750 Glarus, Switzerland

Rivvi Rose (9)                   1,950,000            7.81%
Nekavim Investors
1/1 Library Run
P.O. Box 317, Gibraltar

All officers and directors
as a group (7 persons)(1)(2)
(3)(4)(5)                        2,625,289           10.53%

----------------
*  Less  than  one  percent  (1%).

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

(2) Includes a total of 655,833 shares issuable upon the exercise of stock options granted to Mr. Braun and 147,594 Shares issuable upon the conversion of shares of Class A Convertible Preferred Stock.

(3) Includes a total of 593,333 shares issuable upon the exercise of stock options granted to Mr. Rosenberg and 73,797 Shares issuable upon the conversion of his shares of Class A Convertible Preferred Stock.

(4) Includes a total of 200,000 shares issuable upon the exercise of stock options granted to Mr. O'Donnell.

(5) Includes 47,500 shares issuable upon the exercise of common stock purchase warrants granted to Mr. Berger.

(6) All shares are owned of record by Hershey Holdings, of which Mr. Stefansky holds sole voting and investment power.

(7) All shares are owned of record by Birizma Associates, of which Mr. Ryan holds sole voting and investment power.

(8) All shares are owned of record by KPT Partners, of which Mr. Korolnick holds sole voting and investment power.

(9) All shares are owned of record by Nekavim Investors, of which Ms. Rose holds sole voting and investment power.

Transfer  Agent

      Continental Stock Transfer & Trust Company, New York, New York, is the transfer agent for the shares of Common Stock.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

       None.



ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The following table presents fees for professional audit services rendered by Weiser LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and

December 31, 2002 and fees billed for other services rendered by Weiser LLP during those periods:

                                              FISCAL 2003  FISCAL 2002
                                             ------------  ------------

          Audit Fees(1)                      $    165,000  $     97,000
          Audit-Related Fees(2)                    95,000        36,000
          Tax  Service Fees(3)                     35,000         6,000
          All Other Fees(4)

----------------

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Weiser LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advisory and tax planning. These services include assistance regarding federal, state and local tax compliance and tax planning.

(4) No other fees for professional services rendered to the Company during the fiscal 2003 and 2002 were billed by Weiser LLP, other than the services reported above.

  Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. The Audit Committee has not yet adopted a formal pre-approval policy for audit and non-audit services. The Audit Committee pre-approves all audit, audit-related, tax and other services provided by Weiser LLP prior to the engagement of Weiser LLP to provide to these services. The Chairman of the Audit Committee has been delegated authority by the Audit Committee to pre-approve the engagement of Weiser LLP when the entire Audit Committee is unable to do so. The Chairman must report all such pre-approvals to the entire Audit Committee at the next committee meeting.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page 54 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial  Statement  Schedules

     Schedule II - Valuation and Qualifying Accounts for each of the years ended December 31, 2003, 2002 and 2001.

     (3)  Exhibits:

          The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K.

      On  November  20,  2003,  the  Company  filed  a  report on Form 8-K dated
November 20, 2003 that furnished, under Items 7 and 12, the press release announcing the Company's financial results for the fiscal quarter ended September 30, 2003, the Company's consolidated condensed balance sheets as at December 31, 2002 and September 30, 2003 and the Company's consolidated condensed statements of operations for the three months and the nine months ended September 30, 2002 and 2003.

      On November 21, 2003, the Company filed a report on Form 8-K dated November 20, 2003 that disclosed, under Item 6, the resignation of Paul Stark as a director of the Company, and furnished under Item 7, the press release announcing that resignation.

      On  December  11,  2003,  the  Company  filed  a  report on Form 8-K dated
November 26, 2003 that furnished, under Items 5 and 7, a press release disclosing the appointment of Dennis O'Donnell as president of the Company's
BioBalance subsidiary; the indictment of Paul Stark, a former officer of BioBalance and a former director of the Company, and Yitzchok Grossman, a former consultant to BioBalance, for allegedly conspiring to manipulate the price and demand for the Company's common stock; and the Company's initiation of an independent internal investigation.

                           NEW YORK HEALTH CARE, INC.
                                 AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



NEW YORK HEALTH CARE, INC.:


Consolidated Financial Statements:

     Independent Auditors' Report for year ended December 31, 2003         F-1

     Independent Auditors' Report for year and period ended
     December 31, 2002 and 2001                                            F-2

     Consolidated Balance Sheets at December 31, 2003 and 2002             F-3

     Consolidated Statements of Operations for years ended
       December 31, 2003 and 2002 and for the period
       May 21, 2001 (Inception) through December 31, 2001                  F-4

     Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 2003, 2002 and for the period
       May 21, 2001 (Inception) through December 31, 2001                  F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2003, 2002 and for the period
       May 21, 2001 (Inception) through December 31, 2001                  F-6

     Notes to Consolidated Financial Statements                       F-7 F-30

     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts                    F-31

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To  the  Board  of  Directors
New  York  Health  Care,  Inc.


We have audited the accompanying consolidated balance sheet of New York Health Care, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, equity and cash flows, and consolidated financial statement Schedule II (Valuation and Qualifying Accounts) for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Health Care, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

See Note 2 "Recent Developments" for information concerning actions by regulatory authorities.



                                       Weiser  LLP
                                       Certified  Public  Accountants



New  York,  NY
March  8, 2004, except for Note 2 "Recent Developments"
  and the third paragraph of Note 6, which are as of
  March  29,  2004

                          Independent Auditors' Report
                          ----------------------------


Board of Directors and Stockholders
New York Health Care, Inc.


We have audited the accompanying balance sheet of New York Health Care, Inc. (formerly The BioBalance Corporation) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows, and financial statement Schedule II (Valuation and Qualifying Accounts) for the year ended December 31, 2002 and the period May 21, 2001 (inception) through December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Health Care, Inc. (formerly The BioBalance Corporation) as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and the period May 21, 2001 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
March 4, 2003

                        NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                          ASSETS


                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                   2003           2002
                                                               -------------  ------------
Current assets:
   Cash and cash equivalents                                   $  7,337,896   $ 2,625,378
   Restricted cash                                                        -       100,000
   Due from lending institution                                     208,721             -
   Accounts receivable, net of allowance for uncollectible        6,577,283             -
      amounts of $397,000
   Subscriptions receivable                                               -       290,000
   Unbilled services                                                100,114             -
   Prepaid expenses and other current assets                        319,195        36,342
                                                               -------------  ------------
            Total current assets                                 14,543,209     3,051,720

   Property and equipment, net                                      145,898             -
   Goodwill, net                                                    900,587             -
   Other intangible assets, net                                   5,971,622     1,936,033
   Deferred merger costs                                                  -       248,363
   Other assets                                                      67,652        23,333
                                                               -------------  ------------
            Total assets                                       $ 21,628,968   $ 5,259,449
                                                               =============  ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accrued payroll                                          $  1,786,044   $   120,000
      Accounts payable and accrued expenses                       5,849,732       229,182
      Due to HRA                                                  3,756,507             -
      Due to related parties                                      1,190,526             -
      Income taxes payable                                           24,394             -
                                                               -------------  ------------
            Total current liabilities                            12,607,203       349,182
                                                               -------------  ------------

   Commitment and contingencies

   Shareholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
        authorized; Class A Preferred, 590,375 authorized,
        issued and outstanding                                        5,904             -
      Common stock, $.01 par value, 100,000,000 shares
        authorized; 24,943,821 shares issued and 24,939,776
        outstanding as of December 31, 2003; 50,000,000 shares
        authorized; 21,116,494 shares issued and outstanding
        as of December 31, 2002                                     249,438       211,165
      Additional paid-in capital                                 32,679,292     6,550,328
      Accumulated Deficit                                       (23,903,396)   (1,851,226)
      Less: Treasury stock (4,045 common shares at cost)             (9,473)            -
                                                               -------------  ------------
            Total shareholders' equity                            9,021,765     4,910,267
                                                               -------------  ------------
            Total liabilities and shareholders' equity         $ 21,628,968   $ 5,259,449
                                                               =============  ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.
THE ABOVE STATEMENTS GIVE RETROACTIVE EFFECT TO CHANGE IN PAR VALUE FROM $.0001
                        TO $.01, DUE TO REVERSE MERGER.

                       NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Period
                                                                           May 21, 2001
                                                                           (Inception)
                                            Year Ended      Year Ended       Through
                                           December 31,    December 31,    December 31,
                                               2003            2002            2001
                                          --------------  --------------  --------------
Net patient service revenue               $  45,060,449   $           -   $           -
                                          --------------  --------------  --------------

Expenses:
   Professional care of patients             36,106,721               -               -
                                          --------------  --------------  --------------

   Organization costs                                 -               -          32,500
                                          --------------  --------------  --------------
   General and administrative
      (excluding noncash compensation)        9,941,923         810,427         197,046
   Noncash compensation                       1,307,119          19,414          64,332
                                          --------------  --------------  --------------

      Total general and
      administrative expenses                11,249,042         829,841         261,378
                                          --------------  --------------  --------------

   Product development (excluding
    Noncash compensation)                       956,262         354,616          71,291
   Noncash compensation                         284,340               -               -
                                          --------------  --------------  --------------

      Total product development               1,240,602               -               -
                                          --------------  --------------  --------------

   Goodwill impairment                       17,869,339               -               -
   Bad debts expense                             50,250               -               -
   Depreciation and amortization                606,747         214,600          87,000
                                          --------------  --------------  --------------

      Total operating expenses               67,122,701       1,399,057         452,169
                                          --------------  --------------  --------------


   Loss from operations                     (22,062,252)     (1,399,057)       (452,169)
                                          --------------  --------------  --------------

   Non-operating income (expenses)
      Interest income                            51,255               -               -
      Interest expense                           (2,173)              -               -
                                          --------------  --------------  --------------
   Non-operating income (expenses), net          49,082               -               -
                                          --------------  --------------  --------------

Loss before provision for
   income taxes                             (22,013,170)     (1,399,057)       (452,169)
                                          --------------  --------------  --------------

Provision for income taxes:
   Current                                       39,000               -               -
   Deferred                                           -               -               -
                                          --------------  --------------  --------------


Net loss                                  $ (22,052,170)  $  (1,399,057)  $    (452,169)
                                          ==============  ==============  ==============


Basic and diluted loss per share          $       (0.91)  $       (0.07)  $       (0.03)
                                          --------------  --------------  --------------


Weighted and diluted average
shares outstanding                           24,283,907      20,562,131      17,574,891
                                          ==============  ==============  ==============

    THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                        NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                   Common Stock       Preferred Stock    Additional      Treasury Stock
                                                ---------------------  ----------------  ------------  -------------------
                                                                                          Paid-in
                                                  Shares     Amount    Shares   Amount     Capital      Shares    Amount
                                                ----------  ---------  -------  -------  ------------  --------  ---------

Balance at May 21, 2001                                  -  $       -        -  $     -  $         -         -   $      -

Common stock issued to founders
and investors for cash                          18,120,667    181,207        -        -    1,506,896         -          -

Common stock issued for services                   590,000      5,900        -        -       70,600         -          -

Common stock issued for
asset acquisition                                  990,000      9,900        -        -    1,475,100         -          -

Amortization of unearned compensation                    -          -        -        -        4,332         -          -

Net loss                                                 -          -        -        -            -         -          -
                                                ----------  ---------  -------  -------  ------------  --------  ---------

BALANCE AT DECEMBER 31, 2001                    19,700,667    197,007        -        -    3,056,928         -          -

Common stock issued for cash                     1,415,827     14,158        -        -    3,473,986         -          -

Amortization of unearned compensation                    -          -        -        -       19,414         -          -

Net loss                                                 -          -        -        -            -         -          -
                                                ----------  ---------  -------  -------  ------------  --------  ---------

BALANCE AT DECEMBER 31, 2002                    21,116,494    211,165        -        -    6,550,328         -          -

Common stock issued for cash, net                  327,327      3,273        -        -    1,010,535         -          -

Reverse acquisition on January 2, 2003           2,500,000     25,000  590,375    5,904   19,940,579    24,846    (31,483)

Revaluation of options/warrants
as part of reverse acquisition                           -          -        -        -      721,100         -          -

Common stock issued for the purchase of
intangible assets on August 20, 2003             1,000,000     10,000        -        -    3,590,000         -          -

Issuance of treasury stock (during Sept. 2003)
pursuant to the exercise of options at an
average exercise price of $.86                           -          -        -        -       (3,969)  (20,001)    21,170

Issuance of treasury stock (during Oct. 2003)
pursuant to the exercise of options at an
average price of $1.50                                   -          -        -        -          360      (800)       840

Warrants earned for service                              -          -        -        -      870,359         -          -

Net loss                                                 -          -        -        -            -         -          -
                                                ----------  ---------  -------  -------  ------------  --------  ---------
BALANCE AT DECEMBER 31, 2003                    24,943,821  $ 249,438  590,375  $ 5,904  $32,679,292     4,045   $ (9,473)
                                                ==========  =========  =======  =======  ============  ========  =========


                                                                  Total
                                                 Accumulated   Shareholders'
                                                   Deficit        Equity
                                                -------------  -------------
Balance at May 21, 2001                         $          -   $          -

Common stock issued to founders
and investors for cash                                     -      1,688,103

Common stock issued for services                           -         76,500

Common stock issued for
asset acquisition                                          -      1,485,000

Amortization of unearned compensation                      -          4,332

Net loss                                            (452,169)      (452,169)
                                                -------------  -------------

BALANCE AT DECEMBER 31, 2001                        (452,169)     2,801,766

Common stock issued for cash                               -      3,488,144

Amortization of unearned compensation                      -         19,414

Net loss                                          (1,399,057)    (1,399,057)
                                                -------------  -------------

BALANCE AT DECEMBER 31, 2002                      (1,851,226)     4,910,267

Common stock issued for cash, net                          -      1,013,808

Reverse acquisition on January 2, 2003                     -     19,940,000

Revaluation of options/warrants
as part of reverse acquisition                             -        721,100

Common stock issued for the purchase of
intangibles assets on August 20, 2003                      -      3,600,000

Issuance of treasury stock (during Sept. 2003)
pursuant to the exercise of options at an
average exercise price of $.86                             -         17,201

Issuance of treasury stock (during Oct. 2003)
pursuant to the exercise of options at an
average price of $1.50                                     -          1,200

Warrants earned for service                                -        870,359

Net loss                                         (22,052,170)   (22,052,170)
                                                -------------  -------------
BALANCE AT DECEMBER 31, 2003                    $(23,903,396)  $  9,021,765
                                                =============  =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

THE ABOVE STATEMENTS GIVE RETROACTIVE EFFECT TO CHANGE IN PAR VALUE FROM $.0001
                        TO $.01, DUE TO REVERSE MERGER.

                                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Period
                                                                                                  May 21, 2001
                                                                                                  (Inception)
                                                                   Year Ended      Year Ended       Through
                                                                  December 31,    December 31,    December 31,
                                                                      2003            2002            2001
                                                                 --------------  --------------  --------------
Cash flows from operating activities:
   Net loss                                                      $ (22,052,170)  $  (1,399,057)  $    (452,169)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Goodwill impairment                                        17,869,339               -               -
         Noncash compensation                                        1,591,459          19,414          64,332
         Depreciation and amortization                                 606,747         214,600          87,000
         Bad debts expense                                              50,250               -               -
         Changes in operating assets and liabilities
         net of effects of purchase of subsidiary:
            Increase in accounts receivable and unbilled
             Services                                               (1,352,003)              -               -
            Increase in prepaid expenses and other current
             Assets                                                    (98,231)        (25,842)        (10,500)
            Increase in due from lending institution                   (55,896)              -               -
            Decrease in other assets                                     8,927               -               -
            Increase in accrued payroll                                588,269         120,000               -
            Increase in accounts payable and accrued expenses        1,977,474         112,112         117,070
            Increase in due to HRA                                   1,824,710               -               -
            Decrease in due to related parties                       (750,000)               -               -
            Increase in income tax payable                              24,394               -               -
                                                                 --------------  --------------  --------------
               Net cash provided by (used in)
                       operating activities                            233,269        (958,773)       (194,267)
                                                                 --------------  --------------  --------------

Cash flows from investing activities:
         Net cash acquired from purchase of subsidiary               3,548,658               -               -
         Acquisition of property and equipment                         (50,724)              -               -
         Acquisition of intangible assets                             (422,613)       (148,723)       (587,410)
         Increase in other assets                                            -         (13,333)        (10,000)
         Decrease (increase) in restricted cash                        100,000        (100,000)              -
         Increase in deferred merger cost                                    -        (248,363)              -
                                                                 --------------  --------------  --------------
   Net cash provided by (used in) investing activities               3,175,321        (510,419)       (597,410)
                                                                 --------------  --------------  --------------

Cash flows from financing activities:
         Exercise of options                                            18,401               -               -
         Payments on lease obligation payable                          (18,281)              -               -
         Proceeds of issuance of common stock                        1,013,808       3,488,144       1,688,103
         Decrease (increase) in subscription receivable                290,000        (290,000)              -
                                                                 --------------  --------------  --------------
  Net cash provided by financing activities                          1,303,928       3,198,144       1,688,103
                                                                 --------------  --------------  --------------

  Net increase in cash and cash equivalents                          4,712,518       1,728,952         896,426

  Cash and cash equivalents at beginning of period                   2,625,378         896,426               -
                                                                 --------------  --------------  --------------

  Cash and cash equivalents at end of period                     $   7,337,896   $   2,625,378   $     896,426
                                                                 ==============  ==============  ==============

        THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

ORGANIZATION  AND  BASIS  OF  CONSOLIDATION:

New York Health Care, Inc. ("New York Health Care") was initially organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The BioBalance Corporation, ("BioBalance") a Delaware Corporation, was formed in May 2001. BioBalance is a specialty pharmaceutical company focused on the development of proprietary biotherapeutic agents for various gastrointestinal diseases that are poorly addressed by current therapies. BioBalance has completed the tests and panel review necessary for its product to be established as generally regarded as safe ("GRAS") and a medical food under regulations of the Food and Drug Administration ("FDA"). However, there is no assurance that the FDA will not contest the status. BioBalance is also exploring a formulation of its product as a prescription drug. There can be no assurance that BioBalance will be successful in marketing any such products. The consolidated entity, collectively referred to as the "Company", includes BioBalance and New York Health Care, Inc. and its wholly owned subsidiary NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"). All significant intercompany balances and transactions have been eliminated.

On January 2, 2003, BioBalance acquired New York Health Care in a transaction accounted for as a reverse acquisition (See Note 2). The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity, BioBalance, prior to January 2, 2003 and the consolidated results of operations of the Company subsequent to the acquisition date of January 2, 2003.

The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse acquisition on January 2, 2003.

In January 2003, the Company amended its certificate of incorporation to provide for an increase in the Company's number of authorized common stock and preferred stock. The authorized number of common stock increased from 50,000,000 shares to a total of 100,000,000 shares. The authorized number of preferred stock increased from 2,000,000 shares to a total of 5,000,000 shares.

RECENT  DEVELOPMENTS

On November 19, 2003, the Company learned that Paul Stark, a director of the Company and the president of Bio Balance, and Yitzchok Grossman, a consultant to The BioBalance Corp., a subsidiary of the Company, had been indicted by the United States Attorney' for the Southern District of New York. A press release received by Company relating to the indictment did not describe the charges against Messrs. Stark or Grossman. On November 20, at the Company's request, Mr. Stark resigned from all positions with the Company and BioBalance. On November 24, the Company obtained a copy of the indictment and, on November 25, the Company's board of directors authorized an independent internal investigation regarding the indictment of Messrs. Stark and Grossman.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The indictment alleges that from February through April 2003, Messrs. Stark and Grossman conspired to manipulate the price and demand for the Company's common stock by offering to pay a bribe, consisting of warrants to purchase 500,000 shares of the Company's common stock, to an undercover FBI agent posing as the manager of a hedge fund, but does not allege any actual manipulation. The indictment alleges that Messrs. Stark and Mr. Grossman caused the Company's board of directors to approve issuance of the warrants by disguising the warrants as compensation to an outside consultant to be engaged to perform financial advisory services for BioBalance.

On November 25,the board also authorized suspension of the warrants referred to in the indictment and a stock option to purchase 100,000 shares of common stock granted to Mr. Stark and the termination of a consulting agreement between BioBalance and Emerald Asset Management, Inc., a company owned and controlled by Mr. Grossman, and appointed Dennis O'Donnell, BioBalance's Chief Operating Officer, as President of BioBalance.

On November 26, 2003, Listing Investigations, a division of the The Nasdaq Stock Market, Inc.("Nasdaq"), requested the Company to furnish documents and information relating to the indictment of Mr. Stark. Thereafter, independent legal counsel engaged by the Company to conduct the internal investigation contacted Listing Investigations and provided documents and information responsive to the request.

In January 2004, Nasdaq notified the Company that the Listing Investigations' staff had determined that the Company no longer qualified for inclusion in the Nasdaq Stock Market based on public interest concerns and the Company's failure to timely hold its 2002 annual stockholders in compliance with the Nasdaq Marketplace Rules. The Company responded to the notification by requesting a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. The hearing before the Nasdaq Listing Qualifications Panel was held on February 19, 2004 and, as of March 29, 2004 the Company is awaiting the Panel's decision. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation- Risks and Uncertainties- Our Failure to Satisfy Nasdaq Listing Standards Could Result in Reduced Liquidity and Lower Stock Price."

The Company's independent internal investigation found no evidence that any current officer, director or employee of the Company or BioBalance knew of or participated in any alleged attempt to manipulate the Company's common stock and the investigation concluded that the Company responded properly to the indictment based upon the information available to the Company at that time.

In January 2004, in response to the recommendations of the Company's independent counsel, the board adopted a Code of Business Conduct and Ethics; a Code of Ethics for Senior Financial Officers; Insider Trading Policies; Communications and Whistle Blower Policies, a Corporate Governance/Nominating Committee Charter and amended the charters of its standing audit and compensation committees. The board also appointed four additional directors, including three new independent directors, set the agenda for the Shareholder meeting, and scheduled the fiscal 2002 annual stockholders meeting, and nominated a slate of seven directors, including a majority of independent directors, for election at the meeting, and nominated a slate of seven directors, including a majority of independent directors for election by the stockholders at the annual meeting. The Company held its 2002 annual stockholders meeting on February 13, 2004, at which the stockholders elected the seven directors and ratified the appointment of the Weiser LLP as the Company's auditors.

The Company is currently treating the warrants referenced to in the indictment as being in effect in accordance with their terms.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACCOUNTS  RECEIVABLE:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

REVENUE  RECOGNITION:

The Company recognizes patient service revenue on the date services are rendered. Unbilled services represent amounts due for services rendered that had not been billed at the end of each period because authorization had not been received from the referral source.

PROPERTY AND EQUIPMENT:

Property and equipment is carried at cost and is depreciated under the straight-line method over the following estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the life of the lease, whichever is shorter.

     Machinery and equipment               3-5 years
     Furniture and fixtures                5-7 years
     Leasehold improvements                Life of lease


GOODWILL AND OTHER INTANGIBLE ASSETS:

Prior to January 1, 2002, the Company amortized goodwill and intangible assets using the straight-line method over periods of up to 10 years. Statement of Financial Accounting Standards (SFAS 142) "Goodwill and other Intangible Assets" requires that goodwill and intangible assets having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES:

The Company used the asset and liability method to calculate deferred tax assets and liabilities. Deferred taxes are recognized based on the differences between financial reporting and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Long-Lived Assets:

Long-lived assets, such as intangible assets, furniture, equipment and leasehold improvements, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

CASH EQUIVALENTS:

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

STOCK BASED COMPENSATION:

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. See Note 10 for pro forma information on the impact of the fair-value method of accounting for stock options. The Company uses the fair value method of accounting for warrants granted to consultants for services.

LOSS  PER  SHARE:

Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses during the years ended December 31, 2003, 2002, and 2001 potential common stock attributable to options, warrants and convertible preferred stock outstanding of 3,649,234 for 2003, 538,066 for 2002 and 453,900 for 2001, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

In  January  2003,  the  FASB  issued  Interpretation  No.  46 "Consolidation of
Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity to support its activities. In December 2003, the FASB concluded to revise certain elements of FIN 46. The FASB also modified the effective date of FIN 46. FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004. The Company is currently assessing the application of FIN 46 on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had and is not expected to have a material impact on the Company's consolidated financial position or results of operations.


NOTE  2  -  ACQUISITION  OF  NEW  YORK  HEALTH CARE, INC. AND PRIVATE PLACEMENT:

On January 2, 2003, BioBalance consummated a business combination with New York Health Care. As a result of the merger, BioBalance shareholders exchanged all of their BioBalance shares for 21,443,821 shares of common stock of New York Health Care. New York Health Care effectuated a one and one-half for one reverse stock split simultaneously with the merger. Because the former BioBalance stockholders own a majority of the common stock (89.7%) of the merged company, BioBalance is considered to be the accounting acquirer in the transaction. The acquisition of New York Health Care provides BioBalance with access to the public equity markets through New York Health Care, which would otherwise be unavailable to BioBalance.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price of the acquisition was as follows (rounded to the nearest thousand):

Value  of  New  York  Health  Care  common  stock                    $13,100,000
Value  of  New  York  Health  Care  preferred  stock                   1,890,000
Value  of  New  York  Health  Care  options/warrants                   4,950,000
BioBalance's  transaction  costs                                         390,000
                                                                     -----------

Total  purchase  price                                               $20,330,000
                                                                     ===========

Common stock valued at approximately $13.1 million is based on New York Health Care's common stock outstanding at January 2, 2003, at an average closing price for a six day period ended July 24, 2002 ($5.30) (measurement date) (after giving effect to the one and one half for one reverse stock split).

The value of the preferred stock was calculated using the common stock price less a 10% discount which reflects the limited marketability of the common stock into which the preferred stock is convertible. The fair value of $4.9 million of the New York Health Care options/warrants was determined using the Black-Scholes valuation model. To determine the fair value of these options/warrants, the following assumptions were used: expected volatility of 122%, risk-free interest rates ranging from 1.62% to 4.55%, and expected life of approximately 4.95 years.

As part of the merger, outstanding BioBalance options/warrants (586,452 shares) became exercisable for New York Health Care's common stock. Compensation expense of $721,100 was recorded on January 2, 2003 for the increase in the fair value of the vested BioBalance options/warrants as a result of the merger. The unvested options/warrants will be remeasured at the fair value on the date of vesting and recorded as compensation expense, which was $33,928 for the year ended December 31, 2003.

As part of their employment agreements, if the two officers/directors from New York Health Care are terminated from the Board of Directors prior to the expiration of their employment agreements, they will enter into consulting agreements with the Company for a period of not less than five years commencing with the date of termination. As compensation, the Company will issue an option to each officer/director to acquire 500,000 shares of the Company common stock at the fair market value on the date of termination. These options are contingent upon future services and will be recorded under Emerging Issues Task Force (EITF) 96-18. Accounting for Equity Instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. In addition, the agreements required a payment to them if a change in control of New York Health Care occurred. This amounted to $1,940,526 and was recorded as a liability in due to related parties in the net assets of New York Health Care on January 2, 2003. As of December 31, 2003, this amounted to $1,190,526. During The year ended December 31, 2003 payments of $750,000 were made related to this obligation.

Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to New York Health Care's net tangible and intangible assets based on their fair values as of January 2, 2003. At January 2, 2003, New York Health Care's tangible assets and liabilities at fair value were as follows (rounded to the nearest thousand):

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cash                                                     $3,549,000
     Due  from  lending  institution                             153,000
     Accounts  receivable                                      5,280,000
     Unbilled  services                                           96,000
     Prepaid  expenses  and  other  current  assets              185,000
     Property  and  equipment                                    225,000
     Other  assets                                                53,000
     Accrued  payroll                                         (1,198,000)
     Current  portion  of  lease  obligation                     (18,000)
     Accounts  payable  and  accrued  expenses                (3,382,000)
     Due  to  related  parties                                (1,941,000)
     Due  to  HRA                                             (1,932,000)
                                                              -----------

                                                              $1,070,000
                                                              ==========

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
                                                              -----------

                                                              $20,330,000
                                                              ===========

The following unaudited supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the year ended December 31, 2002, as if the acquisition had occurred at the beginning of that period. Since the acquisition occurred on January 2, 2003, there is no difference in the pro forma information for the year ended December 31, 2003.

                                                              Year Ended
                                                              December 31,
                                                                  2002
                                                              ------------
     Net revenue                                              $38,880,477
     Net loss for the period                                  $(1,020,689)
     Net loss per share                                       $     (0.05)


Private  Placement:

On January 2, 2003, BioBalance completed a private placement of 327,327 shares of its common stock. The shares were offered to accredited investors at a price of approximately $3.27 per share for aggregate gross proceeds of $1,072,000 and net proceeds of $1,013,808.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  PROPERTY  AND  EQUIPMENT:

Property and equipment at cost consists of the following at December 31:

                                                         2003         2002
                                                       --------     -------
     Machinery and equipment                           $133,161     $     -
     Furniture and fixtures                              87,536           -
     Leasehold improvements                              54,033           -
                                                       --------     -------
                                                        274,730           -
Less accumulated depreciation and amortization          128,832           -
                                                       --------     -------
                                                       $145,898     $     -
                                                       ========     =======


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

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2003, were as follows:

                          Balance         Acquisition        Impairment          Balance
                      January 1, 2003   January 2, 2003   January 2, 2003   December 31, 2003
                      ----------------  ----------------  ----------------  ------------------

New York Health Care      $   -         $    18,769,926   $     17,869,339  $         900,587
BioBalance                $   -         $             -   $              -  $               -

The impairment charges are noncash in nature and do not affect the Company's liquidity.

                      NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The  major  classifications of intangible assets and their respective estimated useful lives  are  as  follows:

                                               December  31, 2003
                        --------------------------------------------------------------
                                                                            Estimated
                          Gross Carrying      Accumulated   Net Carrying   Useful Life
                              Amount         Amortization      Amount         Years
                        -------------------  -------------  -------------  -----------
Intellectual property   $         3,576,500  $     539,189  $   3,037,311           10
Patents/trademarks                1,913,751         83,690      1,830,061           10
Non-compete agreement               770,000         57,750        712,250            5
Patient list                        100,000         20,000         80,000            5
Customer base                       390,000         78,000        312,000            5
                        -------------------  -------------  -------------
                        $         6,750,251  $     778,629  $   5,971,622
                        ===================  =============  =============


                                               December  31, 2002
                        --------------------------------------------------------------
                                                                             Estimated
                          Gross Carrying      Accumulated    Net Carrying   Useful Life
                              Amount         Amortization       Amount         Years
                        -------------------  -------------  -------------  ------------

Intellectual property   $         2,036,500  $     288,450  $   1,748,050           10
Patents/trademarks                  201,133         13,150        187,983           10
                        -------------------  -------------  -------------
                        $         2,237,633  $     301,600  $   1,936,033
                        ===================  =============  =============

On July 31, 2001, the Company acquired technology, including patents, relating to certain probiotic agents. Aggregate consideration paid totaled $2,036,500, including 990,000 shares of the Company's common stock (valued at $1,485,000), $510,000 cash to fund the payment of claims against the Sellers, and associated acquisition costs of $41,500. The Company has also incurred fees approximating $201,000 through December 31, 2002, principally in connection with patent and trademark applications for the technology.

On August 20, 2003, the Company purchased from NexGen Bacterium Inc. ("NexGen") certain proprietary technology and intellectual property assets that did not constitute a business. The purchase price for the assets is comprised of a $250,000 payment and the issuance of 1,000,000 shares of the Company's $.01 par-value common stock. The stock was valued at $3,600,000 based on a closing price of $3.60 per share on August 20, 2003. The asset acquisition agreement includes noncompete provisions restricting NexGen from competing with the Company for a period of five years. Management has allocated the purchase price as follows: intellectual property: $1,540,000, patents: $1,540,000, and noncompete agreement: $770,000. For the year ended December 31, 2003, the Company has also incurred fees approximating $173,000, principally in connection with patent and trademark applications for the technology. These assets are being amortized over their estimated useful lives of 10 years for intellectual property and patents and 5 years for the noncompete agreement.

Approximately $4.9 million of such amount, relates to intangibles of BioBalance. BioBalance is a development stage Company. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance could be able to generate or sustain profitability in the future.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Amortization expense amounted to $477,029, $214,600 and $87,000 for the years and period ended December 31, 2003, 2002 and 2001, respectively.

Estimated Amortization Expense:

           For The Years
               Ended
            December 31,
            ------------

               2004        $  801,025
               2005           801,025
               2006           801,025
               2007           801,025
               2008           645,275
           Thereafter       2,122,247
                           ----------
                           $5,971,622
                           ==========


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:

                                    2003          2002
                                -----------     --------
Accounts payable                $  500,186      $229,182
Accrued expenses                   967,851             -
Accrued employee benefits        4,381,695             -
                                -----------     --------

                                $5,849,732      $229,182
                                ==========      ========


NOTE 6 - LINE OF CREDIT:

The Company has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services that expires November 29, 2004. The availability of the line of credit is based on a formula of eligible accounts receivable. At December 31, 2003, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the agreement bear interest at prime plus 1 1/2% (5.50%) at December 31, 2003.

At December 31, 2003, there was an amount due from G.E. Capital Health Care Financial Services of $208,721. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital Health Care Financial
Services  and  then  transferred  to  the  bank.

On March 29, 2004, the loan agreement was amended to allow New York Health Care to lend money to its subsidiary BioBalance if there is no outstanding loan under this agreement. The agreement has also been amended to allow the Company to invest money in the subsidiary BioBalance.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -  INCOME  TAXES:

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2003 and 2002 follows (rounded to the nearest thousand):

                                             2003         2002
                                         ------------  ----------
   Current assets:
       Allowance for doubtful accounts   $   166,000   $       -
       Valuation allowance                  (166,000)          -
                                         ------------  ----------

   Net current deferred tax asset        $         -   $       -
                                         ============  ==========

   Noncurrent assets:
       Net operating loss carryforwards  $   695,000   $ 685,000
       Depreciation                           28,000           -
       Amortization of goodwill              857,000           -
       Amortization of intangibles           113,000     167,000
                                         ------------  ----------

                                           1,693,000     852,000
      Valuation allowance                 (1,693,000)   (852,000)
                                         ------------  ----------

   Net noncurrent deferred tax asset     $         -   $       -
                                         ============  ==========

As of December 31, 2003, the Company had net operating loss carryforwards of approximately $695,000, which expire at various dates through 2023.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The provision for income taxes consist of the following:

                                            2003         2002      2001
                                        ------------  ---------  ----------
   Current tax expense                  $    39,000   $       -  $        -
   Deferred tax expense
   (not including amount listed below)    1,007,000           -           -
   Net change in valuation allowance     (1,007,000)          -           -
                                        ------------  ---------  ----------

                                        $    39,000   $       -  $        -
                                        ============  =========  ==========

The provision for income taxes is comprised of the following:


                                            2003         2002      2001
                                        ------------  ---------  ----------
   Current:
   Federal                              $          -  $       -  $        -
   State                                      39,000          -           -
                                        ------------  ---------  ----------
                                              39,000          -           -
                                        ------------  ---------  ----------

   Deferred:
   Federal                                         -          -           -
   State                                           -          -           -
                                        ------------  ---------  ----------
                                                   -          -           -
                                        ------------  ---------  ----------

                                        $     39,000  $       -  $        -
                                        ============  =========  ==========

The statutory Federal income tax rate and the effective rate is reconciled as follows:

                                            2003         2002      2001
                                        ------------  ---------  ----------
   Statutory Federal income tax rate             34%        34%         34%
   State taxes, net of Federal tax benefit       12         10          10
   Valuation allowance                          (45)       (44)        (44)
   Over/under accrual                            (1)         -           -
                                        ------------  ---------  ----------
                                                  -          -           -
                                        ============  =========  ==========

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

As of December 31, 2003 and 2002, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and accrued payroll, due to HRA, and due to related parties approximates fair value due to their short-term nature.

NOTE 9 - SHAREHOLDERS' EQUITY:

COMMON STOCK

In May 2001, the Company issued 8,896,709 shares of common stock to its founders for cash proceeds of $890.

In June 2001, the Company issued 8,456,625 shares of common stock in a private placement for gross cash proceeds of approximately $253,400. In addition, 550,000 shares of common stock (valued at $16,500) were issued for services provided.

On July 31, 2001, the Company issued 990,000 shares of its common stock (valued at $1,485,000) as consideration for the acquisition of technology.

In July and August 2001, the Company issued 400,000 shares of its common stock in a private placement for gross cash proceeds of $600,000. An additional 40,000 shares (valued at $60,000) were issued to a consultant for services.

In November and December 2001, the Company issued 367,333 shares of its common stock in private placements for gross cash proceeds of $1,102,000.

On January 29, 2002, the Company issued 391,656 shares of common stock in a private placement.

In the period April 2002 through June 2002, the Company issued 153,000 shares of its common stock in private placement for gross proceeds of $459,000.

In the period July 1, 2002 through September 30, 2002, the Company issued 49,000 shares of common stock in private placement for gross proceeds of $147,000.

In  the  period  October  1,  2002 through December 31, 2002, the Company issued
822,171 shares of common stock in private placements for gross proceeds of $2,080,033. $290,000 of the gross proceeds were received in January 2003.

In January 2003, the Company issued 327,327 shares of common stock for gross proceeds of $1,072,000.

On January 2, 2003, the Company recapitalized 2,475,154 shares of common stock and 590,375 shares of preferred stock in connection with the reverse acquisition.

On August 20, 2003, the Company issued 1,000,000 shares of common stock in connection with the purchase of intangible assets.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PREFERRED  STOCK

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

TREASURY  STOCK

The Company issued treasury stock for the exercise of options that occurred in September and October 2003. The Company assigned a cost to the treasury stock based on the first-in, first-out method.


NOTE  10  -  STOCK  OPTION/WARRANTS:

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net loss, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                                                                               Period
                                                                             May 21, 2001
                                                                             (Inception)
                                                Year Ended     Year Ended      through
                                                December 31,   December 31,  December 31,
                                                   2003           2002            2001
                                               -------------  -------------  ------------
Net loss, as reported                          $(22,052,170)  $ (1,399,057)  $  (452,169)
Less stock-based compensation expense
   determined under fair value method for
   all employee stock options                    (1,620,705)             -             -
                                               -------------  -------------  ------------
Pro forma net loss                             $(23,672,875)  $ (1,399,057)  $  (452,169)
                                               =============  =============  ============

Basic and diluted loss per share, as reported  $      (0.91)  $      (0.07)  $     (0.03)
Basic and diluted loss per share, pro forma    $      (0.97)  $      (0.07)  $     (0.03)

Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 2003; expected volatility used was a range of 67%-102%, risk-free interest rates 1.10%-3.23% and expected lives of approximately 1 to 5 years.

The following tables summarize options and warrants issued during the year ended December 31, 2003, 2002 and 2001 to consultants and employees (including non-employee Board of Directors):

Warrants:

These warrants were issued to or earned by consultants

     Grant Date          Number of warrants    Exercise Price     Expiration term
-----------------------  ------------------  -------------------  ---------------
     January 1, 2003                  7,205  $              3.47            5 yrs
     January 1, 2003                 25,528  $              3.22            5 yrs
     January 1, 2003                 15,653  $              3.37            5 yrs
     January 15, 2003               100,000  $              4.15             1 yr
     February 3, 2003                35,000  $              3.40             1 yr
     April 14, 2003                 500,000  $              2.50             1 yr
     July 15, 2003                  135,000  $              2.70             1 yr
     September 15, 2003             100,000  $              3.69            5 yrs
   * December 17, 2003               75,000  $              2.51            2 yrs
     Grant Date          Number of warrants    Exercise Price     Expiration term
-----------------------  ------------------  -------------------  ---------------
     January 30, 2002                39,166  $              3.00            5 yrs
     November 4, 2002                25,000  $              1.50            2 yrs
     November 7, 2002                20,000  $              1.50            2 yrs

     Grant Date          Number of warrants    Exercise Price     Expiration term
-----------------------  ------------------  -------------------  ---------------
     June 1, 2001                   200,000  $              1.00           10 yrs
     August 31, 2001                210,000  $              1.50            3 yrs
     October 21, 2001                10,000  $              1.50            2 yrs
     November 30, 2001               33,900  $              3.00            5 yrs

* These are performance based warrants which were earned on December 17, 2003. For accounting purposes they are deemed to be outstanding. The Company recognized a noncash compensation charge of $102,203 during the year ended December 31, 2003.

Some of these warrants granted in 2003 vest immediately, some warrants vest monthly. These warrants are expensed at the fair value on the date of vesting. For accounting purposes, unvested warrants are not considered outstanding. For the year ended December 31, 2003, $870,359 was expensed as compensation for these warrants, which includes compensation expense for the BioBalance warrants of $33,928 for the year ended December 31, 2003 and 75,000 performance based warrants earned in December 2003 of $102,203.

The fair value of options granted to consultants during 2001 and 2002 was $26,000 and $72,450 respectively. Fair value is estimated based on the Black-Scholes option pricing model with the following assumptions. For grants in 2001 and 2002 the expected volatility used was 0% and risk-free interest rates of 3.0% and expected lives equal to the lives of the warrants.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NASDAQ implemented a rule on July 1, 2003 that requires a company to obtain shareholder approval prior to the issuance of warrants to consultants or non-employee Board of Directors and that it designate a certain amount of the Company's shares in connection with any issuances to consultants and non-employee Board of Directors.

The Company committed to issue warrants to certain consultants subsequent to July 1, 2003. Therefore, these commitments of warrants will be re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded.

On January 29, 2004 the Company granted options to purchase an aggregate of 450,000 shares of common stock at the then fair market value to three officers of the Company.

Options/Warrants:

These options and warrants were issued to employees and non-employee Board of Directors in accordance with the Company's Performance Incentive Plan.

     Grant Date          Number of Options  Exercise Price   Expiration Term
-----------------------  -----------------  ---------------  ---------------

     March 7, 2003                 500,000  $          3.14           10 yrs
     March 7, 2003                  60,000  $          3.14           10 yrs
     June 16, 2003                   7,500  $          2.87            3 yrs
     June 26, 2003                 200,000  $          2.48           10 yrs
     September 26, 2003             80,000  $          3.77           10 yrs

Since the warrants and options were given to employees and non-employee Board of Directors at not less than fair value on the date of grant, no compensation expense was recorded.

On November 26, 2003, the Company suspended the 100,000 options granted on March 7, 2003 to Paul Stark, the former President of BioBalance. The options are considered outstanding but can not be exercised until the Company gives notice that they may be exercised. The options have been recorded under the intrinsic value method and are included in the Black-Scholes calculation above.

At December 31, 2003, the Company has 4,834,592 shares of common stock reserved for issuance of these options/warrants and for options/warrants granted previously.

PERFORMANCE  INCENTIVE  PLAN:

On March 26, 1996, the Company's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). Under the terms of the amended Option Plan, as amended, up to 4,712,500 shares of common stock may be granted at December 31, 2003. The Option Plan will be administered by the Compensation Committee which was appointed by the Board of Directors. The Committee will determine which key employee, officer or director on the regular payroll of the Company, shall receive stock options. Granted options are exercisable commencing six months after the date of grant, and expire up to ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Activity in stock options, and warrants, including those outside the Performance
Incentive Plan, for each of the three years ended December 31, is summarized as follows:

                                        Shares Under     Weighted Average
                                      Options/Warrants    Exercise Price
                                      -----------------  ----------------

Options and warrants granted                   453,900   $           1.39
                                      -----------------

Balance at December 31, 2001                   453,900               1.39

Options and warrants granted                    84,166               2.20

Options cancelled                                    -                  -
                                      -----------------  ----------------

Balance at December 31, 2002                   538,066               1.52

New York Health Care's options
 and warrants, due to merger                 1,024,167               1.84

Options and warrants granted                *1,840,886               3.40

Options exercised                              (20,801)               .88

Options cancelled/expired                     (126,667)              2.25
                                      -----------------  ----------------

Balance at December 31, 2003                 3,255,651               2.27
                                      =================

Eligible for exercise at
 December 31, 2003                           3,065,134               2.26
                                      =================

* Includes the performance based warrants discussed above.

                       NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The  following  table  summarizes  information  about options and warrants outstanding and exercisable  at  December  31,  2003.


                           Options/Warrants  Outstanding          Options/Warrants Exercisable
                           -----------------------------          ----------------------------

                                                                                    Weighted
                                    Weighted                                        Average
                  Options/           Average             Weighted      Options/     Options/
Range of          Warrants          Remaining            Average       Warrants     Warrants
Exercise Price   Outstanding     Contractual Life     Exercise Price  Exercisable  Exercisable
---------------  -----------  ----------------------  --------------  -----------  -----------
$4.50                 62,500              3.25 Years            4.50       62,500         4.50
$4.15                100,000              0.04 Years            4.15      100,000         4.15
$3.77                 80,000              9.53 Years            3.77       80,000         3.77
$3.69                100,000              4.70 Years            3.69      100,000         3.69
$3.40                 35,000              0.08 Years            3.40       32,000         3.40
$3.22 - $3.47         48,386              4.00 Years            3.31       48,386         3.31
$3.14                560,000              8.28 Years            3.14      560,000         3.14
$3.00                 39,166              2.42 Years            3.00       39,166         3.00
$3.00                 33,900              2.92 Years            3.00       33,900         3.00
$2.87                  7,500              2.50 Years            2.87        7,500         2.87
$2.70                135,000              1.53 Years            2.70      123,750         2.70
$2.51                 75,000              1.96 Years            2.51       75,000         2.51
$2.50                500,000              0.54 Years            2.50      500,000         2.50
$2.48                200,000              9.42 Years            2.48       33,333         2.48
$2.45                 75,333              4.50 Years            2.45       75,333         2.45
$1.50                 25,000              0.83 Years            1.50       15,400         1.50
$1.50                 20,000              0.83 Years            1.50       20,000         1.50
$1.50                210,000              0.75 Years            1.50      210,000         1.50
$1.50                  9,200              0.25 Years            1.50        9,200         1.50
$1.41                 51,333              5.00 Years            1.41       51,333         1.41
$1.00                200,000              7.50 Years            1.00      200,000         1.00
$.95 - $1.04         140,000              3.43 Years            0.98      140,000         0.98
$.89-$.98            275,000              5.42 Years            0.93      275,000         0.93
$.75-$.83            273,333              4.38 Years            0.79      273,333         0.79
                 -----------                                          -----------

                   3,255,651              4.44 Years            2.27    3,065,134         2.26
                 ===========                                          ===========

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES:

In February 2003, the Company entered into consulting agreements with two individuals to serve as Director of Medical and Regulatory Affairs and Director of Research and Development for its BioBalance subsidiary. The agreements provide for aggregate annual compensation of $250,000 and provide for specific bonuses when the Company meets certain goals. In December 2003, the Company met these goals and the bonuses were expensed. These agreements were subsequently renewed under the same terms, through December 31, 2004.

In April 2003, the Company entered into a consulting agreement with a firm to assist the Company in developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals. The agreement provides for the firm to be compensated in the amount of 4% of the total gross consideration or value attributed to a business combination at the closing of a completed transaction. In addition, the consulting firm received a warrant to purchase up to 500,000 shares of the Company's common stock. This transaction is one of the matters addressed in the allegations referred to in
Note  1,  under  Recent  Developments.

In February 2004, the Company entered into an agreement with St. Michael's Hospital in Toronto, Canada to conduct clinical trials on PROBACTRIX as a medical food for the dietary management of IBS symptoms. The committed cost for this study is $292,000.

LEASE  COMMITMENTS:

The Company leases office space under noncancellable operating leases in New York and New Jersey that expire between April 2004 and February 2007.

At December 31, 2003, future minimum lease payments due under operating leases approximate:

          2004                                 $386,000
          2005                                  258,000
          2006                                  181,000
          2007                                    4,000
                                               --------
          Total minimum future payments        $829,000
                                               ========

Rental expense charged to operations was approximately $432,000, $60,000 and $10,000, for the years and period ended December 31, 2003, 2002 and 2001, respectively.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYMENT  AGREEMENTS:


On November 10, 1999, the Company entered into employment agreements with two officers, with terms beginning December 27, 1999 and expiring in 2004. The agreements called for initial aggregate annual compensation of approximately $420,000 with an annual increase of 10% and provided for certain additional benefits. This employment agreement was amended on January 2, 2003 pursuant to the Stock for Stock Exchange Agreement between the Company and The BioBalance Corporation (Note 2). Under the amended employment agreement, the two officers' employment was extended until December 31, 2009. The amendment also calls for assurance that the two officers continue their election as Directors for the full term of their employment contracts. If the officers are terminated as Directors, the Company shall enter into consulting agreements with the officers, effective the date of termination. In such case, consulting services will be provided on an as needed basis for a period of not less than five years and, as compensation for consulting services, each officer will be granted an option to acquire 500,000 shares of the Company's common stock for a term of no less than ten years at a price per share equal to the closing price of the stock on the date of such termination.

On March 15, 2004, the Compensation Committee approved a bonus of $500,000 to be paid to the two officers for the year ended December 31, 2003; such amount was accrued as of December 31, 2003.

401(K)  PLAN:

The Home Health Care segment maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Company currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 3% of the participant's salary. The Plan also provides for certain discretionary contributions by the Company as determined by the Board of Directors. The Company's contributions offset by unvested, forfeited matching funds amounted to $54,000 for the year ended December 31, 2003. The Bio Balance segment did not have a 401(k) plan for the years and period ended December 31, 2002 and 2001.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BONUS  PLAN:

The Home Care segment of the Company has established a bonus plan pursuant to which 10% of the Company's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided by the Company's Compensation Committee. A bonus of $58,000 was accrued as of December 31, 2003.

CONCENTRATIONS  OF  CREDIT  RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments which from time-to-time exceed the Federal depository insurance coverage and commercial accounts receivable.
The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents held in one bank exceed federally insured limits by approximately $7,236,000, at December 31, 2003 and $2,675,000 at December 31, 2002. The Company does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

MAJOR  CUSTOMERS:

Two major customers accounted for approximately 60% of net patient service revenue for the year ended December 31, 2003. In addition, three customers represented approximately 44% of accounts receivable at December 31, 2003. BioBalance had no accounts receivable for the year ended 2002.

BUSINESS  RISKS:

The Company's primary business, offering home health care services, is heavily regulated at both the federal and state levels. While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected.

Further, the Company operates in a highly competitive industry, which may limit the Company's ability to price its services at levels that the Company believes appropriate. These competitive factors may adversely affect the Company' financial results.

CAUTIONARY  STATEMENT

BioBalance operates in a competitive environment that involves a number of risks, some of which are beyond its control. Although we believe the expectations for BioBalance are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Factors that could cause actual events or results to differ materially from expected results involve both known and unknown risks. Key factors include, among others: our need to secure additional financing and at acceptable terms; the high cost and uncertainty of clinical trials and other development activities involving pharmaceutical products; the dependence on third parties to manufacture its products; the unpredictability of the duration and results of regulatory approval for our products; our dependence on our lead biotherapeutic agent, PROBACTRIX and the uncertainty of its market acceptance; the possible impairment of, or inability to enforce, intellectual property rights and the subsequent costs of defending these rights; and the loss of key executives or consultants.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - THIRD-PARTY RATE ADJUSTMENTS AND REVENUE AND
CERTAIN CONTRACTS:

Approximately 5% of net patient service revenue was derived under New York State Medicaid reimbursement programs during the year ended December 31, 2003. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment. Differences between current rates and subsequent revisions are reflected in the year the revisions are determined. There was no revenue generated by BioBalance for the years ended 2002 and 2001.

The Company has an agreement with the City of New York acting through the Department of Social Services of The Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA. The agreement with HRA sets a fixed direct labor cost in the reimbursement rate. Should the Company incur direct costs of home attendant services below this fixed rate, the Company must repay the difference to HRA, subject to final audit by the City of New York. As of December 31, 2003, the amount included in due to HRA relating to direct labor costs amounted to $828,555. In addition, the City's reimbursement methodology for general and administrative expenses is based on a fixed amount per client based on the number of cases. The Company is reimbursed at an hourly rate. Any amount over this fixed rate must be repaid to HRA. As of December 31, 2003, this amount was $2,927,952 subject to final audit by the City of New York. The aggregate amount due to HRA was $3,756,507 at December 31, 2003. As of December 31, 2003, HRA had completed their audit for the fiscal year ended June 30, 2000 and was in the process of auditing the fiscal year ended June 30, 2001.

The New York State Department of Health ("DOH") approved additional funding to home health care agencies in a form of a rate increase. The additional funding is to be used exclusively for the recruitment and retention of home health care employees. Any unspent money relating to recruitment and retention is recorded as an accrued liability until such time as it is spent. As of December 31, 2003, the Company accrued approximately $1,318,000 related to recruitment and retention funds not yet expended and is included in accrued employee benefits.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  13-  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

                                                                       Period
                                                                    May 21, 2001
                                                                     (Inception)
                                     Year Ended       Year Ended       Through
                                     December 31,     December 31,   December 31,
                                        2003             2002            2001
                                     --------------  -------------  -------------
Supplemental cash flow disclosures:

   Cash paid during the period for:
      Interest                       $        2,173  $           -  $           -
                                     ==============  =============  =============

      Income taxes                   $       58,465  $       6,800  $           -
                                     ==============  =============  =============

Supplemental schedule of noncash
investing and financing activities:

The Company purchased intangibles
which were partially acquired through
the issuance of 1,000,000 shares of
common stock. (See note 4)
                                     $    3,600,000  $           -  $           -
                                     ==============  =============  =============

NOTE 14 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a biotherapeutic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of December 31, 2003.

                                          New York          Bio            Total
                                         Health Care      Balance       Consolidated
                                         -------------  ------------  --------------

YEAR ENDED DECEMBER 31, 2003
Revenue:
   Net patient service revenue           $ 45,060,449   $         -   $  45,060,449
   Sales                                            -             -               -
                                         -------------  ------------  --------------
      Total revenue                      $ 45,060,449   $         -   $  45,060,449
                                         =============  ============  ==============

Loss before provision for income taxes   $(17,370,598)  $(4,642,572)  $ (22,013,170)
                                         =============  ============  ==============

Depreciation and amortization            $    225,563   $   381,184   $     606,747
                                         =============  ============  ==============

Interest income                          $     35,720   $    15,535   $      51,255
                                         =============  ============  ==============

Interest expense                         $      2,173   $         -   $       2,173
                                         =============  ============  ==============

Income tax expense                       $     24,500   $    14,500   $      39,000
                                         =============  ============  ==============

Noncash Compensation                     $          -   $ 1,591,459   $   1,591,459
                                         =============  ============  ==============

Assets                                   $ 14,801,531   $ 6,827,437   $  21,628,968
                                         =============  ============  ==============

Expenditures for long lived assets       $     12,245   $ 4,061,092   $   4,073,337
                                         =============  ============  ==============

Prior to its acquisition of New York Health Care on January 2, 2003, BioBalance had only one segment, which did not generate any revenue.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                Cost of
                 Net Patient  Professional
                   Service      Care of         Net      Basic and
2003               Revenue      Patients        Loss     Diluted EPS
-----------     ------------  -----------  -------------  ----------
First quarter   $11,994,489    $9,706,778  $(19,004,862)  $(0.79)

Second quarter   10,820,260     8,531,889      (689,088)   (0.03)

Third quarter    11,044,365     8,821,090    (1,099,192)   (0.05)

Fourth quarter   11,201,335     9,046,964    (1,259,028)   (0.04)


2002
-----------

First quarter   $         -    $        -  $   (380,123)  $(0.02)

Second quarter            -             -      (338,475)   (0.02)

Third quarter             -             -      (254,926)   (0.01)

Fourth quarter            -             -      (425,533)   (0.01)

                            NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS


Column A                                    Column B                   Column C     Column D      Column E
-----------------------------------------  -----------                             ----------  --------------
                                                         Additions
                                                        -------------------------
                                           Balance at   Charged to    Charged to
                                            Beginning    Costs and      Other                    Balance at
Description                                 of Period    Expenses      Accounts    Deductions   End of Period
-----------------------------------------  -----------  -----------  ------------  ----------  --------------

Year ended December 31, 2003
 Deducted from asset accounts:
   Allowance for doubtful accounts         $         -  $    50,000   *$694,000    $ (347,000)  $      397,000
   Deferred tax asset valuation
     allowance                             $   852,000  $   841,000            -                $    1,693,000

Year ended December 31, 2002
 Deducted from asset accounts:
   Allowance for doubtful accounts         $         -  $         -            -   $        -  $            -
   Deferred tax asset valuation
     allowance                             $   208,000  $   644,000            -   $        -  $      852,000

For period ended May 21, 2002 (inception)
through December 31, 2001
 Deducted from asset accounts:
   Allowance for doubtful accounts         $         -  $         -  $         -   $        -  $            -
   Deferred tax asset valuation
     allowance                             $         -  $   255,000            -   $        -  $      208,000


*Cash collected in excess of the estimated fair value of accounts receivable of New York Health Care acquired in  the  reverse  merger,  offset  by  an  additional  equal  amount  of  $347,000.

                                INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with Exhibit Table of Item 601 of Regulation S-K.

Exhibit
 Number   Description of Exhibit
--------  ----------------------
 2.1 Stock for Stock Exchange Agreement between the Company and BioBalance dated October 11, 2001, as amended by Amendment No. 1 dated February 13, 2002, Amendment No. 2 dated July 10, 2002, Amendment No. 3 dated August 13, 2002 and Amendment No. 4 dated October 25, 2002 (incorporated herein by reference to Exhibits No. 2.1-2.4, inclusive, to the Company's registration statement on FormS-4, SEC file no. 333-85054).
 3.1      Certificate of Incorporation of the Company. (1)
 3.2      Restated Certificate of Incorporation of the Company. (1)
 3.3 Certificate of Correction of Restated Certificate of Incorporation of the Company. (1)
 3.4      Amendment to the Certificate of Incorporation filed October 17, 1996.
          (1)
 3.5      By-laws of the Company. (1)
 3.6 Amendment to the Certificate of Incorporation of the Company filed December 4, 1996. (1)
 3.7 Certificate of Designations, Rights and Preferences of New York Health Care, Inc. Class A Convertible Preferred Stock. (2)
 4.1      Form of certificate evidencing shares of Common Stock. (1)
10.8 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Rockland, Westchester and Bronx Counties dated May 8, 1995. (1)
10.9 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Dutchess, Orange, Putnam, Sullivan and Ulster Counties dated May 8, 1995. (1)
10.10 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Nassau, Suffolk and Queens Counties dated May 8, 1995. (1)
10.11 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Orange and Rockland Counties dated July 1, 1995. (1)
10.15 Personal Care Aide Agreement by and between the Company and Nassau County Department of Social Services dated October 18, 1995. (1)
10.17 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Bronx, Kings, New York, Queens and Richmond Counties dated December 29, 1995. (1)
10.19 Homemaker and Personal Care Agreements by and between the Company and the County of Rockland Department of Social Services dated January 1, 1996. (1)
10.43 ++ Employment Agreement by and between the Company and Jerry Braun dated November 12, 1999. (3)
10.44 ++ Employment Agreement by and between the Company and Jacob Rosenberg dated November 12, 1999. (3)
10.45 Loan and Security Agreement among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and Heller Healthcare Finance, Inc. dated November 28, 2000. (incorporated by reference to Exhibits to the Company's Form 8-K Report filed on December 8, 2000)
10.46 Revolving Credit Note dated November 28, 2000 made by the Company and NYHC Newco Paxxon, Inc. to the order of Heller Healthcare Finance, Inc. ((incorporated by reference to Exhibits to the Company's Form 8-K Report filed on December 8, 2000)
10.49 Amendment No. 1 to Loan and Security Agreement and Consent and Waiver with Heller Healthcare Finance, Inc. dated November 27, 2002 (incorporated by reference to Exhibit to the Company's Form 8-K Current Report filed on December 4, 2002)
10.50 ++  Amended Performance Incentive Plan (Stock Option Plan) of the
          Company. (4)
10.51 ++  Amendment to Employment Agreement between the Company and Jerry
          Braun dated January 28, 2003. (4)
10.52 ++ Amendment to Employment Agreement between the Company and Jacob Rosenberg dated January 28, 2003. (4)
14.1*     Code of Ethics for Senior Financial Officers.
23.1*     Consent of Weiser LLP Independent Public Accountants.
23.2*     Consent of Holtz Rubenstein & Co., LLP.

31.1* Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Chief Executive Officer Pursuant 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2* Certification of Chief Financial Officer Pursuant 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

----------------
*     Filed  herewith.
++    Compensation  plan.
(1) Incorporated by reference to Exhibits filed as part of the Company's Registration Statement on Form SB-2 under S.E.C. File No. 333-08152, which was declared effective on December 20, 1996.
(2) Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB report for the quarter ended June 30, 1998.
(3) Incorporated by reference to Exhibits filed as part of the Company's Form 10-QSB Report for the quarter ended September 30, 1999.
(4) Incorporated by reference to Exhibits filed part as of Company's Form 10-K Annual Report for the year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 2004
                                        NEW YORK HEALTH CARE, INC.


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


/s/  Jerry  Braun        President,  Chief  Executive             March 31, 2004
-----------------------  Officer  and  Director
Jerry  Braun


/s/ Jacob Rosenberg      Vice President, Chief Operating          March 31, 2004
-----------------------  Officer, Chief Financial and Accounting
Jacob  Rosenberg         Officer and Director


/s/  Dennis  O'Donnell   Director                                 March 31, 2004
-----------------------
Dennis O'Donnell


/s/  H.  Gene  Berger    Director                                 March 31, 2004
-----------------------
H.  Gene  Berger


/s/ Fred E. Nussbaum     Director                                 March 31, 2004
-----------------------
Fred E. Nussbaum


/s/ Mark Gray            Director                                 March 31, 2004
-----------------------
Mark Gray


/s/ Mordecai H. Dicker   Director                                 March 31, 2004
-----------------------
Mordecai H. Dicker