Form 10-Q
period 2004-03-31
NEW YORK HEALTH CARE INC
filed 2004-05-17
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 2b-2 of the Exchange Act).  Yes     No  X
                                                ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 under a plan confirmed by a court.
                                                                 Yes     No
                                                                     ---    ---


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,939,776 (as of April 20,
2004)

                         PART I - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS.

(a) Our unaudited financial statements for the first quarter (three months ended March 31, 2004) are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations for our first quarter.

                           NEW YORK HEALTH CARE, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2004

                              NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                                ASSETS


                                                                  March 31, 2004    December 31, 2003
                                                                 ----------------  -------------------
                                                                   (Unaudited)          (Note 1)
Current assets:
   Cash and cash equivalents                                     $     5,261,192   $        7,337,896
   Due from lending institution                                          336,644              208,721
   Accounts receivable, net of allowance for uncollectible             6,928,585            6,577,283
      amounts of  $498,000 and $397,000, respectively
   Unbilled services                                                      80,844              100,114
   Prepaid expenses and other current assets                             451,314              319,195
                                                                 ----------------  -------------------
         Total current assets                                         13,058,579           14,543,209

Property and equipment, net                                              131,772              145,898
Goodwill, net                                                            900,587              900,587
Other intangible assets, net                                           5,777,882            5,971,622
Other assets                                                              77,464               67,652
                                                                 ----------------  -------------------
         Total assets                                            $    19,946,284   $       21,628,968
                                                                 ================  ===================


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accrued payroll                                            $     1,244,228   $        1,786,044
      Accounts payable and accrued expenses                            6,010,702            5,849,732
      Due to HRA                                                       4,123,261            3,756,507
      Due to related parties                                             940,526            1,190,526
      Income tax payable                                                       -               24,394
                                                                 ----------------  -------------------
         Total current liabilities                                    12,318,717           12,607,203
                                                                 ----------------  -------------------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; Class A Preferred, 590,375 authorized,
         issued and outstanding                                            5,904                5,904
      Common stock, $.01 par value, 100,000,000 shares
         authorized; 24,943,821 shares issued and 24,939,776
         outstanding                                                     249,438              249,438
      Additional paid-in capital                                      32,512,678           32,679,292
      Deficit                                                        (25,130,980)         (23,903,396)
      Less: Treasury stock (4,045 common shares at cost)                  (9,473)              (9,473)
                                                                 ----------------  -------------------
            Total shareholders' equity                                 7,627,567            9,021,765
                                                                 ----------------  -------------------
            Total liabilities and shareholders' equity           $    19,946,284   $       21,628,968
                                                                 ================  ===================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31
                                               -------------------------------
                                                    2004             2003
                                               ---------------  --------------

Net patient service revenue                    $   11,506,458   $  11,994,489
                                               ---------------  --------------

Expenses:
  Professional care of patients                     9,187,896       9,706,778
                                               ---------------  --------------
  General and administrative
    (excluding noncash compensation)                2,949,425       2,453,730
  Noncash compensation                                  3,690         734,811
                                               ---------------  --------------
    Total general and
    administrative expenses                         2,953,115       3,188,541
                                               ---------------  --------------

  Product development (excluding
    noncash compensation)                             427,584          94,996
  Noncash compensation                               (170,304)         17,709
                                               ---------------  --------------
    Total product development                         257,280         112,705
                                               ---------------  --------------

  Goodwill impairment                                       -      17,869,339
  Bad debts expense                                   120,000          15,000
  Depreciation and amortization                       223,049         114,488
                                               ---------------  --------------

    Total operating expenses                       12,741,340      31,006,851
                                               ---------------  --------------


Loss from operations                               (1,234,882)    (19,012,362)
                                               ---------------  --------------

Non-operating income (expenses)
  Interest income                                      12,307           8,217
  Interest expense                                     (5,009)           (717)
                                               ---------------  --------------
  Total non-operating income (expenses), net            7,298           7,500
                                               ---------------  --------------


Net loss                                       $   (1,227,584)  $ (19,004,862)
                                               ===============  ==============


Basic and diluted loss per share               $       ( 0.05)  $       (0.79)
                                               ---------------  --------------

Weighted and diluted average
shares outstanding                                 24,939,776      23,912,406
                                               ===============  ==============

    THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                     NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                     (UNAUDITED)

                                              Common Stock       Preferred Stock                   Treasury Stock
                                          --------------------  ------------------   Additional   ------------------
                                                                                      Paid-in
                                            Shares     Amount    Shares    Amount     Capital      Shares    Amount
                                          ----------  --------  ---------  -------  ------------  --------  --------

Balance at January 1, 2004                24,943,821  $249,438    590,375  $ 5,904  $32,679,292      4,045  $(9,473)

Warrants earned for service                                                              15,306

Reduction of compensation expense
due to a revaluation of options/warrants                                               (181,920)

Net loss
                                          ----------  --------  ---------  -------  ------------  --------  --------

Balance at March 31, 2004                 24,943,821  $249,438    590,375  $ 5,904  $32,512,678      4,045  $(9,473)
                                          ==========  ========  =========  =======  ============  ========  ========


                                                             Total
                                           Accumulated    Shareholders'
                                             Deficit         Equity
                                          -------------  --------------

Balance at January 1, 2004                $(23,903,396)  $   9,021,765

Warrants earned for service                                     15,306

Reduction of compensation expense
due to a revaluation of options/warrants                      (181,920)

Net loss                                    (1,227,584)     (1,227,584)
                                          -------------  --------------

Balance at March 31, 2004                 $(25,130,980)  $   7,627,567
                                          =============  ==============

       THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31
                                                                    -------------------------------
                                                                         2004             2003
                                                                    ---------------  --------------

Cash flows from operating activities:
  Net loss                                                          $   (1,227,584)  $ (19,004,862)
  Adjustments to reconcile net loss to net cash
    (used in) provided by  operating activities:
      Goodwill impairment                                                        -      17,869,339
      Noncash compensation                                                (166,614)        752,520
      Depreciation and amortization                                        223,049         114,488
      Bad debts expense                                                    120,000          15,000
      Changes in operating assets and liabilities
      net of effects of purchase of subsidiary:
        Increase in accounts receivable and unbilled services             (452,032)       (368,291)
        Increase in prepaid expenses and other current assets             (132,119)       (120,392)
        (Increase)decrease in due from lending institution                (127,923)         11,033
        (Increase)decrease in other assets                                  (9,812)          2,350
        Decrease in accrued payroll                                       (541,816)        (84,131)
        Increase in accounts payable and accrued expenses                  160,970       1,367,099
        Increase in due to HRA                                             366,754         360,621
        Decrease in due to related parties                                (250,000)              -
        Decrease in income tax payable                                     (24,394)              -
                                                                    ---------------  --------------
          Net cash (used in) provided by
             operating activities                                       (2,061,521)        914,774
                                                                    ---------------  --------------
Cash flows from investing activities:
      Net cash acquired from purchase of subsidiary                              -       3,548,658
      Acquisition of property and equipment                                 (8,500)        (28,446)
      Acquisition of intangible assets                                      (6,683)        (10,029)
      Increase in restricted cash                                                -        (100,000)
                                                                    ---------------  --------------
          Net cash (used in) provided by investing activities              (15,183)      3,410,183
                                                                    ---------------  --------------

Cash flows from financing activities:
      Payments on lease obligation payable                                       -          (5,705)
      Proceeds of issuance of common stock                                       -       1,028,808
      Collection of subscription receivable                                      -         290,000
                                                                    ---------------  --------------
          Net cash provided by financing activities                              -       1,313,103
                                                                    ---------------  --------------

Net (decrease)increase in cash and cash equivalents                     (2,076,704)      5,638,060

Cash and cash equivalents at beginning of period                         7,337,896       2,625,378
                                                                    ---------------  --------------
Cash and cash equivalents at end of period                          $    5,261,192   $   8,263,438
                                                                    ===============  ==============

        THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

New York Health Care, Inc. ("New York Health Care") was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The BioBalance Corporation, ("BioBalance") a Delaware Corporation, was formed in May 2001. BioBalance is a specialty pharmaceutical company focused on the development of proprietary biotherapeutic agents for various gastrointestinal diseases that are poorly addressed by current therapies. BioBalance has completed the tests and panel review necessary for its product to be established as generally regarded as safe ("GRAS") and a medical food under regulations of the Food and Drug Administration ("FDA"). However, there is no assurance that the FDA will not contest the status. BioBalance is also exploring a formulation of its product as a prescription drug. There can be no assurance that BioBalance will be successful in marketing any such products. The consolidated entity, collectively referred to as the "Company", includes BioBalance and New York Health Care, Inc. and its wholly owned subsidiary NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"). All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K of New York Health Care, Inc. for the year ended December 31, 2003 as filed on March 31, 2004 with the SEC.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

RECENT  DEVELOPMENTS:

In November 2003, the Company learned that an individual then serving as a director of the Company and president of BioBalance and another individual then serving as a consultant to BioBalance were the subjects of a federal indictment alleging that they conspired to manipulate the price and demand for the Company's common stock by offering to pay a bribe, consisting of warrants to purchase 500,000 shares of the Company's common stock, and causing the Company's board of directors to approve issuance of the warrants by disguising the warrants as compensation to an outside consultant to be engaged to perform financial advisory services for BioBalance. At the Company's request, the then director of the Company and president of BioBalance resigned from all positions with the Company and the Company's Board of Directors authorized an independent internal investigation regarding the subject matter of the indictment.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


In January 2004, the staff of Listing Investigations, a division of Nasdaq Stock Market, Inc.("Nasdaq"), notified the Company, after requesting and obtaining information and documents from the Company, that they had determined that the Company no longer qualified for inclusion in the Nasdaq Stock Market primarily based on public interest concerns and the Company's failure to timely hold its 2002 annual stockholders' meeting in compliance with the Nasdaq marketplace rules. In response, the Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. The hearing was held and on April 5, 2004, the Company announced that the Panel had determined that the Company's common stock was delisted from Nasdaq, effective with the opening of business on April 6, 2004. The Panel addressed concerns regarding events related to the indictment. Subsequently, the Company's common stock began trading in the Over-the-Counter Market on the Pink Sheets.

The law firm retained by the Company to conduct the independent internal investigation found no evidence that any current officer, director or employee of the Company knew of, or participated in, any alleged attempt to manipulate the Company's common stock and, concluded that the Company responded properly to the indictment based on the information at the time available to the Company.

At December 31, 2003, the Company treated the warrants referenced in the indictment as being in effect in accordance with their terms.

On May 6, 2004, the Company entered into an engagement agreement with an investment banking firm to act as exclusive placement agent, on a non-firm commitment basis, with respect to a proposed private offering of its common stock and warrants to accredited investors. Under the terms of the proposed offering, the Company will seek to raise up to $6 million through an offering of common stock and warrants at a minimum per unit price of $1.00. The net proceeds of the offering would be used to fund the capital requirements of BioBalance. The proposed offering is subject to satisfaction of a number of conditions, including execution by the Company of a definitive agreement for the divestiture of its home healthcare business. The engagement agreement is subject to the satisfactory completion of a due diligence review by the placement agent, and has a four month term, but is terminable by either party on 10 days notice. There can be no assurance that the engagement agreement will not be terminated by either party, or that the Company will make the proposed private offering, or that if the offering is made, the Company will be able to raise sufficient funds to finance its ongoing operations.

On May 13, 2004, the Company also executed a non-binding letter of intent with executive officers of the Company for the acquisition of its home healthcare business, subject to satisfaction of a number of conditions, including execution of a definitive acquisition agreement, obtaining various corporate and regulatory approvals, including stockholder approval, obtaining an acceptable fairness opinion and receipt by the Company of at least $4 million to finance its remaining operations. There can be no assurance that a definitive agreement to divest the home healthcare business will be entered into or that such a transaction will be completed.


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

RECLASSIFICATION:

Certain amounts in the prior period have been reclassified to conform to the 2004 presentation.

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In  January  2003,  the  FASB  issued  Interpretation  No.  46 "Consolidation of
Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46. The FASB also modified the effective date of FIN 46. FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had and is not expected to have a material impact on the Company's consolidated financial position or results of operations.


NOTE 2 - LOSS PER SHARE:

Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses for the three months ended March 31, 2004 and 2003, options, warrants and preferred stock outstanding of 4,099,234 for the three months ended March
31, 2004 and 2,711,868 for the three months ended March 31, 2003, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.


NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                             March 31, 2004
                       ----------------------------------------------------------
                                                                       Estimated
                       Gross Carrying    Accumulated   Net Carrying   Useful Life
                           Amount       Amortization      Amount         Years
                       ---------------  -------------  -------------  -----------

Intellectual property  $     3,576,500  $     628,602  $   2,947,898      10
Patents/trademarks           1,920,434        131,700      1,788,734      10
Non-compete agreement          770,000         96,250        673,750       5
Patient list                   100,000         25,000         75,000       5
Customer base                  390,000         97,500        292,500       5
                       ---------------  -------------  -------------
                       $     6,756,934  $     979,052  $   5,777,882
                       ===============  =============  =============

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                              December 31, 2003
                       ----------------------------------------------------------
                                                                       Estimated
                       Gross Carrying    Accumulated   Net Carrying   Useful Life
                           Amount       Amortization      Amount         Years
                       ---------------  -------------  -------------  -----------

Intellectual property  $     3,576,500  $     539,189  $   3,037,311       10
Patents/trademarks           1,913,751         83,690      1,830,061       10
Non-compete agreement          770,000         57,750        712,250        5
Patient list                   100,000         20,000         80,000        5
Customer base                  390,000         78,000        312,000        5
                       ---------------  -------------  -------------
                       $     6,750,251  $     778,629  $   5,971,622
                       ===============  =============  =============


Approximately $4.7 million of intangible assets relate to BioBalance. BioBalance is a research and development company. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance could be able to generate or sustain profitability in the future.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

                             March 31, 2004     December 31, 2003
                           -------------------  ------------------
Accounts payable           $           453,145  $          500,186
Accrued expenses                     1,248,715             967,851
Accrued employee benefits            4,308,842           4,381,695
                           -------------------  ------------------

                           $         6,010,702  $        5,849,732
                           ===================  ==================


NOTE 5 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services that expires November 29, 2004. The availability of the line of credit is based on a formula of eligible accounts receivable. At March 31, 2004, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the agreement bear interest at prime plus 1 1/2% at March 31, 2004 (5.50%).

At March 31, 2004, there was an amount due from G.E. Capital Health Care Financial Services of $336,644. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital Health Care Financial
Services  and  then  transferred  to  the  bank.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

On March 29, 2004, the loan agreement was amended to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this agreement. The agreement has also been amended to allow New York Health Care to invest money in BioBalance.

NOTE 6 - STOCK OPTIONS/WARRANTS:

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

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                                                  For The Three Months Ended
                                                           March 31
                                               -------------------------------
                                                    2004             2003
                                               ---------------  --------------

Net loss, as reported                          $   (1,227,584)  $ (19,004,862)
Less stock-based compensation expense
  determined under fair value method for
  all employee stock  options                        (601,230)     (1,388,800)
                                               ---------------  --------------

Pro forma net loss                             $   (1,828,814)  $ (20,393,662)
                                               ===============  ==============

Basic and diluted loss per share, as reported  $        (0.05)  $       (0.79)
Basic and diluted loss per share, pro forma    $        (0.07)  $       (0.85)

The weighted average warrants' fair values and assumptions used to estimate these values are as follows:

                                             For The Three Months Ended
                                                      March 31
                                           -----------------------------
                                                2004           2003
                                           --------------  -------------
      Risk free interest rate                       1.72%          3.82%
      Expected volatility of common stock             92%           107%
      Dividend yield                                   0%             0%
      Expected option term                         3 yrs         5 yrs.

The following table summarizes options issued during the three months ended March 31, 2004:

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   Grant Date        Number of Options     Exercise Price     Expiration Term
   ----------        -----------------     --------------     ---------------
   January 29, 2004            450,000         $ 2.13              10 yrs

These options were issued to employees in accordance with the Company's Performance Incentive Plan.

Since the options were given to employees at not less than fair value on the date of grant, no compensation expense was recorded.

Nasdaq implemented a rule on July 1, 2003 that requires a company to obtain shareholder approval prior to the issuance of warrants to consultants or non-employee members of the Board of Directors and that it designate a certain amount of the company's shares in connection with any issuances to consultants and non-employee members of the Board of Directors.

The Company committed to issue warrants to certain consultants subsequent to July 1, 2003. Therefore, these commitments of warrants will be re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded. For the three months ended March 31, 2004, the re-valued warrants generated a reduction in compensation of $181,920.

At March 31, 2004, the Company has 4,834,592 shares of Common Stock reserved for issuance for these options and for options and warrants granted previously.


NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES:


An individual who is a former director of the Company and the former president of BioBalance has filed a claim with the Company's directors' and officers' liability insurance carrier seeking payment of legal fees incurred by him in connection with the defense of a federal indictment relating to an alleged conspiracy to manipulate the price of the Company's securities (see Note 1). The Company's directors' and officers' liability insurance policy requires the Company to pay the first $250,000 of such legal fees. The Company believes that, pursuant to the terms of the policy, it will be required to make a payment on account of such legal fees, and that the amount of loss will range from $125,000 to $250,000. At March 31, 2004, the Company estimates that the amount it would be required to pay is $125,000 and, accordingly, has accrued a charge to income in that amount.

In April 2004, the Company entered into new lease agreements for two of its existing offices expiring in 2004 and 2008. The approximate minimum annual rentals are as follows for these two new leases:

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Year ending
December 31
-----------
2004         $  5,000
2005           83,000
2006          113,000
2007          231,000
2008          127,000
             --------

Total        $559,000
             ========


NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At March 31, 2004 and December 31, 2003, the Company has computed a deferred tax asset in the amount of approximately $2,888,000 and $1,693,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not more likely than not that such assets will be recognized in the foreseeable future. The valuation allowance increased by $1,029,000 during the three months ended March 31, 2004.

NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:


                                       For The Three Months Ended
                                                March 31
                                     -----------------------------
                                          2004           2003
                                     --------------  -------------
Supplemental cash flow disclosures:

  Cash paid during the period for:

    Interest                         $        5,009  $         717
                                     ==============  =============

    Income taxes                     $       48,355  $      40,053
                                     ==============  =============


NOTE 10 - SEGMENT REPORTING:


The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of March 31, 2004.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                     New York         Bio-          Total
                                    Health Care     Balance      Consolidated
                                   -------------  ------------  --------------

THREE MONTHS ENDED MARCH 31, 2004
Revenue:
  Net patient service revenue      $ 11,506,458   $         -   $  11,506,458
  Sales                                       -             -               -
                                   -------------  ------------  --------------
    Total revenue                  $ 11,506,458   $         -   $  11,506,458
                                   =============  ============  ==============

Net income (loss)                  $     43,047   $(1,270,631)  $  (1,227,584)

Total assets                       $ 13,921,844   $ 6,024,440   $  19,946,284


THREE MONTHS ENDED MARCH 31, 2003
Revenue:
  Net patient service revenue      $ 11,994,489   $         -   $  11,994,489
  Sales                            $          -   $         -   $           -
                                   -------------  ------------  --------------
    Total revenue                  $ 11,994,489   $         -   $  11,994,489
                                   =============  ============  ==============

Net income (loss)                  $(17,726,422)  $(1,278,440)  $ (19,004,862)

ITEM 2: MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING  STATEMENTS

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by New York Health Care, Inc. and its subsidiaries ("we" or the "Company"), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as "may," "will," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the following section entitled "Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These and many other factors could affect the Company's future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update the information in this Quarterly Report.

OVERVIEW

The Company, as the result of a reverse merger effected in January 2003, operates in two business segments; the home health care business, which has been in operation for more than 15 years, and the specialty pharmaceutical business of The BioBalance Corporation ("BioBalance"), a wholly-owned subsidiary of the Company, which commenced in 2001 and is still in its development stage. For accounting purposes, BioBalance is considered to be the "accounting acquirer" in the transaction.

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

Goodwill And Other Intangible Assets

     Prior to fiscal 2002, the Company amortized goodwill and intangible assets using the straight-line method over periods of up to 10 years. SFAS No.142 requires that goodwill and intangible assets having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Stock Based Compensation

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and the fair value method of accounting for warrants granted to consultants for services. See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Item 1 of this Report.

Long-Lived Assets

     We evaluate long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets, when an impairment exists, the related assets are written down to fair value.

THREE  MONTHS  ENDED  MARCH  31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2004 decreased to approximately $11,506,000 from approximately $11,994,000 for the three months ended March 31, 2003.

Cost of professional care of patients for the three months ended March 31, 2004 decreased to approximately $9,188,000 from approximately $9,707,000 for the three months ended March 31, 2003. The decrease in costs was the results of decreased sales.

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2004 decreased approximately 7% to approximately $2,953,000 from approximately $3,189,000 for the three months ended March 31, 2003. The decrease is the result of lower non-cash compensation (revaluation of warrants) related to the BioBalance segment of the Company's operations.

The Company suffered a net loss of approximately $1,228,000 for the three months ended March 31, 2004 as compared to a net loss of $19,005,000 for the three months ended March 31, 2003.

The $19,005,000 net loss for the three months ended March 31, 2003 consisted of the $17,869,000 write-off of goodwill and a net loss of $1,136,000. As a result of the merger with BioBalance, the Company was required, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141 to recognize goodwill on the transaction of approximately $18,770,000. An independent valuation of the Company, pursuant to SFAS 142 determined that the SFAS 141 goodwill was simultaneously impaired by approximately $17,869,000, a charge that is non-cash in nature.

The net loss of approximately $1,228,000 for the three months ended March 31, 2004 includes a net income of $43,000 from the operations of the home health care segment and offset by a net loss of $1,271,000 from the BioBalance segment, which to date has not generated any revenue. For the three months ended March 31, 2003 the operations of the home care segment showed a profit of $143,000 while the BioBalance segment had a loss of $1,278,000, excluding the non-cash loss of $17,869,000 due to the impairment of goodwill.

LIQUIDITY  AND  CAPITAL  RESOURCES

HOME  HEALTH  CARE  SEGMENT

At March 31, 2004, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at April 30, 2004, are as follows:

                                                        Payment due by period
                                             -------------------------------------------
                                             Less than                         More than
Contractual Obligations             Total      1 year   1-3 years   4-5 years   5 years
--------------------------------  ----------  --------  ----------  ----------  --------
    Long-term debt obligations    $       --  $     --  $       --  $       --  $     --
    Capital lease obligations             --        --          --          --        --
    Operating lease obligations*   1,218,582   182,412     664,776     242,710   128,684
    Purchase obligations                  --        --          --          --        --
                                  ----------  --------  ----------  ----------  --------
      Total                       $1,218,582  $182,412  $  664,776  $  242,710  $128,684
                                  ==========  ========  ==========  ==========  ========

* These leases also generally contain provisions allowing rental obligations to be accelerated upon default in the payment of rent or the performance of other lease obligations. These leases generally contain provisions for additional rent based upon increases in real estate taxes and other cost escalations.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

The sources of liquidity and capital resources for the home health care segment are internally generated funds, cash on hand and amounts available under a
$4,000,000  revolving  credit  facility.    Currently  there  is  no
outstanding  indebtedness  under  this facility.

Loans under this revolving credit loan facility, which expires in November 2004, may be used only for working capital of the Company's home health care business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home health care business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home health care business and there being no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentages based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors formula results in 97% of qualified accounts receivable being part of the borrowing base. At March 31, 2004, the amount available for borrowing under this facility, based on the borrowing base formula was $4,000,000. The loan agreement contains various restrictive covenants, which among other things, require that the Company have a minimum tangible net worth greater than $500,000. The Company has amended its loan agreement to allow it to lend money to BioBalance if there is no outstanding loan under this agreement. The loan agreement has also been amended to allow the Company to invest money in BioBalance. The principal amount of loans borrowed under this facility bear interest at a variable annual rate equal to the prime rate charged from time to time by CitiBank, N.A. plus 1.5% (currently, 5.50% per annum) and the loan agreement creating this facility provides for monthly payments of interest on the outstanding loan balance on the basis of the actual number of days elapsed over a year of 360 days.

For the three months ended March 31, 2004, net cash used in operating activities was approximately $2,062,000 as compared to cash provided by operating activities of approximately $915,000 during the three months ended March 31, 2003, a decrease of $2,977,000. The $2,062,000 of cash used in operations for the three months ended March 31, 2004 was principally due to a decrease in accrued payroll and due to related parties and an increase in accounts receivable and legal fees and premiums relating to directors and officers liability insurance.

Net cash used in investing activities for the three months ended March 31, 2004 totaled approximately $15,000 and consisted of the acquisition of property and equipment and intangible assets. There was no net cash provided by or used in financing activities for the three months ended March 31, 2004.

As of March 31, 2004, approximately $7,009,000 (approximately 35.1%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $5,729,000 (approximately 31.4%) as of March 31, 2003. The increase is the result of slower payments by some clients exceeding their normal 120-day payment terms.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the three months ended March 31, 2004, the DSO of the home care segment of the Company was 63, compared to 54 days for the three months ended March 31, 2003. The increase is the result of slower payments by our net 120-day clients. As of March 31, 2004 BioBalance had no accounts receivable.

BioBalance Segment

     Since its inception in 2001, BioBalance received aggregate gross proceeds of $6,889,000 in a series of private placements from the sale of common stock. As of March 31, 2004, BioBalance had cash on hand of approximately $370,000, all of which was available to fund operations. BioBalance estimates that its capital requirements for the remainder of 2004 will be approximately $3,000,000.This budget assumes that BioBalance will receive financing proceeds in the second half 2004 to support its continuing operations. See "Risks and Uncertainties - Business Risks - Risks Relating to BioBalance - Failure to secure additional financing would result in impaired growth and inability to operate."

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46. The FASB also modified the effective date of FIN 46. FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March

15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial condition or results of operations.

RISKS AND UNCERTAINTIES

BUSINESS RISKS

        RISKS ARISING FROM THE COMBINATION OF THE COMPANY AND BIOBALANCE

     THE BUSINESS COMBINATION EFFECTED BY US AND BIOBALANCE MAY NOT ACHIEVE THE ANTICIPATED BENEFITS, IN WHICH CASE THE BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS OF THE COMBINED COMPANY COULD BE ADVERSELY EFFECTED. We must overcome significant issues in order to realize any benefits or synergies from the combination of the businesses of the Company and BioBalance, including the timely, efficient and successful execution of a number of post-transaction events. Key events include:

- Obtaining financing needed to fund BioBalance's product development, regulatory compliance, manufacturing and marketing activities;
- Managing the disparate operations of two companies doing business in very different sectors of the health care market;
- Retaining, recruiting, and assimilating key personnel for each company;
and
- Maintaining good working relationships between the managements of the Company and BioBalance, as well as uniform standards, controls, procedures and policies.

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

     RISKS RELATING TO BIOBALANCE

     BIOBALANCE IS A DEVELOPMENT STAGE COMPANY, HAS GENERATED NO REVENUES TO DATE AND HAS A LIMITED OPERATING HISTORY UPON WHICH IT MAY BE EVALUATED. BioBalance was incorporated in May 2001, and has generated no revenues from operations or meaningful assets, other than its intellectual property rights. BioBalance faces all of the risks inherent in a new business and those risks specifically inherent in the business of developing, testing, obtaining regulatory approvals for, manufacturing, commercializing and selling a new ethical drug or a new medical food product, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. In July 2001 BioBalance acquired the intellectual property rights with respect to certain probiotic agents from Israeli companies engaged in the research, development, marketing or sales of probiotic bacteria and other technology. We cannot assure that BioBalance will be able to generate revenues or profits from operation of its business or that BioBalance will be able to generate or sustain profitability in the future.

     FAILURE TO SECURE ADDITIONAL FINANCING WOULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE . BioBalance will be required to expend substantial amounts of working capital in order to develop, test, obtain the requisite regulatory approvals for, manufacture and market its proposed product and establish the necessary relationships to implement its business plan. BioBalance believes that the proceeds from private placements, if successful, could be sufficient to meet the currently anticipated working capital and capital expenditure requirements for at least the next 12-18 months. If BioBalance fails to obtain adequate financing, BioBalance's clinical and regulatory programs would need to be scaled back or canceled. BioBalance has no firm agreements or arrangements with respect to any such financing and we cannot assure you that any needed funds will be available to BioBalance on acceptable terms or at all.

     THE LOSS OF KEY EXECUTIVES OR CONSULTANTS OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD DAMAGE BIOBALANCE'S BUSINESS. Because of the highly technical nature of its business, BioBalance depends greatly on attracting and retaining experienced management and highly qualified and trained scientific personnel. BioBalance's future success will depend on the continued services of its key scientific and management personnel with whom it has entered into various agreements. BioBalance's management team has only recently been assembled, with the retention during 2003 of Dennis O'Donnell as President and Chief Operating Officer, Dr. Robert Hoerr as Director of Medical and Regulatory Affairs and Dr. Eileen Bostwick as Director of Research and Development. BioBalance competes intensely for these professionals with other companies in its industry. If BioBalance cannot retain or hire and effectively integrate a sufficient number of qualified scientists and experienced professionals, such inability would have a material adverse effect on its capacity to grow its business and develop its products through the clinical trial process. BioBalance does not presently maintain key person insurance for any of its key personnel.

     BIOBALANCE'S PRODUCTS ARE IN DEVELOPMENT AND MAY NOT SATISFY REGULATORY REQUIREMENTS OR BECOME COMMERCIALLY VIABLE. The product that BioBalance is currently developing will require additional development, testing, and investment in order to market it as a therapeutic drug or medical food. We cannot assure you that our product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that BioBalance will satisfy medical food or therapeutic drug requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful.

     BioBalance has conducted anecdotal and pre-clinical trials and has recently commenced a clinical trial for its initial product and has established GRAS (Generally Recognized As Safe) status for PROBACTRIX(TM) approvals to date. The results of these pre-clinical and anecdotal trials on products under development are not necessarily predictive of results that will be obtained from large scale clinical testing. We cannot assure you that clinical trials of the products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with drugs of any product developed by BioBalance may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a medical food or therapeutic drug product under development could delay or prevent regulatory approval, where required, and delay or prevent commercial sale of the product, any of which could have a material adverse effect on BioBalance.

     The FDA may contest the GRAS status of the ingredients in PROBACTRIX(TM), or contest the status of PROBACTRIX(TM) as a medical food. Commercial formulation has yet to be developed for PROBACTRIX(TM). BioBalance may encounter difficulties in manufacturing process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals, and commercialization of its product, or cause negative financial and competitive consequences. We cannot assure you that PROBACTRIX(TM) or any other product will be successfully developed, be developed on a timely basis or prove to be more effective than competing products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake to complete development of PROBACTRIX(TM) or any other product, particularly in instances in which the Company has made significant capital expenditures, would have a material adverse effect on the Company.

     THE VALIDITY OF PATENTS COVERING PHARMACEUTICAL AND BIOTECHNOLOGICAL INVENTIONS AND THE SCOPE OF CLAIMS MADE UNDER SUCH PATENTS IS UNCERTAIN; FAILURE TO SECURE NECESSARY PATENTS COULD IMPAIR BIOBALANCE'S ABILITY TO PRODUCE AND MARKET ITS PRODUCTS. There is no consistent policy regarding the breadth of claims allowed in specialty pharma/medical foods patents. In addition, patents may have been granted, or may be granted, to others covering products or processes BioBalance needs for developing its product. If BioBalance's product or processes infringe upon the patents, or otherwise impermissibly utilize the intellectual property, of others, BioBalance might be unable to develop, manufacture, or sell its product. In such event, BioBalance may be required to obtain licenses from third parties. We cannot assure you that BioBalance will be able to obtain such licenses on acceptable terms, or at all.

     FAILURE TO ASSEMBLE OR CONTRACT WITH AN ADEQUATE SALES ORGANIZATION COULD RESULT IN A LACK OF FUTURE REVENUES. To market any of its products directly, BioBalance would have to develop a substantial marketing and sales force. Alternatively, BioBalance may, for certain products, attempt to obtain the assistance of companies with established distributions systems and direct sales forces. BioBalance does not know if it will be able to establish sales and distribution capabilities or if it will be able to enter into licensing or other agreements with established companies to sell its product.

     BIOBALANCE OWNS NO MANUFACTURING FACILITIES AND WILL BE DEPENDENT ON THIRD PARTIES TO MAKE ITS PRODUCT. BioBalance owns no manufacturing facilities or equipment, and employs no manufacturing personnel. BioBalance expects to use third parties to manufacture certain of its products on a contract basis. BioBalance may not be able to obtain contract-manufacturing services on reasonable terms or at all. If BioBalance is not able to contract manufacturing services, it will not be able to make its products.

     IF WE OR ANY OF OUR POTENTIAL PARTNERS FAIL TO OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS, WE WILL NOT BE ABLE TO SELL THEM. If we determine to pursue the IND regulatory pathway for our products, we and any pharmaceutical companies with who we may partner must conduct time-consuming, extensive and costly clinical trials to show the safety and efficacy of each of our drug candidates, before a drug candidate can be approved for sale. We must conduct these trials in compliance with FDA regulations and with comparable regulations in other countries. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of our drug candidates, it will not approve them or will require additional studies, which can be time consuming and expensive and which will delay commercialization of a drug candidate. We and any partners may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our drug candidates. Failure to receive these approvals or delays in such receipt could prevent or delay commercial introduction of a product and, as a result, could negatively impact our ability to generate revenue from product sales.

     Following approval of a drug candidate, we and any partners must comply with comprehensive government regulations regarding how we manufacture, market and distribute products. If we fail to comply with these regulations, regulators could force us to withdraw a drug candidate from the market or impose other penalties or requirements that could have a similar negative impact. We cannot assure you that any of our drug candidates will be safe and effective, will be approved for commercialization or that our partners or we can successfully commercialize these drug candidates. If the results of clinical testing indicate that any of our drugs under development are not suitable for commercial use, or if additional testing is required to demonstrate such suitability, we may need to abandon one or more of our drug development programs.

     THE COMPANY WILL BE DEPENDENT ON THIRD-PARTY MANUFACTURING ARRANGEMENTS AND MUST COMPLY WITH GOOD MANUFACTURING PRACTICES. The manufacture of the Company's proposed products may be subject to current Good Manufacturing Practices ("GMP") or similar regulations prescribed by the FDA in the United States. There can be no assurance that the Company or any entity manufacturing products on behalf of the Company will be able to comply with GMP or satisfy certain regulatory inspections in connection with the manufacture of the Company's proposed products. Failure or delay by any manufacturer of the Company's products to comply with GMP or similar regulations or satisfy regulatory inspections would have a material adverse effect on the Company.

     BIOBALANCE'S PRODUCT MAY BE DENIED MEDICAL FOOD STATUS. BioBalance's primary regulatory strategy is the establishment of its initial product as a medical food. The advantage of this strategy s that it is a relatively rapid and relatively inexpensive way to reach the market. A "medical food" is defined as a food which is formulated to be consumed or administered under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which instinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Perhaps most importantly, FDA's policies on medical food products have long been in a state of flux and are not the subject of final regulations. In the future, it is possible that FDA policies in this area could be adopted that would prevent or severely limit BioBalance's ability to market the PROBACTRIX(TM) product as a medical food. We cannot assure that BioBalance will satisfy the regulatory requirements applicable to medical foods. Such a failure would result in BioBalance having to market the product as a dietary supplement under the Dietary Supplement Health & Education Act (DSHEA) or as a drug which would have to enter the new drug regulatory pathway at either Phase I, or Phase II, which could result in the need to raise large sums of money. In addition, such a determination may result in a significant delay in introduction of the product to the market.

     POTENTIAL FAILURE OF PLANNED CLINICAL TRIALS TO PRODUCE STATISTICALLY SIGNIFICANT DATA COULD IMPAIR BIOBALANCE'S ABILITY TO SUCCESSFULLY MARKET ITS PRODUCT. Even if BioBalance is successful in establishing medical food status, there still is substantial risk that the extensive clinical trials that BioBalance is planning will not yield sufficient statistically significant data to make strong marketing claims. The failure to obtain such data could adversely affect marketing efforts to the medical community, which is traditionally resistant to new treatments even if approved by the FDA unless also supported by statistically significant data before recommending it to patients, and severely limit BioBalance's ability to successfully market its product.

     POTENTIAL SIDE EFFECTS OF BIOBALANCE'S PRODUCT COULD IMPAIR BIOBALANCE'S ABILITY TO SUCCESSFULLY MARKET ITS PRODUCT. Although no side effects of BioBalance's product have been reported, it is possible that any time during clinical trials or patient usage, side effects may be encountered. If they are common enough or significant enough, this could result in BioBalance's product being withdrawn from the market.

     BIOBALANCE'S PRODUCTS MAY NOT BE ACCEPTED BY PHYSICIANS, INSURERS OR PATIENTS. Patients, doctors, and insurers must accept BioBalance's product as medically useful and cost-effective for BioBalance to be successful. Market acceptance will require substantial education about the benefits of the product. We cannot assure you that patients, doctors or insurers will accept BioBalance's product, even if approved for marketing, on a timely basis. If patients, the medical community, and insurers do not accept BioBalance's product or acceptance takes longer than anticipated, profits would be reduced.

     GOVERNMENT AND PRIVATE INSURANCE PLANS MAY NOT PAY FOR BIOBALANCE'S PRODUCT. The success of BioBalance's product in the United States and other significant markets will depend, in part, upon the extent to which a consumer will be able to obtain reimbursement for the cost of such product from governmental authorities, third-party payers and other organizations. BioBalance cannot determine in advance the reimbursement status of newly approved therapeutic products. Even if a product is approved for marketing, BioBalance cannot be sure that adequate reimbursement will be available. Also, future legislation or regulation, or related announcements or developments, concerning the health care industry or third party or governmental coverage and reimbursement may adversely affect BioBalance's business. In particular, legislation or regulation limiting consumers' reimbursement rights could have a material adverse effect on BioBalance's revenues.

     BIOBALANCE MAY LOSE ANY TECHNOLOGICAL ADVANTAGE BECAUSE PHARMACEUTICAL RESEARCH TECHNOLOGIES CHANGE RAPIDLY. The pharmaceutical research field is characterized by rapid technological progress and intense competition. As a result, BioBalance may not realize the expected benefits of its business strategy. Businesses, academic institutions, governmental agencies, and other public and private research organizations are conducting research to develop technologies that may compete with those of BioBalance. It is possible that competitors could acquire or develop technologies that would render BioBalance's technology obsolete or noncompetitive. We cannot assure you that BioBalance will be able to access the same technologies at an acceptable price, or at all.

     THE COMPANY COULD BE FACED WITH POSSIBLE PRODUCT LIABILITY LOSSES AND ADVERSE PRODUCT PUBLICITY. BioBalance, like any other marketer of products that are designed to be ingested, will face an inherent risk of exposure to product liability claims and negative publicity in the event that the use of its product results in injury. BioBalance faces the risk that materials used in the manufacture of the final product may be contaminated with substances that may cause sickness or injury to persons who have used the products, or that sickness or injury to persons may occur if the product distributed by BioBalance is ingested in dosages which exceed the dosage recommended on the product label. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on BioBalance. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding any future insurance coverage, could have a material adverse effect on BioBalance.

     BioBalance will be highly dependent upon consumers' perception of the safety and quality of its product as well as similar products distributed by other companies. Thus, the mere publication of reports and negative publicity asserting that such products may be harmful could have a material adverse effect on BioBalance, regardless of whether such reports are scientifically supported, whether the harmful effects would be present at the dosages recommended for such products, or whether such adverse effects resulted from failure to consume the product as directed.

     INTENSE COMPETITION MAY RESULT IN AN INABILITY TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY. The pharmaceutical industry is highly competitive. Numerous companies, many of which are significantly larger than BioBalance, which have greater financial, personnel, distribution and other resources than BioBalance and may be better able to withstand volatile market conditions, will compete with BioBalance in the development, manufacture and marketing of probiotics for the treatment of IBS. We cannot give assurance that national or international companies will not seek to enter, or increase their presence in the industry. In addition, large internationally known companies (such as Novartis and GlaxoSmithKline) are in competition with BioBalance in this industry, since they have already spent millions of dollars to develop treatments for IBS. Increased competition could have a material adverse effect on BioBalance, as our competitors may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of BioBalance.

     BIOBALANCE IS DEPENDENT ON NEW PRODUCTS AND CONTINUED INNOVATION. The pharmaceutical industry in general, including the market for IBS treatments, is characterized by rapid innovation and advances. These advances result in frequent product introductions and short product life cycles, requiring a high level of expenditures for research and development and the timely introduction of new products. BioBalance believes its ability to grow and succeed is partially dependent upon its ability to introduce new and innovative products into such markets. BioBalance currently has plans to introduce additional products in to its anticipated markets, such as treatments for diarrhea and Crohn's disease. We cannot assure that BioBalance will be successful in its plans to introduce additional products to the market.

     INTELLECTUAL PROPERTY RIGHTS MAY NOT PROTECT THE BIOBALANCE BUSINESS. BioBalance has adopted an aggressive patent policy on current and future products. It uses a combination of patents, trademarks and trade secrets to protect its proprietary position on PROBACTRIX(TM).

     We cannot assure that BioBalance's pending or future patent and trademark registration applications will result in issued patents and registered trademarks, or that, if issued, BioBalance's applications will be upheld if challenged. Further, even if granted, we cannot assure that these patents and trademarks will provide BioBalance with any protection from competitors or, that if they do provide any meaningful level of protection, that BioBalance will have the financial resources necessary to enforce its patent and trademark rights. In addition, we cannot assure that others will not independently develop technologies similar to those covered by BioBalance's pending patents and trade secrets, or design around the pending patents. If others are able to design around BioBalance's patents, its results of operations could be materially adversely affected. Further, BioBalance will have very limited, if any, protection of its proprietary rights in those jurisdictions where it has not affected any filings or where it fails to obtain protection through its filings.

     We cannot assure that third parties will not assert intellectual property infringement claims against BioBalance in the future with respect to current or future products. BioBalance is responsible for defending against charges of infringement of third party intellectual property rights by BioBalance's actions and products and the assertion of such claims may require BioBalance to refrain from the sale of its product, enter into royalty arrangements or undertake costly litigation. Further, challenges may be instituted by third parties as to the validity, enforceability and infringement of BioBalance's patents.

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

     RISKS RELATING TO THE HOME HEALTH CARE BUSINESS

     OUR INDIRECT DEPENDENCY UPON REIMBURSEMENT BY THIRD-PARTY PAYERS; HEALTH CARE REFORM COULD REDUCE REVENUES. More than 30% of our revenues of are paid by Certified Home Health Agencies and Long-Term Home Health Care Programs, as well as other clients who receive their payments from "third- party payers," such as private insurance companies, self-insured employers and HMOs. Our revenues and profitability, like those of other home health care companies, are affected by the continuing efforts of third-party payers to contain or reduce the costs of health care by lowering reimbursement or payment rates, increasing case management review of services and negotiating reduced contract pricing. Because home care is generally less costly than hospital-based care, home nursing and home care providers have benefited from cost containment initiatives aimed at reducing the costs of medical care. However, as expenditures in the home health care market continue to grow, cost containment initiatives aimed at reducing the costs of delivering services at non-hospital sites are likely to increase. A significant reduction in coverage or payment rates of public or private third-party payers would reduce New York Health Care's revenues and profit margins. While we are not aware of any substantive changes in the Medicare or Medicaid reimbursement systems for home health care which are about to be implemented, revised budget plans of New York State or the federal government could result in limitation or reduction in the reimbursement of home care costs and in the imposition of limitations on the provision of services which will be reimbursed.

Moreover, third party payers, particularly private insurance companies, may negotiate fee discounts and reimbursement caps for services we provide.

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

     PROFESSIONAL LIABILITY INSURANCE MAY BECOME INADEQUATE, UNAVAILABLE OR TOO COSTLY. The administration of home care and the provision of nursing services entail certain liability risks. We maintain professional liability insurance coverage with limits of $1,000,000 per claim and $3,000,000 annual aggregate, with an umbrella policy providing an additional $5,000,000 of coverage. Although we believe that the insurance we maintain is sufficient for present operations, professional liability insurance is increasingly expensive and sometimes difficult to obtain. A successful claim against us in excess of, or not covered by, our insurance could adversely affect our business and financial condition. Claims against us, regardless of their merit or eventual outcome, could also adversely effect our reputation and home health care business.

     CHANGES IN FEDERAL AND STATE REGULATION COULD INCREASE COSTS AND REDUCE REVENUES. Our home health care business is subject to substantial regulation at the state level and also under the federal Medicare and Medicaid laws. In particular, we are subject to state laws regulating home care, nursing services, health planning and professional ethics, as well as state and federal laws regarding fraud and abuse in government funded health programs. Changes in the law or new interpretations for existing laws can increase the relative costs of doing business and reduce the amount of reimbursement by government and private third-party payers. Although we have not experienced any difficulties to date complying with applicable laws, rules or regulations, our failure to obtain, renew or maintain any required regulatory approvals or licenses could have a material adverse on us and could prevent us from offering our existing services to patients or from further expansion.

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

     INTENSE COMPETITION COULD RESULT IN LOSS OF CLIENTS, LOSS OF PERSONNEL, REDUCED REVENUES AND INABILITY TO OPERATE PROFITABLY. The home health care industry is marked by low entry costs and is highly fragmented and competitive. We compete for personnel with hospitals and nursing homes, and we also compete for both personnel and business with other companies that provide home health care services, most of which are large established companies with significantly greater resources, access to capital and greater name recognition than we have. Our principal business competitors include Gentiva Health Services, Premiere Health Services, National Home Health Care, Patient Care, Inc., and Personal Touch Home Care Services, Inc. We also compete with many other small temporary medical staffing agencies. Competition for qualified paraprofessional personnel in the New York Metropolitan area is intense. New York Health Care believes that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future.

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

     LOSS OF KEY PERSONNEL MAY RESULT IN IMPAIRMENT OF THE ABILITY TO DELIVER SERVICES OR MANAGE OPERATIONS. Our success in the home health care business to a large extent depends upon the continued services of Jerry Braun, our President and Chief Executive Officer, and Jacob Rosenberg, our Vice President, Chief Operating officer and Chief Financial Officer. Although the Company has entered into employment agreements with Messrs. Braun and Rosenberg which expire in 2009, and the Company is the sole beneficiary of a $5,000,000 life insurance policy covering Mr. Braun and a $3,000,000 life insurance policy covering Mr. Rosenberg, the loss of the services of either of these executive officers for any reason, including, but not limited, to a violation of their employment agreements, would damage us. The success of our home health business will also depend, in part, upon our ability in the future to attract and retain additional qualified licensed health care, operating, marketing and financial personnel. Competition in the home health care industry for qualified personnel is often intense and we may not be able to retain or hire the necessary personnel.

OUR INABILITY TO IDENTIFY SUITABLE LOCATIONS OR PERSONNEL OR TO SECURE FINANCING MAY IMPAIR FUTURE GROWTH. Our ability to expand our home health care business depends on a number of factors, including the availability of desirable locations and qualified personnel, the availability of acquisition candidates and our ability to finance such expansion. Our establishment of additional branch offices and any future acquisitions by us may involve the use of cash, debt or equity securities, or a combination thereof. We may be required to obtain additional financing to achieve such objectives. That financing may not be available, or, if available, may be on unacceptable terms. We are not experienced in operating health care businesses unrelated to its current businesses and we may be unable to successfully operate any such unrelated health care business.

     RISKS RELATING TO OUR COMMON STOCK

     OUR DELISTING FROM NASDAQ WILL RESULT IN REDUCED LIQUIDITY AND LOWER STOCK PRICE. The results of the trading of our common stock is now reported in the Over-the Counter Market on the Pink Sheets, as the result of the delisting of our common stock from the Nasdaq SmallCap Market. As a result, the liquidity of the common stock has been impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media's coverage and lower prices for our common stock than might otherwise be attained. In addition, our common stock is subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction the penny stock rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.

Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account.

     POSSIBLE VOLATILITY OF COMMON STOCK MAY RESULT IN LOSSES TO SHAREHOLDERS. The trading price of our common stock has been subject to significant fluctuations. Since the merger in January 2003, it has ranged from a high of $4.50 to a low of $0.77 in May 2004. The price of our common stock is likely to continue to be affected by various factors, including, but not limited to, our financial results, and the results of our development efforts of PROBACTRIX(TM) and other products, variations in quarterly results of operations, announcements of new contracts or services or acquisitions by the Company or its competitors, governmental regulatory action, general trends in the industry and other factors, such as extreme price and volume fluctuations which have been experienced by the securities markets from time to time in recent years.

     ISSUANCE OF PREFERRED STOCK COULD REDUCE THE VALUE OF COMMON STOCK AND COULD HAVE ANTI-TAKEOVER EFFECTS. We are authorized by our certificate of incorporation to issue up to 5,000,000 shares of preferred stock value, on terms which may be fixed by our board of directors without further stockholder action. There are 590,375 shares of Series A convertible preferred stock currently issued and outstanding which can be converted, on a 1-for-2/3rds basis, into shares of common stock. The terms of any new series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the common stock. The issuance of an additional series of preferred stock, depending upon the rights and preferences of such series, could make the possible takeover of the Company or the removal of our management more difficult, discourage hostile bids for control of the Company in which shareholders may receive premiums for their shares of common stock, or otherwise dilute the rights of holders of common stock and the market price of the common stock.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at March 31, 2004.

ITEM  4.  CONTROLS  AND  PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission ("SEC")

is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31,2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which remained in effect during the quarter ended March 31, 2004, there were no other changes during such quarter.

PART  II.

ITEM 5.  OTHER  INFORMATION

On May 6, 2004, the Company entered into an engagement agreement with an investment banking firm to act as exclusive placement agent, on a non-firm commitment basis, with respect to a proposed private offering of its common stock and warrants to accredited investors. Under the terms of the proposed offering, the Company will seek to raise up to $6 million through an offering of common stock and warrants at a minimum per unit price of $1.00. The net proceeds of the offering would be used to fund the capital requirements of BioBalance. The proposed offering is subject to the satisfaction of a number of conditions, including execution by the Company a definitive agreement for the divestiture of its home healthcare business. The engagement agreement is subject to the satisfactory completion of a due diligence review by the placement agent, has a four month term, but is terminable by either party on 10 days notice. There can be no assurance that the engagement agreement will not be terminated by either party, or that the Company will make the proposed private offering, or that if the offering is made the Company will be able raise sufficient funds to finance its ongoing operations. A copy of the Engagement Agreement is filed as Exhibit
10.1 to this report and is incorporated herein by reference.

On May 13, 2004, the Company also executed a non-binding letter of intent with executive officers of the Company for the acquisition of its home healthcare business, subject to satisfaction of a number of conditions, including execution of a definitive acquisition agreement, obtaining various corporate and regulatory approvals, including stockholder approval, obtaining an acceptable fairness opinion and receipt by the Company of at least $4 million to finance its remaining operations. There can be no assurance that a definitive agreement to divest the home healthcare business will be entered into or that such a transaction will be completed.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit
No.                            Description
-------                        -----------
10.1 Engagement Letter Agreement between the Company and Sterling Financial Investment Group, Inc. dated May 6, 2004

10.2 Amendment No. 2 to Loan and Security Agreement among GE HFS Holdings, Inc., the Company and NYHC Newco Paxxon, Inc. dated March 29, 2004

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Report  on  Form  8-K

     The Company filed a report on Form 8-K dated April 5,2004 which furnished, under Item 5, a press release announcing that a NASDAQ Listing Qualifications Panel had determined that the Company's common stock will be delisted from the NASDAQ Stock Market effective with the open of business on April 6, 2004 and that commencing on April 6, 2004, the results of trading of the Company's common stock will be reported in the OTC Pink Sheets.

The Company filed a report on Form 8-K dated May 14, 2004 which furnished a press release announcing the events reported under Item 5 above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NEW YORK HEALTH CARE, INC.

May 17, 2004                    By: /s/  Jerry Braun
                                    -------------------------
                                         Jerry Braun
                                         President and
                                         Chief Executive Officer



May 17, 2004                    By: /s/  Jacob Rosenberg
                                    -------------------------
                                         Jacob Rosenberg
                                         Chief Financial Officer
                                         (Principal Financial and Principal
                                         Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
  No.                          Description
-------                        -----------

10.1 Engagement Letter Agreement between the Company and Sterling Financial Investment Group, Inc. dated May 6, 2004

10.2 Amendment No. 2 to Loan and Security Agreement among GE HFS Holdings, Inc., the Company and NYHC Newco Paxxon, Inc. dated March 29, 2004

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002