Form 10-Q
period 2004-06-30
NEW YORK HEALTH CARE INC
filed 2004-08-16
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from: _______ to ________.

                           COMMISSION FILE NO. 1-12451

                           NEW YORK HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

             New York                                     11-2636089
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1850 McDonald Avenue, Brooklyn, New York                    11223
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (718) 375-6700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                 ---    ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,939,776 (as of August 5, 2004).

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

(a) Our unaudited financial statements for the second quarter (six months ended June 30, 2004) are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations for our second quarter.

                           NEW YORK HEALTH CARE, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2004

                          NEW YORK HEALTH CARE , INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                             ASSETS

                                                             JUNE 30, 2004    DECEMBER 31, 2003
                                                            ------------------------------------
                                                             ( Unaudited )       ( Note 1 )
Current assets:
  Cash and cash equivalents                                 $    4,326,474   $        7,337,896
  Due from lending institution                                     140,493              208,721
  Accounts receivable, net of allowance for uncollectible        7,376,817            6,577,283
     amounts of $613,000 and $397,000 respectively
  Unbilled services                                                146,068              100,114
  Prepaid expenses and other current assets                        587,396              319,195
                                                            ------------------------------------
           Total current assets                                 12,577,248           14,543,209
                                                            ------------------------------------

Property and equipment, net                                        113,433              145,898
Goodwill, net                                                      900,587              900,587
Other intangible assets, net                                     5,600,452            5,971,622
Other assets                                                        77,464               67,652
                                                            ------------------------------------
           Total assets                                     $   19,269,184   $       21,628,968
                                                            ====================================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                          $    1,430,960   $        1,786,044
   Accounts payable and accrued expenses                         7,026,116            5,849,732
   Due to HRA                                                    4,520,814            3,756,507
   Due to related parties                                                -            1,190,526
   Income taxes payable                                                  -               24,394
                                                            ------------------------------------
             Total current liabilities                          12,977,890           12,607,203
                                                            ------------------------------------

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; Class A Preferred, 590,375 authorized,
      issued and outstanding                                         5,904                5,904
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 24,943,821 shares issued and 24,939,776
      outstanding                                                  249,438              249,438
    Additional paid-in capital                                  32,338,476           32,679,292
    Accumulated deficit                                        (26,293,051)         (23,903,396)
    Less: Treasury stock (4,045 common shares at cost)              (9,473)              (9,473)
                                                            ------------------------------------
             Total shareholders' equity                          6,291,294            9,021,765
                                                            ------------------------------------
             Total liabilities and shareholders' equity     $   19,269,184   $       21,628,968
                                                            ====================================


    THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                  -------------------------------  -----------------------------
                                                       2004             2003           2004            2003

Net patient service revenue                       $   12,171,007   $  10,820,260   $ 23,677,465   $  22,814,749
                                                  ---------------  --------------  -------------  --------------

Expenses:
    Professional care of patients                      9,807,932       8,531,889     18,995,828      18,238,667
                                                  ---------------  --------------  -------------  --------------
    General and administrative
         (excluding noncash compensation)              3,072,226       2,420,496      6,021,651       4,874,226
    Noncash compensation                                     364         273,143          4,054       1,007,954
                                                  ---------------  --------------  -------------  --------------
         Total general and
         administrative expenses                       3,072,590       2,693,639      6,025,705       5,882,180
                                                  ---------------  --------------  -------------  --------------

    Product development (excluding
            noncash compensation)                        271,779         170,093        699,363         265,089
    Noncash compensation                                (174,566)         10,513       (344,870)         28,222
                                                  ---------------  --------------  -------------  --------------
        Total product development                         97,213         180,606        354,493         293,311
                                                  ---------------  --------------  -------------  --------------

    Goodwill impairment                                        -               -              -      17,869,339
                                                                                                  --------------
    Bad debts expense                                    120,400           5,250        240,400          20,250
                                                  ---------------  --------------  -------------  --------------
    Depreciation and amortization                        218,955         114,267        442,004         228,755
                                                  ---------------  --------------  -------------  --------------

       Total operating expense                        13,317,090      11,525,651     26,058,430      42,532,502
                                                  ---------------  --------------  -------------  --------------

Loss from operations                                  (1,146,083)       (705,391)    (2,380,965)    (19,717,753)

Non-operating income (expenses)
   Interest income                                        14,664          16,593         26,971          24,810
   Interest expense                                       (5,827)           (290)       (10,836)         (1,007)
                                                  ---------------  --------------  -------------  --------------


Loss before provision for taxes                       (1,137,246)       (689,088)    (2,364,830)    (19,693,950)
                                                  ---------------  --------------  -------------  --------------


Provision for income taxes
  Current                                                 24,825               -         24,825               -
  Deferred                                                     -               -              -               -
                                                  ---------------  --------------  -------------  --------------
                                                          24,825               -         24,825               -
                                                  ---------------  --------------  -------------  --------------

Net loss                                          $   (1,162,071)  $    (689,088)  $ (2,389,655)  $ (19,693,950)
                                                  ===============  ==============  =============  ==============

Basic and diluted loss per share                  $        (0.05)  $       (0.03)  $      (0.10)  $       (0.82)

Weighted and diluted average shares outstanding       24,939,776      23,918,975     24,939,776      23,903,492


    THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                         ( UNAUDITED )


                          Common Stock      Preferred Stock                    Treasury Stock
                     --------------------  ------------------   Additional   ------------------                      Total
                                                                 Paid-In                          Accumulated    Stockholders'
                       Shares     Amount   Shares    Amount      Capital     Shares    Amount       Deficit         Equity
                     ----------  --------  -------  ---------  ------------  -------  ---------  -------------  ---------------
Balance at           24,943,821  $249,438  590,375  $   5,904  $32,679,292     4,045  $ (9,473)  $(23,903,396)  $    9,021,765
January 1, 2004

Warrants earned                                                     15,670                                              15,670
for service

Reduction of                                                      (356,486)                                           (356,486)
compensation
expense due
to a revaluation
of options/warrants

Net loss                                                                                           (2,389,655)      (2,389,655)
                     ----------  --------  -------  ---------  ------------  -------  ---------  -------------  ---------------

Balance at           24,943,821  $249,438  590,375  $   5,904  $32,338,476     4,045  $ (9,473)  $(26,293,051)  $    6,291,294
                     ==========  ========  =======  =========  ============  =======  =========  =============  ===============
June 30, 2004


    THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                -----------------------------
                                                                    2004            2003
                                                                -------------  --------------
Cash flows from operating activities:
Net loss                                                        $ (2,389,655)  $ (19,693,950)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Goodwill impairment                                                  -      17,869,339
      Noncash compensation                                          (340,816)      1,036,176
      Depreciation and amortization                                  442,004         228,755
      Bad debts expense                                              240,400          20,250
   Changes in operating assets and liabilities
      net of effects of purchase of subsidiary:
         Increase in accounts receivable
            and unbilled services                                 (1,085,888)       (755,414)
         Increase in prepaid expenses and other current assets      (268,201)       (517,130)
         Decrease in due from lending institution                     68,228          67,174
         (Increase) decrease in other assets                          (9,812)            960
         (Decrease) increase in accrued payroll                     (355,084)        246,336
         Increase in accounts payable and accrued expenses         1,176,384       1,468,690
         Decrease in due to related parties                       (1,190,526)              -
         Decrease in taxes payable                                   (24,394)              -
         Increase in due to HRA                                      764,307         877,347
                                                                -------------  --------------
           Net cash (used in) provided by
               operating activities                               (2,973,053)        848,533
                                                                -------------  --------------

Cash flows from investing activities:
   Net cash acquired from purchase of subsidiary                           -       3,548,658
   Acquisition of property and equipment                              (8,500)        (33,774)
   Acquisition of intangible assets                                  (29,869)        (95,725)
   Increase in restricted cash                                             -        (100,000)
                                                                -------------  --------------
         Net cash (used in) provided by
            investing activities                                     (38,369)      3,319,159
                                                                -------------  --------------

Cash flows from financing activities:
   Payments on lease obligation payable                                    -         (10,539)
   Proceeds of issuance of common stock                                    -       1,028,808
   Collection of subscription receivable                                   -         290,000
                                                                -------------  --------------
         Net cash provided by financing activities                         -       1,308,269
                                                                -------------  --------------

Net (decrease) increase in cash and cash equivalents              (3,011,422)      5,475,961

Cash and cash equivalents at beginning of period                   7,337,896       2,625,378
                                                                -------------  --------------

Cash and cash equivalents at end of period                      $  4,326,474   $   8,101,339
                                                                =============  ==============


    THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

RECENT  DEVELOPMENTS:

In November 2003, the Company learned that an individual then serving as a director of the Company and president of BioBalance and another individual then serving as a consultant to BioBalance were the subjects of a federal indictment alleging that they conspired to manipulate the price and demand for the Company's common stock by offering to pay a bribe, consisting of warrants to purchase 500,000 shares of the Company's common stock and causing the Company's board of directors to approve the issuance of the warrants by disguising the warrants as compensation to an outside consultant to be engaged to perform financial advisory services for BioBalance. At the Company's request, the then director of the Company and president of BioBalance resigned from all positions with the Company and the Company's Board of Directors authorized an independent internal investigation regarding the subject matter of the indictment.

In January 2004, the staff of Listing Investigations, a division of Nasdaq Stock Market, Inc., ("Nasdaq"), notified the Company, after requesting and obtaining information and documents from the Company, that they had determined that the Company no longer qualified for inclusion in the Nasdaq Stock Market

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

primarily based on public interest concerns and the Company's failure to timely hold its 2002 annual stockholders' meeting in compliance with the Nasdaq marketplace rules. In response, the Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. The hearing was held and on April 5, 2004, the Company announced that the Panel had determined that the Company's common stock was delisted from Nasdaq, effective with the opening of business on April 6, 2004. The Panel addressed concerns regarding events related to the indictment and the Company's failure to timely hold its 2002 Annual stockholder's meeting. Subsequently, the Company's common stock began trading in the Over-the-Counter Market on the Pink Sheets.

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

On May 6, 2004, the Company entered into an engagement agreement with an investment banking firm to act as exclusive placement agent, a non-firm commitment basis, with respect to a proposed private offering of its unregistered common stock and warrants to accredited investors. Under the terms of the proposed offering, the Company will seek to raise up to $6 million through an offering of its unregistered common stock and warrants. The net proceeds of the offering would be used to fund the capital requirements of BioBalance. The proposed offering is subject to satisfaction of a number of conditions. The engagement agreement is subject to the satisfactory completion of a due diligence review by the placement agent, and has a four month term, but is terminable by either party on 10 days notice. There can be no assurance that the engagement agreement will not be revised or terminated by either party, or that the Company will make the proposed private offering, or that if the offering is made, the terms that on which the offering will be made, or that the Company will be able to raise sufficient funds to finance its ongoing operations.

On May 13, 2004, the Company also executed a non-binding letter of intent with executive officers of the Company for the acquisition of its home healthcare business, subject to satisfaction of a number of conditions, including execution of a definitive acquisition agreement, obtaining various corporate and regulatory approvals, including stockholder approval, obtaining an acceptable fairness opinion and receipt by the Company of at least $4 million to finance its remaining operations. On July 15, 2004, the Company executed a definitive agreement for the sale of the assets of its home healthcare business to a company controlled by its chief executive officer and chief operating officer for consideration of $2.7 million in cash and the forgiveness of certain future obligations that may be due to them pursuant to Employment Agreements each of them has with the Company. The sale is subject to the satisfaction of a number of conditions including obtaining shareholder and regulatory approvals, and the raising of $4 million from a private offering of its securities.

The Company will consider its home health care division as a discontinued operations upon the closing of its raising the $4 million in a private offering of its securities and shareholder approval of the proposed sale.

On August 3, 2004, the Company entered into an agreement with Messrs. Jerry Braun and Jacob Rosenberg, the Company's Chief Executive Officer and Chief Operating Officer, respectively, whereby,

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

the resignations of Messrs. Braun and Rosenberg as officers and directors of the Company will be effective upon the Company's receipt of $4 million in gross cash proceeds from a proposed private placement of the Company's securities.

As consideration for the resignations of Messrs. Braun and Rosenberg, among other things, at the time of their resignations, they will be retained as consultants to the Company and, as compensation therefore, each will be granted 10-year options to purchase up to 500,000 shares of the Company's common stock at the fair market value of the common stock on the date of grant and existing incentive stock options to purchase up to 606,667 shares granted to each of them under the Company's stock option plan will be converted to non-qualified options.

We cannot assure you that the Company will make the proposed private offering or, if the offering is made, that it will be successful, or that the conditions to the sale of the home healthcare business will be satisfied.

RISK  FACTORS:

On July 22, 2004 the federal Second Circuit Court of Appeals recently issued an ruling concerning the Fair Labor Standards Act on the validity of the "companionship services" exemption from minimum wage and overtime payment requirements.

Home care providers have long relied on this exemption to provide compensation to home care aides and personal care workers with the expectation that there is no obligation for overtime pay. At this point, the US Courts of Appeals has remanded the decision back to the District Court for action. Until the District Court acts and there is an order to change, home care agencies are not subject to changing current wage/hour practices.

Implications for the home care industry and State will be changes in the expense of paying overtime, challenges to ensuring patient continuity of care if agencies can no longer afford to authorize overtime during an outgoing workforce shortage, and the inability of workers to secure the number of hours of work they desire

ESTIMATES:

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

In January 2003, the FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 (FIN 46-R). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

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

Diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses for the three and six months ended June 30, 2004 and 2003, options, warrants and preferred stock outstanding of 4,099,234 for the three and six months ended June 30, 2004 and 3,419,368 for the three and six months ended June 30, 2003, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                               June 30, 2004
                       ----------------------------------------------------------
                                                                       Estimated
                       Gross Carrying    Accumulated   Net Carrying   Useful Life
                           Amount       Amortization      Amount         Years
                       ---------------  -------------  -------------  -----------
Intellectual property  $     3,576,500  $     718,015  $   2,858,485           10
Patents/trademarks           1,943,620        179,903      1,763,717           10
Non-compete agreement          770,000        134,750        635,250            5
Patient list                   100,000         30,000         70,000            5
Customer base                  390,000        117,000        273,000            5
                       ---------------  -------------  -------------
                       $     6,780,120  $   1,179,668  $   5,600,452
                       ===============  =============  =============

                                             December 31, 2003
                       -------------------------------------------------------------
                                                                          Estimated
                         Gross Carrying     Accumulated   Net Carrying   Useful Life
                             Amount        Amortization      Amount         Years
                       ------------------  -------------  -------------  -----------

Intellectual property  $        3,576,500  $     539,189  $   3,037,311           10
Patents/trademarks              1,913,751         83,690      1,830,061           10
Non-compete agreement             770,000         57,750        712,250            5
Patient list                      100,000         20,000         80,000            5
Customer base                     390,000         78,000        312,000            5
                       ------------------  -------------  -------------
                       $        6,750,251  $     778,629  $   5,971,622
                       ==================  =============  =============

Approximately $5.3 million of intangible assets relate to BioBalance. BioBalance is a research and development company. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance could be able to generate or sustain profitability in the future.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

                           June 30, 2004   December 31, 2003
                           --------------  ------------------

Accounts payable           $      583,683  $          500,186
Accrued expenses                1,916,649             967,851
Accrued employee benefits       4,525,784           4,381,695
                           --------------  ------------------
                           $    7,026,116  $        5,849,732
                           ==============  ==================

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services that expires November 29, 2004. The availability of the line of credit is based on a formula of eligible accounts receivable. At June 30, 2004, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the agreement bear interest at prime plus 1 1/2% at June 30, 2004 (5.50%).

At June 30, 2004, there was an amount due from G.E. Capital Health Care Financial Services of $140,493. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital Health Care Financial
Services  and  then  transferred  to  the  bank.

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

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                                                          For The Three               For The Six
                                                          Months Ended               Months Ended
                                                             June 30,                   June 30,
                                                    -----------------------------------------------------
                                                        2004         2003         2004          2003
                                                    ------------  ----------  ------------  -------------

     Net loss, as reported                          $(1,162,071)  $(689,088)  $(2,389,655)  $(19,693,950)
     Less stock-based compensation expense
       determined under fair value method for
       all stock options, net of related income
       tax benefit                                      (41,115)    (12,075)     (642,345)    (1,400,875)
                                                    ------------  ----------  ------------  -------------

     Pro forma net loss                             $(1,203,186)  $(701,163)  $(3,032,000)  $(21,094,825)
                                                    ============  ==========  ============  =============

     Basic and diluted loss per share, as reported  $     (0.05)  $   (0.03)  $     (0.10)  $      (0.82)
     Basic and diluted loss per share, pro forma    $     (0.05)  $   (0.03)  $     (0.12)  $      (0.88)

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The weighted average warrants' assumptions used to estimate these values are as follows:

                                            For The Three Months Ended     For The Six Months Ended
                                                      June 30,                     June 30,
                                          -----------------------------  ---------------------------
                                               2004           2003           2004          2003
                                          --------------  -------------  ------------  -------------

     Risk free interest rate                       1.66%          3.82%         1.66%          3.82%
     Expected volatility of common stock             90%           107%           90%           107%
     Dividend yield                                   0%             0%            0%             0%
     Expected option term                         3 yrs.          5yrs.         3yrs.          5yrs.

The following table summarizes options issued during the six months ended June 30, 2004:

     Grant Date        Number of Options  Exercise Price   Expiration Term
     ----------------  -----------------  ---------------  ---------------
     January 29, 2004            450,000      $  2.13           10 yrs

These options were issued to employees in accordance with the Company's Performance Incentive Plan.

Since the options were given to employees at not less than fair value on the date of grant, no compensation expense was recorded.

Nasdaq implemented a rule on July 1, 2003 that requires a company to obtain shareholder approval prior to the issuance of warrants to consultants or non-employee members of the Board of Directors. The Company committed to issue warrants to certain consultants subsequent to July 1, 2003. Therefore, these commitments of warrants will be re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded. For the six and three months ended June 30, 2004, the re-valued warrants generated a reduction in compensation of $356,486 and $174,566 respectively.

At June 30, 2004, the Company has 4,834,592 shares of Common Stock reserved for issuance for these options and for options and warrants granted previously.


NOTE 7 - COMMITMENTS AND CONTINGENCIES:

An individual who is a former director of the Company and the former president of BioBalance has filed a claim with the Company's directors' and officers' liability insurance carrier seeking payment of legal fees incurred by him in connection with the defense of a federal indictment relating to an alleged conspiracy to manipulate the price of the Company's securities (see Note 1). The Company's directors' and officers' liability insurance policy requires it to pay the first $250,000 of such legal fees. Pursuant to the terms of the policy, the Company has accrued this full liability as of June 30, 2004.

In April 2004, the Company entered into new lease agreements for two of its existing offices expiring in 2004 and 2008. The approximate minimum annual rentals are as follows for these two new leases:

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Years Ending
December 31,
------------

2004          $  3,000
2005            83,000
2006           113,000
2007           231,000
2008           127,000
              --------

Total         $557,000
              ========


In June 2004, the Company entered into an employment agreement with the president of BioBalance that expires on May 5, 2006 at an annual compensation of $200,000. If BioBalance raises $5,000,000, his annual compensation will increase to $225,000.

NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At June 30, 2004 and December 31, 2003, the Company has computed a deferred tax asset in the amount of approximately $3,886,000 and $1,693,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not more likely than not that such assets will be recognized in the foreseeable future. The valuation allowance increased by $998,000 and $2,193,000 during the three and six months ended June 30, 2004 and by $258,500 and $635,000 during the three and six months ended June 30, 2003, respectively.


NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                           For The Six Months Ended
                                                   June 30,
                                          ---------------------------
                                              2004          2003
                                          ------------  -------------

     Supplemental cash flow disclosures:

       Cash paid during the period for:

         Interest                         $     10,836  $       1,007
                                          ============  =============

         Income taxes                     $     29,190  $      40,053
                                          ============  =============

NOTE 10 - SEGMENT REPORTING:

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of June 30, 2004.

                                     New York         Bio-          Total
                                    Health Care     Balance      Consolidated
                                   -------------  ------------  --------------

SIX MONTHS ENDED JUNE 30, 2004
Revenue:
  Net patient service revenue      $ 23,677,465   $         -   $  23,677,465
  Sales                                       -             -               -
                                   -------------  ------------  --------------
    Total revenue                  $ 23,677,465   $         -   $  23,677,465
                                   =============  ============  ==============

Net loss                           $    (56,881)  $(2,332,774)  $  (2,389,655)

Total assets                       $ 13,831,346   $ 5,437,838   $  19,269,184


SIX MONTHS ENDED JUNE 30, 2003
Revenue:
  Net patient service revenue      $ 22,814,749   $         -   $  22,814,749
  Sales                                       -             -               -
                                   -------------  ------------  --------------
    Total revenue                  $ 22,814,749   $         -   $  22,814,749
                                   =============  ============  ==============

Net loss                           $(17,577,007)  $(2,116,943)  $ (19,693,950)


                                     New York         Bio-          Total
                                    Health Care     Balance      Consolidated
                                   -------------  ------------  --------------

THREE MONTHS ENDED JUNE 30, 2004
Revenue:
  Net patient service revenue      $ 12,171,007   $         -   $  12,171,007
  Sales                                       -             -               -
                                   -------------  ------------  --------------
    Total revenue                  $ 12,171,007   $         -   $  12,171,007
                                   =============  ============  ==============

Net loss                           $    (99,927)  $(1,062,144)  $  (1,162,071)


THREE MONTHS ENDED JUNE 30, 2003
Revenue:
  Net patient service revenue      $ 10,820,260   $         -   $  10,820,260
  Sales                                       -             -               -
                                   -------------  ------------  --------------
    Total revenue                  $ 10,820,260   $         -   $  10,820,260
                                   =============  ============  ==============

Net income (loss)                  $    149,415   $  (838,503)  $    (689,088)

NOTE 11 - DUE TO RELATED PARTIES

At December 31, 2003 the Company owed two officers $1,190,526, which was paid off during the six months ended June 30, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2003.

RESULTS OF OPERATIONS

     Revenues for the six months ended June 30, 2004 increased to approximately $23,677,000 from approximately $22,815,000 for the six months ended June 30, 2003. Revenues for the three months ended June 30, 2004 increased to approximately $12,171,000 from approximately $10,820,000 for the three months ended June 30, 2003. The increase in revenues is due to an increase in sale volumn to some of our existing clients.

     Cost of professional care of patients for the six months ended June 30, 2004 increased to approximately $18,996,000 from approximately $18,239,000 for the six months ended June 30, 2003. Cost of professional care of patients for the three months ended June 30, 2004 increased to approximately $9,808,000 from approximately $8,532,000 for the three months ended June 30, 2003. The increase in cost is due to the increase in sales.

     Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2004 increased 2.4% to approximately $6,026,000 from approximately $5,882,000 for the six months ended June 30, 2003. Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2004 increased 14% to approximately $3,073,000 from approximately $2,694,000 for the three months ended June 30, 2003. The increase in expenses for these periods is the result of administrative personnel increases and other costs associated with the increased revenue.

For the six months ended June 30, 2004 the Company had a net loss of approximately $2,390,000 as compared to a net loss of approximately $19,694,000 for the six months ended June 30, 2003. The loss for the six months ended June 30, 2004 of approximately $2,390,000 includes a loss of approximately $57,000 from the operations of the home care segment and a loss of approximately $2,333,000 from the BioBalance segment, which to date has not generated any revenue. The loss for the six months ended June 30, 2003 of approximately $19,694,000 includes the approximately $17,869,000 non-cash charge for the goodwill impairment, a net income of approximately $292,000 exclusive of non-cash charge for goodwill impairment from the operations of the home health care segment, offset by a loss of approximately $2,117,000, which includes a non-cash expense in the amount of approximately $1,036,000 resulting from an increase in the fair value of the options as a result of the merger and the issuance of stock options to consultants from the BioBalance segment.

For the three months ended June 30, 2004 the Company [had] a net loss of approximately $1,162,000, as compared to a net loss of approximately $689,000 for the three months ended June 30, 2003. The net loss of approximately $1,162,000 includes a net loss of approximately $100,000 from the operations of the home care segment and a net loss of approximately $1,062,000 from the BioBalance segment.

LIQUIDITY AND CAPITAL  RESOURCES

HOME HEALTH CARE SEGMENT

At June 30, 2004, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at June 30, 2004, are as follows:

                                                     Payment due by period
                                   ----------------------------------------------------------
                                               Less than                           More than
     Contractual Obligations         Total       1 year    1-3 years   4-5 years    5 years
     ----------------------------  ----------  ----------  ----------  ----------  ----------

     Long-term debt obligations    $       --  $       --  $       --  $       --  $       --
     Capital lease obligations             --          --          --          --          --
     Operating lease obligations*   1,144,328     108,158     664,776     242,710     128,684
     Purchase obligations                  --          --          --          --          --
                                   ----------------------------------------------------------
       Total                       $1,144,328  $  108,158  $  664,776  $  242,710  $  128,684
                                   ==========  ==========  ==========  ==========  ==========

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

Loans under this revolving credit loan facility, which expires in November

2004, may be used only for working capital of the Company's home health care business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home health care business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home health care business and there being no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentages based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors formula results in 97% of qualified accounts receivable being part of the borrowing base. At June 30, 2004, the amount available for borrowing under this facility, based on the borrowing base formula was $4,000,000.

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

     For the six months ended June 30, 2004, net cash used in operating activities was approximately $2,973,000, as compared to net cash provided by operating activities of approximately $849,000 during the six months ended June 30, 2003, a decrease of $3,822,000. The $2,973,000 used by operations for the six months ended June 30, 2004 was principally due to a decrease in due to related parties, an increase in accounts receivable, a decrease in accrued payroll and taxes payable, a net loss offset by an increase in accounts payable and due to HRA.

     Net cash used in investing activities for the six months ended June 30, 2004 totaled approximately $38,000 and consisted of the acquisition of property and equipment and intangible assets. There was no net cash provided by or used in financing activities for the six months ended June 30, 2004.

     As of June 30, 2004, approximately $7,523,000 (approximately 39%) of the company's total assets consisted of accounts receivable and unbilled services from clients who are reimbursed by third party payers, as compared to approximately $6,111,000 (approximately 32.5%) as of June 30, 2003. The increase is the results of slower payments by some clients exceeding their normal 120-day payment terms.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the company to collect its account receivable, calculated from the date services are billed. For the six months ended June 30, 2004, the Company's DSO was 67. For the six months ended June 30, 2003, the Company's DSO was 58. The increase in DSO's is the reset of some of our bigger clients exceeding our 120-day payment terms.

BioBalance Segment

     Since its inception in 2001, BioBalance received aggregate gross proceeds of $6,889,000 in a series of private placements from the sale of common stock. As of June 30, 2004, BioBalance had no cash on hand. BioBalance estimates that its capital requirements for the remainder of 2004 will be approximately $1.7 million. This budget assumes that BioBalance will receive financing proceeds in the second half of 2004 to support its continuing operations. See "Risks and Uncertainties - Business Risks - Risks Relating to BioBalance - Failure to secure additional financing would result in impaired growth and inability to operate."

     BioBalance has incurred development costs excluding non-cash compensation of $699,000 for the six months ended June 30, 2004. The majority of these costs were for manufacturing clinical supplies and conducting clinical studies to assess the safety and efficacy of BioBalance's lead product, PROBACTRIX(TM). During this period, BioBalance completed an extended safety study in healthy human volunteers at ten times the normal dose in 35 subjects for a six month period. The data from this study is currently being compiled to be submitted for publication in a peer-reviewed medical journal. During first half of 2004, BioBalance also continued its IBS medical food clinical trial which was begun at Ichilov Medical Center in Tel Aviv in November 2003. An additional site (St. Michael's Hospital in Toronto) became operational in First Quarter this year, but enrollment was significantly delayed due to personnel issues. Additional sites in New York and Jerusalem have been added to compensate for the slow enrollment which will become operational in the next quarter. Total enrollment of 210 patients is anticipated for this trial, which will likely continue into early 2005.

     For the three months ended June 30, 2004, developmental costs excluding non-cash compensation were $ 271,000. These expenses were split evenly between the extended safety study and the IBS medical food trial.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 (FIN 46-R). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

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

RISKS AND UNCERTAINTIES

CERTAIN OF THE RISK FACTORS DESCRIBED BELOW PERTAIN TO THE CURRENT OPERATIONS OF
--------------------------------------------------------------------------------
THE CONSOLIDATED ENTITIES AND WILL NOT NECESSARILY BE APPLICABLE TO THE
-----------------------------------------------------------------------
REMAINING OPERATIONS IF THE PROPOSED DIVESTITURE OF THE HOME HEALTH CARE
------------------------------------------------------------------------
SEGMENT.
--------

BUSINESS RISKS

     RISKS ARISING FROM THE PRIOR COMBINATION OF THE HOME HEALTHCARE AND BIOBALANCE BUSINESSES

     THE ANTICIPATED BENEFITS FROM THE PRIOR BUSINESS COMBINATION OF THE HOME HEALTHCARE OPERATION AND BIOBALANCE MAY NOT ACHIEVED IN THE FUTURE , IN WHICH CASE THE BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS OF THE COMBINED COMPANY COULD BE ADVERSELY EFFECTED. UNTIL SUCH TIME, IF EVER, THAT THE HOME HEALTHCARE OPERATIONS ARE SOLD, must overcome significant issues in order to realize any benefits or synergies from the prior combination of the healthcare business and BioBalance including the timely, efficient and successful execution of a number of events, the consummation of which is subject to a high degree of uncertainty Key events include, among others,

- Obtaining financing needed to fund BioBalance's future product development, regulatory compliance, manufacturing and marketing activities;
- Managing the disparate operations of two companies doing business in very different sectors of the health care market;
- Retaining, recruiting, and assimilating key personnel for each company;
and
- Maintaining good working relationships between the managements of the Home Healthcare and BioBalance businesses, as well as uniform standards, controls, procedures and policies.

     The execution of these tasks will involve considerable risks and may not be successful. These risks include:

- The potential disruption of the combined companies' ongoing business and distraction of their respective management's;
- Unanticipated expenses related to product development, regulatory compliance, manufacturing and marketing;
- The impairment of relationships with employees and customers as a result of any integration of new management personnel; and
- Potential unknown liabilities associated with the BioBalance business.

     We may not succeed in addressing these risks or any other problems encountered in connection with any future operation of both business segments. We cannot assure that we will realize any benefit from the prior acquisition of BioBalance if we are unable to consummate the proposed sale of the healthcare segment and adequately address any of the risks relating to continued operation of both operating segments, our financial condition and results of operations could be materially adversely affected.

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

     FAILURE TO SECURE ADDITIONAL FINANCING WOULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE . BioBalance will be required to expend substantial amounts of working capital in order to develop, test, obtain the requisite regulatory approvals for, manufacture and market its proposed product and establish the necessary relationships to implement its business plan. BioBalance had no cash on hand at June 30, 2004. If BioBalance fails to obtain adequate financing, BioBalance's clinical and regulatory programs would need to be scaled back or cancelled. BioBalance has no firm agreements or arrangements with respect to any such financing and we cannot assure you that any needed funds will be available to BioBalance on acceptable terms or at all. The inability to obtain sufficient funding of BioBalance's operations in the immediate future could cause BioBalance to curtail or cease it operations.

     THE LOSS OF KEY EXECUTIVES OR CONSULTANTS OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD DAMAGE BIOBALANCE'S BUSINESS. Because of the highly technical nature of its business, BioBalance depends greatly on attracting and retaining experienced management and highly qualified and trained scientific personnel. BioBalance's future success will depend on the continued services of its key scientific and management personnel with whom it has entered into various agreements. BioBalance's management team has only recently been assembled, with the retention during 2003 of Dennis O'Donnell as President and Chief Executive Officer, Dr. Robert Hoerr as Director of

Medical and Regulatory Affairs and Dr. Eileen Bostwick as Director of Research and Development. BioBalance competes intensely for these professionals with other companies in its industry. If BioBalance cannot retain or hire and effectively integrate a sufficient number of qualified scientists and experienced professionals, such inability would have a material adverse effect on its capacity to grow its business and develop its products through the clinical trial process. BioBalance does not presently maintain key person insurance for any of its key personnel.

     BIOBALANCE'S PRODUCTS ARE IN DEVELOPMENT AND MAY NOT SATISFY REGULATORY REQUIREMENTS OR BECOME COMMERCIALLY VIABLE. The product that BioBalance is currently developing will require additional development, testing, and investment in order to market it as a therapeutic drug or medical food. We cannot assure you that our product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that BioBalance will satisfy medical food or prescription drug requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful.

     BioBalance has conducted pre-clinical and small scale human trials and has recently commenced a clinical trial for its initial product and has established GRAS (Generally Recognized As Safe) status for PROBACTRIX(TM). The results of these pre-clinical and small scale trials on products under development are not necessarily predictive of results that will be obtained from large scale clinical testing. We cannot assure you that clinical trials of the products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with drugs of any product developed by BioBalance may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a medical food or prescription drug product under development could delay or prevent regulatory approval, where required, and delay or prevent commercial sale of the product, any of which could have a material adverse effect on BioBalance.

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

     BIOBALANCE'S PRODUCT MAY BE DENIED MEDICAL FOOD STATUS. BioBalance's primary regulatory strategy is the establishment of its initial product as a medical food for the dietary management of Irritable Bowel Syndrome. The advantage of this strategy s that it is a relatively rapid and relatively inexpensive way to reach the market. A "medical food" is defined as a food which is formulated to be consumed or administered under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which instinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Perhaps most importantly, FDA's policies on medical food products have long been in a state of flux and are not the subject of final regulations. In the future, it is possible that FDA policies in this area could be adopted that would prevent or severely limit BioBalance's ability to market the PROBACTRIX(TM) product as a medical food. We cannot assure that BioBalance will satisfy the regulatory requirements applicable to medical foods. Such a failure would result in BioBalance having to market the product as a dietary supplement under the Dietary Supplement Health & Education Act (DSHEA) or as a drug which would have to enter the new drug regulatory pathway at either Phase I, or Phase II, which could result in the need to raise large sums of money. In addition, such a determination may result in a significant delay in introduction of the product to the market.

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

     INTENSE COMPETITION MAY RESULT IN AN INABILITY TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY. The pharmaceutical industry is highly competitive. Numerous companies, many of which are significantly larger than BioBalance, which have greater financial, personnel, distribution and other resources than BioBalance and may be better able to withstand volatile market conditions, will compete with BioBalance in the development, manufacture and marketing of products for the treatment of IBS. We cannot give assurance that national or international companies will not seek to enter, or increase their presence in the industry. In addition, large internationally known companies (such as Novartis and GlaxoSmithKline) are in competition with BioBalance in this industry, since they have already spent millions of dollars to develop treatments for IBS. Increased competition could have a material adverse effect on BioBalance, as our competitors may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of BioBalance.

     BIOBALANCE IS DEPENDENT ON NEW PRODUCTS AND CONTINUED INNOVATION. The pharmaceutical industry in general, including the market for GI treatments, is characterized by rapid innovation and advances. These advances result in frequent product introductions and short product life cycles, requiring a high level of expenditures for research and development and the timely introduction of new products. BioBalance believes its ability to grow and succeed is partially dependent upon its ability to introduce new and innovative products into such markets. BioBalance currently has plans to introduce additional products in to its anticipated markets, such as treatments for diarrhea and Crohn's disease. We cannot assure that BioBalance will be successful in its plans to introduce additional products to the market.

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

     RISKS RELATING TO THE HOME HEALTH CARE BUSINESS

Our personnel costs could significantly increase in the future. On July 22, 2004 the federal Second Circuit Court of Appeals issued an ruling concerning the Fair Labor Standards Act on the validity of the "companionship services" exemption from minimum wage and overtime payment requirements.

Home care providers have long relied on this exemption to provide compensation to home care aides and personal care workers with the expectation that there is no obligation for overtime pay. At this point, the US Courts of Appeals has remanded the decision back to the District Court for action. Until the District Court acts and there is an order to change the current wage and overtime payment exemptions, home care agencies are not subject to changing current wage/hour practices.

Implications for the home care industry, including us, of an adverse court ruling on the wage and overtime payment exemption issues will be changes in the expense of paying overtime, challenges to ensuring patient continuity of care if agencies can no longer afford to authorize overtime during an outgoing workforce shortage, and the inability of workers to secure the number of hours of work they desire.

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

     RISKS RELATING TO OUR COMMON STOCK

     OUR DELISTING FROM NASDAQ HAS RESULTED IN REDUCED LIQUIDITY AND LOWER STOCK PRICE. The results of the trading of our common is now reported in the Over-the Counter Pink Sheets, as the result of the delisting of our common stock from the
Nasdaq SmallCap Market.   As a result, the liquidity of the common stock has
been impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media's coverage and lower prices for our common stock than might otherwise be attained. In addition, our common stock is subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction the penny stock rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.

Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account.

     POSSIBLE VOLATILITY OF COMMON STOCK MAY RESULT IN LOSSES TO SHAREHOLDERS. The trading price of our common stock has been subject to significant fluctuations. Since the merger in January 2003, it has ranged from a high of $4.50 to a low of $0.75 in August 2004. The price of our common stock is likely to continue to be affected by various factors, including, but not limited to, our financial results, and the results of our development efforts of PROBACTRIX(TM) and other products, variations in quarterly results of operations, announcements of new contracts or services or acquisitions by the Company or its competitors, governmental regulatory action, general trends in the industry and other factors, such as extreme price and volume fluctuations which have been experienced by the securities markets from time to time in recent years.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at June 30, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the

Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which remained in effect during the quarter ended June 30, 2004, there were no other changes during such quarter.

PART II.

ITEM 5. OTHER INFORMATION

On July 15, 2004, the Company executed a definitive agreement for the sale of the assets of its home healthcare business to a company controlled by its chief executive officer and chief operating officer for consideration of $2.7 million in cash and the forgiveness of certain future obligations that may be due to them pursuant to Employment Agreements each of them has with the Company. The sale is subject to the satisfaction of a number of conditions including obtaining shareholder and regulatory approvals, and the raising of $4 million from a private offering of its securities.

The Company will consider its home health care division as discontinued operations upon the closing of its raising the $4 million in a private offering of its securities and shareholder approval of the proposed sale of its home healthcare business.

On August 3, 2004, the Company entered into an agreement with Messrs. Jerry Braun and Jacob Rosenberg, the Company's Chief Executive Officer and Chief Operating Officer, respectively, whereby, the resignations of Messrs. Braun and Rosenberg as officers and directors of the Company will be effective upon the Company's receipt of $4 million in gross cash proceeds from a proposed private placement of the Company's securities.

As consideration for the resignations of Messrs. Braun and Rosenberg, among other things, at the time of their resignations, they will be retained as consultants to the Company and, as compensation therefore, each will be granted 10-year options to purchase up to 500,000 shares of the Company's common stock at the fair market value of the common stock on the date of grant and existing incentive stock options to purchase up to 606,667 shares granted to each of them under the Company's stock option plan will be converted to non-qualified options. The accounting treatment for these options and warrants will be included in the calculation of the gain or loss of the sale of the home health care business.

We cannot assure you that the Company will make the proposed private offering or, if the offering is made, that it will be successful, or that the conditions to the sale of the home healthcare business will be satisfied.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
No.                Description
-------            -----------

10.1     Employment agreement of Dennis O'Donnell

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

(b)  Report on Form 8-K

     The Company filed a report on Form 8-K dated April 5,2004 which furnished, under Items 5, a press release announcing that a NASDAQ Listing Qualifications Panel has determined that the Company's common stock will be delisted from the NASDAQ Stock Market effective with the open of business on April 6, 2004 and that commencing on April 6, 2004, the results of trading of the Company's common stock will be reported in the OTC Pink Sheets.

The Company filed a report on Form 8-K dated May 14, 2004 which furnished a press release announcing, among other things, the execution of a letter of intent to divest itself of the home healthcare business.

On May 18, 2004 the Company furnished a report on Form 8-K to furnish a press release to report on its financial results for the first quarter ended March 31, 2004.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW YORK HEALTH CARE, INC.

August 16, 2004                    By: /s/  Jerry Braun

                                            -------------------------
                                            Jerry Braun
                                            President and
                                            Chief Executive Officer



August 16, 2004                    By: /s/  Jacob Rosenberg
                                            ------------------------
                                            Jacob Rosenberg
                                            Chief Financial Officer
                                            (Principal Financial and Principal
                                            Accounting Officer)

                            EXHIBIT INDEX


EXHIBIT
  NO.                                             DESCRIPTION
-------                                           -----------

10.1     Employment agreement for Dennis O'Donnell

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