Form 10-Q
period 2004-09-30
NEW YORK HEALTH CARE INC
filed 2004-11-22
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,939,776 (as of November 5, 2004).

                         Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

(a) Our unaudited financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations for our third quarter.

                             NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                             September 30, 2004    December 31, 2003
                                                            --------------------  -------------------
                                                               ( Unaudited )          ( Note 1 )
Current assets:
  Cash and cash equivalents                                 $         3,260,924   $        7,337,896
  Due from lending institution                                          259,963              208,721
  Accounts receivable, net of allowance for uncollectible
     amounts of $612,000 and $397,000, respectively                   7,929,813            6,577,283
  Unbilled services                                                      64,347              100,114
  Prepaid expenses and other current assets                             547,106              319,195
                                                            --------------------  -------------------

           Total current assets                                      12,062,153           14,543,209

Property and equipment, net                                              94,559              145,898
Goodwill, net                                                           900,587              900,587
Other intangible assets, net                                          5,421,353            5,971,622
Other assets                                                             77,465               67,652
                                                            --------------------  -------------------
           Total assets                                     $        18,556,117   $       21,628,968
                                                            ====================  ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                          $         1,551,457   $        1,786,044
   Accounts payable and accrued expenses                              6,869,421            5,849,732
   Due to HRA                                                         4,870,635            3,756,507
   Due to related parties                                                     -            1,190,526
   Income taxes payable                                                       -               24,394
                                                            --------------------  -------------------
             Total current liabilities                               13,291,513           12,607,203
                                                            --------------------  -------------------

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; Class A Preferred, 590,375 authorized,
      issued and outstanding                                              5,904                5,904
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 24,943,821 shares issued and
      24,939,776 outstanding                                            249,438              249,438
    Additional paid-in capital                                       32,325,690           32,679,292
    Accumulated deficit                                             (27,306,955)         (23,903,396)
    Less: Treasury stock (4,045 common shares at cost)                   (9,473)              (9,473)
                                                            --------------------  -------------------
             Total shareholders' equity                               5,264,604            9,021,765
                                                            --------------------  -------------------
             Total liabilities and shareholders' equity     $        18,556,117   $       21,628,968
                                                            ====================  ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                            (UNAUDITED)

                                           For The Three Months Ended   For The Nine Months Ended
                                                  September 30,               September 30,
                                           --------------------------  ---------------------------
                                               2004          2003          2004          2003
                                           ------------  ------------  ------------  -------------

Net patient service revenue                $12,397,208   $11,044,365   $36,074,673   $ 33,859,114
                                           ------------  ------------  ------------  -------------

Expenses:
    Professional care of patients            9,961,241     8,821,090    28,957,069     27,059,757
                                           ------------  ------------  ------------  -------------
    General and administrative               3,005,330     2,482,798     9,026,981      7,357,024
         (excluding noncash compensation)
    Noncash compensation                            73       141,806         4,127      1,149,760
                                           ------------  ------------  ------------  -------------
        Total general and
         Administrative expenses             3,005,403     2,624,604     9,031,108      8,506,784
                                           ------------  ------------  ------------  -------------
    Product development                        312,870       211,287     1,012,233        476,376
         (excluding noncash compensation)
    Noncash compensation                       (12,859)      319,039      (357,729)       347,261
                                           ------------  ------------  ------------  -------------
        Total product development              300,011       530,326       654,504        823,637
                                           ------------  ------------  ------------  -------------

    Goodwill impairment                              -             -             -     17,869,339
    Bad debts expense                                -        15,000       240,400         35,250
                                           ------------  ------------  ------------  -------------
    Depreciation and amortization              220,320       165,913       662,324        394,668
                                           ------------  ------------  ------------  -------------

       Total operating expense              13,486,975    12,156,933    39,545,405     54,689,435
                                           ------------  ------------  ------------  -------------

Loss from operations                        (1,089,767)   (1,112,568)   (3,470,732)   (20,830,321)
                                           ------------  ------------  ------------  -------------

Non-operating income (expenses):
   Interest income                              27,126        13,376        54,097         37,649
   Interest expense                             (7,479)            -       (18,315)          (470)
                                           ------------  ------------  ------------  -------------

Loss before provision for taxes             (1,070,120)   (1,099,192)   (3,434,950)   (20,793,142)
                                           ------------  ------------  ------------  -------------

(Benefit) from income taxes
  Current                                      (56,216)            -       (31,391)             -

Net loss                                   $(1,013,904)  $(1,099,192)  $(3,403,559)  $(20,793,142)
                                           ============  ============  ============  =============

Basic and diluted loss per share           $     (0.04)  $     (0.05)  $     (0.14)  $      (0.86)

Weighted and diluted average shares
outstanding                                 24,939,776    24,375,497    24,939,776     24,062,556

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                         ( UNAUDITED )


                                             Common Stock             Preferred Stock       Additional   Treasury Stock
                                       --------------------------  ----------------------    Paid-In    ----------------
                                         Shares        Amount         Shares      Amount     Capital    Shares   Amount
                                       ---------------------------------------------------------------------------------
Balance at January 1, 2004             24,943,821   $    249,438         590,375  $ 5,904  $32,679,292   4,045  $(9,473)

Warrants earned for service                                                                     15,743

Reduction of compensation expense due
 to a revaluation of options/warrants                                                         (369,345)

Net loss

                                       ---------------------------------------------------------------------------------
Balance at September 30, 2004          24,943,821   $    249,438         590,375  $ 5,904  $32,325,690   4,045  $(9,473)
                                       =================================================================================

                                                         Total
                                        Accumulated   Stockholders'
                                          Deficit       Equity
                                       --------------------------
Balance at January 1, 2004             $(23,903,396)  $9,021,765

Warrants earned for service                               15,743

Reduction of compensation expense due
 to a revaluation of options/warrants                   (369,345)

Net loss                                 (3,403,559)  (3,403,559)
                                       --------------------------

Balance at September 30, 2004          $(27,306,955)  $5,264,604
                                       ==========================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                    2004          2003
                                                                ------------  -------------
Cash flows from operating activities:
Net loss                                                        $(3,403,559)  $(20,793,142)
Adjustments to reconcile net loss to net cash
   Used in operating activities:
      Goodwill impairment                                                 -     17,869,339
      Noncash compensation                                         (353,602)     1,497,021
      Depreciation and amortization                                 662,324        394,668
      Bad debts expense                                             240,400         35,250
   Changes in operating assets and liabilities
      Net of effects of purchase of subsidiary:
         Increase in accounts receivable
            and unbilled services                                (1,557,163)      (992,684)
         Increase in prepaid expenses and other current assets     (227,911)      (324,014)
        (Increase) decrease in due from lending institution         (51,242)        56,525
         (Increase) decrease in other assets                         (9,813)         2,960
         (Decrease) increase in accrued payroll                    (234,587)       371,398
         Increase (decrease) in accounts payable and
           accrued expenses                                       1,019,689     (1,229,719)
         Increase in due to HRA                                   1,114,128      1,232,091
        (Decrease) increase in due to related parties            (1,190,526)     1,540,526
         Decrease in income taxes payable                           (24,394)             -
                                                                ------------  -------------
            Net cash used in
               operating activities                              (4,016,256)      (339,781)
                                                                ------------  -------------

Cash flows from investing activities:
   Net cash acquired from purchase of subsidiary                          -      3,548,658
   Acquisition of property and equipment                             (8,500)       (33,774)
   Acquisition of intangible assets                                 (52,216)      (384,896)
   Decrease in restricted cash                                            -        100,000
                                                                ------------  -------------
            Net cash (used in) provided by
            investing activities                                    (60,716)     3,229,988
                                                                ------------  -------------

Cash flows from financing activities:
   Exercise of options                                                    -         17,201
   Payments on lease obligation payable                                   -        (15,503)
   Proceeds of issuance of common stock                                   -      1,028,808
   Collection of subscription receivable                                  -        290,000
                                                                ------------  -------------
            Net cash provided by financing activities                     -      1,320,506
                                                                ------------  -------------

Net (decrease) increase in cash and cash equivalents             (4,076,972)     4,210,713

Cash and cash equivalents at beginning of period                  7,337,896      2,625,378
                                                                ------------  -------------

Cash and cash equivalents at end of period                      $ 3,260,924   $  6,836,091
                                                                ============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. ("New York Health Care") was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The BioBalance Corporation, ("BioBalance") a Delaware Corporation, was formed in May 2001. BioBalance is a specialty pharmaceutical company focused on the development of proprietary biotherapeutic agents for various gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing accelerated prescription drug development of its lead product, PROBACTRIX TM by filing an investigational new drug ("IND") application for the prevention and/or treatment of pouchitis. There can be no assurance that BioBalance will be successful in marketing any such products. The consolidated entity, collectively referred to as the "Company", includes BioBalance and New York Health Care, Inc. and its wholly owned subsidiary NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"). All significant intercompany balances and transactions have been eliminated.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

manipulate the Company's common stock and, concluded that the Company responded properly to the indictment based on the information at the time available to the Company.

At December 31, 2003, the Company treated the warrants referenced in the indictment as being in effect in accordance with their terms.

On or about September 23, 2004 New York Healthcare, Inc. commenced an offering for sale (the "Offering") of a minimum aggregate offering of $4,000,000 and a maximum aggregate offering of $6,000,000, of shares of its unregistered common stock, $0.01 par value ("Common Stock") and associated warrants to persons who qualify as "accredited investors" as defined in the rules under the Securities Act of 1933, as amended, ( the "Securities Act") pursuant to the terms of a Confidential Private Placement Memorandum. The purchase price per share of Common Stock sold in the Offering will be equal to 95% of the volume weighted average price of the Common Stock for the 10 trading days prior to the initial closing of the Offering, but not less than $0.60 nor more than $1.00 per share.

For every two shares of Common Stock purchased in the Offering, investors will receive a five-year redeemable warrant to purchase shares of Common Stock (the "Warrants"). Each Warrant is exercisable for one share of Common Stock at an exercise price equal to 125% of the price per share of Common Stock sold in the Offering.

The proceeds of the Offering will be used to fund product development and the working capital needs of the operations of BioBalance, including the development of its lead product candidate PROBATRIX(TM) for the treatment of pouchitis. Up to $1,250,000 of the proceeds will be used to repay the outstanding amounts under intercompany loans made by New York Health Care to BioBalance. The terms of this loan are; interest at 1 % above prime and the principal and accrued interest are due upon closing of this offering of at least an amount sufficient to pay the amount of the outstanding loan, or upon demand by lender.

The Offering will expire on December 31, 2004, unless the Offering is extended for a period of up to 30 days.

The Common Stock, the Warrants, and the Common Stock underlying the Warrants offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On May 13, 2004, the Company executed a non-binding letter of intent with executive officers of the Company for the acquisition of its home healthcare business, subject to satisfaction of a number of conditions, including execution of a definitive acquisition agreement, obtaining various corporate and regulatory approvals, including stockholder approval, obtaining an acceptable fairness opinion and receipt by the Company of at least $4 million to finance its remaining operations. On July 15, 2004, the Company executed a definitive agreement for the sale of the assets of its home healthcare business to a company controlled by its chief executive officer and chief operating officer for consideration of $2.7 million in cash, the assumption of all of the liabilities and obligations with respect to the home healthcare business and the forgiveness of certain future obligations that may be due to them pursuant to Employment Agreements each of them has with the Company. The sale is subject to the satisfaction of a number of conditions including obtaining shareholder and regulatory approvals, and the Company's raising of $4 million from a private offering of its securities.

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

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

As consideration for the resignations of Messrs. Braun and Rosenberg, among other things, at the time of their resignations, they will be retained as consultants to the Company and, as compensation therefore, each will be granted 10-year options to purchase up to 500,000 shares of the Company's common stock at the fair market value of the common stock on the date of grant and existing incentive stock options to purchase up to 573,334 shares granted to each of them under the Company's stock option plan will be converted to non-qualified options.

We cannot assure you that the Company's private offering will be successful, or that the conditions to the sale of the home healthcare business will be satisfied.

Risk Factors:

On July 22, 2004 the federal Second Circuit Court of Appeals recently issued a ruling concerning the Fair Labor Standards Act on the validity of the "companionship services" exemption from minimum wage and overtime payment requirements.

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

Recent Issued Accounting Pronouncements:

In January 2003, the FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 ("FIN 46-R"). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the periods ending after March

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

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

Diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses for the three and nine months ended September 30, 2004 and 2003, options, warrants and preferred stock outstanding of 3,344,234 for the three and nine months ended September 30, 2004 and 3,706,868 for the three and nine months ended September 30, 2003, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                          September 30, 2004
                       -----------------------------------------------------------
                                                                       Estimated
                       Gross Carrying    Accumulated   Net Carrying   Useful Life
                           Amount       Amortization      Amount         Years
                       ---------------  -------------  -------------  ------------

Intellectual property  $     3,576,500  $     807,427  $   2,769,073            10
Patents/trademarks           1,965,967        228,937      1,737,030            10
Non-compete agreement          770,000        173,250        596,750             5
Patient list                   100,000         35,000         65,000             5
Customer base                  390,000        136,500        253,500             5
                       ---------------  -------------  -------------
                       $     6,802,467  $   1,381,114  $  5,421,353
                       ===============  =============  =============


                                          December 31, 2003
                       -----------------------------------------------------------
                                                         Estimated
                       Gross Carrying    Accumulated   Net Carrying   Useful Life
                           Amount       Amortization      Amount         Years
                       ---------------  -------------  -------------  ------------

Intellectual property  $     3,576,500  $     539,189  $   3,037,311            10
Patents/trademarks           1,913,751         83,690      1,830,061            10
Non-compete agreement          770,000         57,750        712,250             5
Patient list                   100,000         20,000         80,000             5
Customer base                  390,000         78,000        312,000             5
                       ---------------  -------------  -------------
                       $     6,750,251  $     778,629  $  5,971,622
                       ===============  =============  =============

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Approximately $5.1 million of intangible assets relate to BioBalance. Biobalance is a research and development company and has had significant losses since inception. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance will be able to generate or sustain profitability in the future. Accordingly, there is substantial doubt about BioBalance's ability to continue as a going concern and the realization of its intangible assets.

See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk and Uncertainties-Risk Relating to BioBlance", for additional uncertainties relating to the realization of such intangible assets.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

                           September 30, 2004   December 31, 2003
                           -------------------  ------------------

Accounts payable           $           548,908  $          500,186
Accrued expenses                     2,051,088             967,851
Accrued employee benefits            4,269,425           4,381,695
                           -------------------  ------------------

                           $         6,869,421  $        5,849,732
                           ===================  ==================


NOTE 5 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services that expires November 29, 2004. The availability of the line of credit is based on a formula of eligible accounts receivable. At September 30, 2004, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the agreement bear interest at prime plus 1 1/2% at September 30, 2004 (6.25%). The Company is in the process of renewing the line of credit under the same terms and conditions as the current line.

At September 30, 2004, there was an amount due from G.E. Capital Health Care Financial Services of $259,963. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital Health Care Financial
Services  and  then  transferred  to  the  bank.

On March 29, 2004, the loan agreement was amended to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this agreement. The agreement has also been amended to allow New York Health Care to invest money in BioBalance. At September 30, 2004, New York Health Care loaned BioBalance $850,000.


NOTE 6 - STOCK OPTIONS/WARRANTS:

In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                                                        For The Three                For The Nine
                                                        Months Ended                 Months Ended
                                                        September 30,                September30,
                                                  --------------------------  ---------------------------
                                                      2004          2003          2004          2003
                                                  ------------  ------------  ------------  -------------

   Net loss, as reported                          $(1,013,904)  $(1,099,192)  $(3,403,559)  $(20,793,142)
   Less stock-based compensation expense
      determined under fair value method for
      all stock options, net of related income
      tax benefit                                     (50,689)     (137,600)     (693,034)    (1,538,475)
                                                  ------------  ------------  ------------  -------------

   Pro forma net loss                             $(1,064,593)  $(1,236,792)  $(4,096,593)  $(22,331,617)
                                                  ============  ============  ============  =============

   Basic and diluted loss per share, as reported  $     (0.04)  $     (0.05)  $     (0.14)  $      (0.86)
   Basic and diluted loss per share, pro forma    $     (0.04)  $     (0.05)  $     (0.16)  $      (0.93)


The options' assumptions used to estimate these values are as follows:


                                           For The Three Months Ended    For The Nine Months Ended
                                                  September 30,                September 30,
                                           --------------------------  ----------------------------
                                               2004          2003          2004           2003
                                           ------------  ------------  -------------  -------------

      Risk free interest rate                     2.81%         1.65%  1.59 to 2.81%  1.52 to 3.82%
      Expected volatility of common stock          103%           84%     88 to 103%     84 to 107%
      Dividend yield                                 0%            0%             0%             0%
      Expected option term                       3 yrs.         2yrs.          3yrs.       2- 5yrs.


The following table summarizes options issued during the nine months ended September 30, 2004:

     Grant Date          Number of Options  Exercise Price   Expiration Term
-----------------------  -----------------  ---------------  ---------------
     January 29, 2004              450,000  $          2.13           10 yrs
     September 14, 2004            100,000  $          0.50           10 yrs

These options were issued to employees in accordance with the Company's Performance Incentive Plan.

Since the options were given to employees at not less than fair value on the date of grant, no compensation expense was recorded.

Nasdaq implemented a rule on July 1, 2003 that requires a company to obtain shareholder approval prior to the issuance of warrants to consultants or non-employee members of the Board of Directors. The Company committed to issue warrants to certain consultants subsequent to July 1, 2003. Therefore, these commitments of warrants are re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded. For the nine and three months ended September 30, 2004, the re-valued warrants generated a reduction in compensation of $369,345 and $12,859 respectively.

At September 30, 2004, the Company has 4,934,592 shares of Common Stock reserved for issuance of options and warrants.

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

In November 2003, a former director of the Company who was an officer of BioBalance resigned and a consulting agreement with a consultant to BioBalance was suspended, and subsequently terminated, as a result of matters related to certain claims made against the former director and the consultant by the U.S. Attorney's office relating to an alleged attempt by these two individuals to manipulate the Company's common stock. The Company is obligated, under certain circumstances, to indemnify the former director against liability and to pay for his costs of defending himself from certain legal actions that arose from his activities as a director or officer of the Company. To date, the Company's insurance carrier has advanced funds on behalf of the Company to the former director to cover the expenses of his defense to the government action. Unless it is legally determined that the former director is not entitled to indemnification, the Company would be required to reimburse the insurance carrier for $250,000 of the amount it advanced on behalf of the former director. The Company has accrued the $250,000 on its financial statements as of September 30, 2004. In addition, the terminated consulting agreement that BioBalance had entered into in 2001 with the consultant and a company affiliated with the consultant provided for the payment to the consultant of annual consulting fees of $250,000 per year through at least January 2008 and the issuance of 200,000 warrants to the consulting company, subject to earlier termination of the consulting agreement under certain circumstances, including for cause, as defined in the agreement, or without cause. Although BioBalance has notified the consultant in writing on September 23, 2004, of the termination of the consulting agreement for cause, should the consultant bring an action to challenge the termination and a court determines that the agreement was actually terminated without cause, then BioBalance could be obligated under the agreement to pay to the consulting company a severance payment equal to three times the sum of its annual base consulting fee ($750,000) and any cash bonus paid to it in the three-year period preceding the date of termination and to provide the consultant with certain health and other benefits for a period of five-years. The Company has accrued approximately $353,000 in its consolidated financial statements as of September 30, 2004 relating to this consulting agreement which includes $125,000 in the third quarter of 2004 to cover additional payments provided for in the consulting agreement which the Company may be required to pay. Moreover, the Company believes that it will be able to defend its position in a possible claim by the consultant that it is owed money under the consulting agreement, although there can be no assurance as to the amount of monies, if any, that BioBalance may have to pay under the consulting agreement or that the consultant will not bring an action against BioBalance or the Company for an alleged breach of the consulting agreement.

In April 2004, the Company entered into new lease agreements for two of its existing offices expiring in 2004 and 2008. The approximate minimum annual rentals are as follows for these two new leases:


Years Ending
December 31,
------------
2004                        $  3,000
2005                          83,000
2006                         113,000
2007                         118,000
2008                         123,000
                            --------

Total                       $440,000
                            ========

In June 2004, the Company entered into an employment agreement with the president of BioBalance that expires on May 5, 2006 at an annual compensation of $200,000. If BioBalance raises in a private placement $5,000,000, his annual compensation will increase to $225,000.

During October 2004, it was determined that certain of the shares of Common Stock that the Company issued to holders of BioBalance stock in connection with the Company's January 2003 acquisition of BioBalance may not have been exempt from the registration or qualification requirements of the state securities laws of certain of the states where the holders of BioBalance stock then resided although they were registered under the Securities Act of 1933, as amended. Although the Company is unable to quantify the actual number of shares involved that are still owned by the original recipients of the Company's Common Stock received in the BioBalance acquisition, the per share purchase price paid by the BioBalance holders for the BioBalance shares they exchanged in the acquisition ranged from $.03 to $3.00 per share and the Company currently believes that the purchase price paid by such persons who might have certain statutory rescission rights does not exceed approximately $345,000, exclusive of any penalties or interest, although no assurance can be given that any such claims will not exceed this amount. The Company cannot determine the effect, if any, on its operations or financial condition that may occur from the failure to register or qualify these shares under applicable state securities laws. If it is determined that the Company offered Common Stock in connection with the BioBalance acquisition without properly registering or qualifying the shares under state laws, or securing exemption from registration, regulators could impose on the Company monetary fines or other sanctions as provided under these laws. The Company is unable to estimate the amount of monetary fines, if any, or the nature or scope of any sanctions at this time and is continuing its investigation of this matter.

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At September 30, 2004 and December 31, 2003, the Company has computed a deferred tax asset in the amount of approximately $4,307,000 and $1,693,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not more likely than not that such assets will be recognized in the foreseeable future. The valuation allowance increased by $421,000 and $2,614,000 during the three and nine months ended September 30, 2004 and by $158,000 and $793,000 during the three and nine months ended September 30, 2003, respectively.


NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:


                                                        For The Nine Months Ended
                                                              September 30,
                                                         ------------------------
                                                             2004        2003
                                                         -----------  -----------

Supplemental cash flow disclosures:

Cash paid during the period for:

        Interest                                         $    18,315  $       470
                                                         ===========  ===========

        Income taxes                                     $    40,410  $    58,465
                                                         ===========  ===========


Supplemental schedule of non cash investing and financing activities:

     The Company purchased intangibles which were
     partially acquired through the issuance of
     1,000,000 shares of common stock.                   $         -  $ 3,600,000
                                                         ===========  ===========


NOTE 10 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a biotherapeutic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of September 30, 2004.

                  NOW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                          New York         Bio-          Total
                                         Health Care     Balance      Consolidated
                                        -------------  ------------  --------------

Nine Months Ended September 30, 2004
Revenue:
   Net patient service revenue          $ 36,074,673   $         -   $  36,074,673
   Sales                                           -             -               -
                                        -------------  ------------  --------------
      Total revenue                     $ 36,074,673   $         -   $  36,074,673
                                        =============  ============  ==============

Net income (loss)                       $    134,217   $(3,537,776)  $  (3,403,559)

Total assets                            $ 13,239,474   $ 5,316,643   $  18,556,117

Nine Months Ended September 30, 2003
Revenue:
   Net patient service revenue          $ 33,859,114   $         -   $  33,859,114
   Sales                                           -             -               -
                                        -------------  ------------  --------------
      Total revenue                     $ 33,859,114   $         -   $  33,859,114
                                        =============  ============  ==============

Net loss                                $(17,525,678)  $(3,267,464)  $ (20,793,142)
                                        =============  ============  ==============



Three Months Ended September 30, 2004
Revenue:
   Net patient service revenue          $ 12,397,208   $         -   $  12,397,208
   Sales                                           -             -               -
                                        -------------  ------------  --------------
      Total revenue                     $ 12,397,208   $         -   $  12,397,208
                                        =============  ============  ==============

Net income (loss)                       $    191,098   $(1,205,002)  $  (1,013,904)
                                        =============  ============  ==============


Three Months Ended September 30, 2003
Revenue:
   Net patient service revenue          $ 11,044,365   $         -   $  11,044,365
   Sales                                           -             -               -
                                        -------------  ------------  --------------
      Total revenue                     $ 11,044,365   $         -   $  11,044,365
                                        =============  ============  ==============

Net income (loss)                       $     51,329   $(1,150,521)  $  (1,099,192)
                                        =============  ============  ==============


NOTE 11 - DUE TO RELATED PARTIES

At December 31, 2003 the Company owed two officers $1,190,526, which was paid off during the nine months ended September 30, 2004.

     Item 2:     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

                           Forward Looking Statements

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by New York Health Care, Inc. and its subsidiaries ("we", "our", or the "Company"), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as "may," "will," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the following section entitled "Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These and many other factors could affect the Company's future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update the information in this Quarterly Report.

Overview

The Company, as the result of a reverse merger effected in January 2003, operates in two business segments; the home health care business, which has been in operation for more than 20 years, and the specialty pharmaceutical business of The BioBalance Corporation ("BioBalance"), a wholly-owned subsidiary of the Company, which commenced in 2001 and is still in its development stage. For accounting purposes, BioBalance is considered to be the "accounting acquirer" in the transaction.

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

Stock Based Compensation

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and the fair value method of accounting for warrants granted to consultants for services. See Note1 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Item 1 of this Report.

Long-Lived Assets

     We evaluate long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets. When an impairment exists, the related assets are written down to fair value.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003.


Results  of  Operations

     Revenues for the nine months ended September 30, 2004 increased to approximately $36,075,000 from approximately $33,859,000 for the nine months ended September 30, 2003. Revenues for the three months ended September 30, 2004 increased to approximately $12,397,000 from approximately $11,044,000 for the three months ended September 30, 2003. The increase in revenues is due to an increase in sale volume to some of our existing clients.

     Cost of professional care of patients for the nine months ended September 30, 2004 increased to approximately $28,957,000 from approximately $27,060,000 for the nine months ended September 30, 2003. Cost of professional care of patients for the three months ended September 30, 2004 increased to approximately $9,961,000 from approximately $8,821,000 for the three months ended September 30, 2003. The increase in cost is due to the increase in sales.

     Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2004 increased 6% to approximately $9,031,000 from approximately $8,507,000 for the nine months ended September 30, 2003. Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2004 increased 14% to approximately $3,005,000 from approximately $2,625,000 for the three months ended September 30, 2003. The increase in expenses for these periods is the result of administrative personnel increases and other costs associated with the increased revenue. In addition, the Company incurred significant legal, accounting and insurance cost in 2004 relating to the indictment of one of its directors.

     For the nine months ended September 30, 2004, the Company had a net loss of approximately $3,404,000 as compared to a net loss of approximately $20,793,000 for the nine months ended September 30, 2003. The loss for the nine months ended September 30, 2004 of approximately $3,404,000 includes income of approximately $134,000 from the operations of the home care segment and a loss of approximately $3,538,000 from the BioBalance segment, which to date has not generated any revenue. The net loss of approximately $20,793,000 for the nine months ended September 30, 2003 includes the non-cash impairment charge of $17,869,000 non-cash charge for goodwill impairment, net income of approximately $343,000 exclusive of non-cash charge for goodwill impairment from the operations of the home health care segment, offset by a loss of approximately $3,267,000, which includes a non-cash expense in the amount of approximately $1,497,000 resulting from an increase in the fair value of the options as a result of the merger and the issuance of stock options to consultants from the BioBalance segment.

     For the three months ended September 30, 2004, the Company had a net loss of approximately $1,014,000, as compared to a net loss of approximately $1,099,000 for the three months ended September 30, 2003. The net loss for the three months ended September 30, 2004 of approximately $1,014,000 includes net income of approximately $191,000 from the operations of the home care segment and a net loss of approximately $1,205,000 from the BioBalance segment.

Liquidity  and  Capital  Resources

                            Home Health Care Segment

At September 30, 2004, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at September 30, 2004, are as follows:

                                                   Payment due by period
                                  --------------------------------------------------------
                                               Less than                          More than
Contractual Obligations             Total       1 year    1-3 years   4-5 years   5 years
-----------------------           ----------  ----------  ----------  ----------  --------
    Long-term debt obligations    $       --  $       --  $       --  $       --  $     --
    Capital lease obligations             --          --          --          --        --
    Operating lease obligations*     999,897      83,862     544,640     242,711   128,684
    Purchase obligations                  --          --          --          --        --

                                  --------------------------------------------------------
      Total                       $  999,897  $   83,862  $  544,640  $  242,711  $128,684
                                  ==========  ==========  ==========  ==========  ========

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

Loans under this revolving credit loan facility, which expires in November 2004, may be used only for working capital of the Company's home health care business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home health care business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home health care business and there being no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentages based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors formula results in 97% of qualified accounts receivable being part of the borrowing base. At September 30, 2004, the amount available for borrowing under this facility, based on the borrowing base formula was $4,000,000. The Company is in the process of renewing the line of credit under the same terms and conditions as the current line.

The loan agreement contains various restrictive covenants, which among other things, require that the Company have a minimum tangible net worth greater than $500,000. The Company has amended its loan agreement to allow it to lend money to BioBalance if there is no outstanding loan under this agreement. At September 30, 2004, New York Health Care loaned BioBalance $850,000. The loan agreement has also been amended to allow the Company to invest money in BioBalance. The principal amount of loans borrowed under this facility bear interest at a variable annual rate equal to the prime rate charged from time to time by CitiBank, N.A. plus 1.5% (currently, 6.25% per annum) and the loan agreement creating this facility provides for monthly payments of interest on the outstanding loan balance on the basis of the actual number of days elapsed over a year of 360 days.

     For the nine months ended September 30, 2004, net cash used in operating activities was approximately $4,016,000, as compared to net cash used in operating activities of approximately $340,000 during the nine months ended September 30, 2003, a decrease of $3,676,000. The $4,016,000 used by operations for the nine months ended September 30, 2004 was principally due to a decrease in due to related parties, an increase in accounts receivable, a decrease in accrued payroll and taxes payable, a net loss offset by an increase in accounts payable and due to HRA.

     Net cash used in investing activities for the nine months ended September 30, 2004 totaled approximately $61,000 and consisted of the acquisition of property and equipment and intangible assets. There was no net cash provided by or used in financing activities for the nine months ended September 30, 2004.

     As of September 30, 2004, approximately $7,994,000 (approximately 43%) of the company's total assets consisted of accounts receivable and unbilled services from clients who are reimbursed by third party payers, as compared to approximately $6,333,000 (approximately 30%) as of September 30, 2003. The increase is the results of slower payments by some clients exceeding their normal 120-day payment terms.

     Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the company to collect its account receivable, calculated from the date services are billed. For the nine months ended September 30, 2004, the Company's DSO was 65. For the nine months ended September 30, 2003, the Company's DSO was
62. The increase in DSO's is the result of some of our bigger clients exceeding our 120-day payment terms.

BioBalance Segment

     Since its inception on 2001, BioBalance received aggregate gross proceeds of $6,889,000 in a series of private placements from the sale of its common stock. As of September 30, 2004 BioBalance had $6,000 of cash on hand. BioBalance estimates that its capital requirements for the remainder of 2004 will be approximately $1.4 million and its projected losses for 2005 will be approximately $3.5 million. This budget assumes that BioBalance will receive financing proceeds in the fourth quarter of 2004 to support its continuing operations . See "Risks and Uncertainties-Business Risks-Risks Relating to BioBalance - Failure to secure additional financing would result in impaired growth and inability to operate."


BioBalance has incurred product development costs excluding non-cash compensation of $1,012,000 for the nine months ended September 30, 2004. The majority of these costs were for manufacturing clinical supplies and conducting clinical studies to assess the safety and efficacy of BioBalance's lead product candidate, PROBACTRIX(TM). During this period, BioBalance completed an extended safety study in healthy human volunteers at ten times the normal dose in 35 subjects for a six month period. The data from this study is currently being compiled to be submitted for publication in a peer-reviewed medical journal. BioBalance began an Irritable Bowel Syndrome ("IBS") medical food clinical trial at Ichilov Medical Center in Tel Aviv in November 2003. An additional site (St. Michael's Hospital in Toronto) became operational in the first quarter this year, but enrollment was significantly delayed due to personnel issues. Additional sites in New York and Jerusalem were added in the third quarter to compensate for the slow enrollment. Total enrollment of 210 patients is anticipated for this trial, which will continue into 2005.

BioBalance is pursing accelerated regulatory approval of PROBACTRIX(TM) as a prescription drug for the prevention and/or treatment of pouchitis by filing an Investigational New Drug ("IND") application with the U.S. Food and Drug Administration ("FDA"). Pouchitis is a non-specific inflammation of the "pouch" or ileal reservoir, which usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Symptoms including steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are currently no approved treatments for pouchitis. BioBalance also will seek orphan drug designation for this indication. "Orphan drug" refers to a product that treats a rare disease affecting less than a specified number of persons (200,000 in the U.S.). The orphan drug regulatory strategy provides a significantly shorter approval process and less costly clinical studies. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage. BioBalance anticipates filing the IND in the fourth quarter of 2004.

For the three months ended September 30, 2004, product development costs excluding non-cash compensation were $ 313,000. The majority of these costs were for manufacturing clinical supplies and conducting clinical studies to assess the safety and efficacy of BioBalance's lead product, PROBACTRIX(TM).

RISK AND UNCERTAINTIES

CERTAIN OF THE RISK FACTORS DESCRIBED BELOW PERTAIN TO THE CURRENT OPERATIONS OF THE CONSOLIDATED ENTITIES AND WILL NOT NECESSARILY BE APPLICABLE TO THE REMAINING OPERATIONS OF THE COMPANY IF THE PROPOSED DIVESTITURE OF THE HOME HEALTH CARE SEGMENT IS CONSUMMATED.


BUSINESS

     RISKS ARISING FROM THE PRIOR COMBINATION OF THE HOME HEALTHCARE AND BIOBALANCE BUSINESSES.

The anticipated benefits from the prior business combination of the home healthcare operation and BioBalance may not be achieved in the future, in which case the business, financial condition and operating results of the combined company could be adversely affected. Until such time, if ever, that the home healthcare operations are sold, the Company must overcome significant issues in order to realize any benefits or synergies from the prior combination of the healthcare business and BioBalance including the timely, efficient and successful execution of a number of events, the consummation of which is subject to a high degree of uncertainty. Key events include, among others,

- Obtaining financing needed to fund BioBalance's future product development, regulatory compliance, manufacturing and marketing activities;
- Managing the disparate operations of two companies doing business in very different sectors of the health care market;
- Retaining, recruiting, and assimilating key personnel for each company;
and
- Maintaining good working relationships between the managements of the home healthcare and BioBalance businesses, as well as uniform standards, controls, procedures and policies.

The execution of these tasks will involve considerable risks and may not be successful. These risks include:

- The potential disruption of the combined companies' ongoing business and distraction of their respective managements;
- Unanticipated expenses related to product development, regulatory compliance, manufacturing and marketing;
- The impairment of relationships with employees and customers as a result of any integration of new management personnel; and
- Potential unknown liabilities associated with the BioBalance business.

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

     SHARES OF OUR COMMON STOCK ISSUED IN CONNECTION WITH OUR ACQUISITION OF BIOBALANCE MAY HAVE BEEN ISSUED WITHOUT COMPLYING WITH CERTAIN STATE SECURITIES LAWS.

     During October 2004, it was determined that certain of the shares of common stock that we issued to holders of BioBalance stock in connection with our January 2003 acquisition of BioBalance may not have been exempt from the registration or qualification requirements of the state securities laws of certain of the states where the holders of BioBalance stock then resided although they were registered under the Securities Act of 1933, as amended. Although we are unable to quantify the actual number of shares involved that are still owned by the original recipients of our shares in the acquisition, the per share purchase price paid by the BioBalance holders for the BioBalance shares they exchanged in the acquisition ranged from $.03 to $3.00 per share and we currently believe that the purchase price paid by such persons who might have certain statutory rescission rights does not exceed approximately $345,000, exclusive of any penalties or interest, although no assurance can be given that any such claims will not exceed this amount. We cannot determine the effect, if any, on our operations or financial condition that may occur from the failure to register or qualify these shares under applicable state securities laws. If it is determined that we offered securities without properly registering or qualifying them under state laws, or securing exemption from registration, regulators could impose on us monetary fines or other sanctions as provided under these laws. We are unable to estimate the amount of monetary fines, if any, or the nature or scope of any sanctions at this time.

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

     FAILURE TO SECURE ADDITIONAL FINANCING WOULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE. BioBalance will be required to expend substantial amounts of working capital in order to develop, test, obtain the requisite regulatory approvals for, manufacture and market its proposed product and establish the necessary relationships to implement its business plan. BioBalance had limited cash on hand at September 30, 2004. If BioBalance fails to obtain adequate financing, BioBalance's clinical and regulatory programs would need to be scaled back or cancelled. BioBalance has no firm agreements or arrangements with respect to any such financing and we cannot assure you that any needed funds will be available to BioBalance on acceptable terms or at all. The inability to obtain sufficient funding of BioBalance's operations in the immediate future could cause BioBalance to curtail or cease it operations.

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

     BIOBALANCE'S PRODUCTS ARE IN DEVELOPMENT AND MAY NOT SATISFY REGULATORY REQUIREMENTS OR BECOME COMMERCIALLY VIABLE. The product that BioBalance is currently developing will require additional development, testing, and investment in order to market it as a prescription drug. BioBalance cannot be sure that BioBalance's product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that BioBalance will satisfy Good Laboratory Procedures ("GLP"), medical food or prescription drug requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful. BioBalance has conducted anecdotal and pre-clinical trials and has recently commenced an IBS medical food clinical trial for PROBACTRIX(TM) and has established GRAS (Generally Recognized As Safe) status to date. The results of these pre-clinical and anecdotal trials on products under development are not necessarily predictive of results that will be obtained from large scale clinical testing. We cannot be sure that clinical trials of the products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with drugs of any product developed by BioBalance may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a medical food or therapeutic drug product under development could delay or prevent regulatory approval, where required, and delay or prevent commercial sale of the product, any of which could have a material adverse effect on BioBalance. In addition, the FDA may disagree with the GRAS status of the ingredients in PROBACTRIX(TM), or contest the status of PROBACTRIX(TM) as a medical food. Commercial formulation has yet to be developed for PROBACTRIX(TM). We may encounter difficulties in manufacturing process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals and commercialization of our product, or cause negative financial and competitive consequences. We cannot assure you that PROBACTRIX(TM) or any other product will be successfully developed, be developed on a timely basis or prove to be more effective than competing products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of PROBACTRIX(TM) or any other product, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on us.

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

     THE COMPANY WILL BE DEPENDENT ON THIRD-PARTY MANUFACTURING ARRANGEMENTS AND MUST COMPLY WITH GOOD MANUFACTURING PRACTICES. The manufacture of the BioBalance's proposed pharmaceutical products may be subject to current Good Manufacturing Practices ("GMP") or similar regulations prescribed by the FDA in the United States. There can be no assurance that the Company or any entity manufacturing products on behalf of the Company will be able to comply with GMP or satisfy certain regulatory inspections in connection with the manufacture of the Company's proposed products. Failure or delay by any manufacturer of the Company's products to comply with GMP or similar regulations or satisfy regulatory inspections would have a material adverse effect on the Company.

     POTENTIAL SIDE EFFECTS OF BIOBALANCE'S PRODUCTS COULD IMPAIR BIOBALANCE'S ABILITY TO SUCCESSFULLY MARKET ITS PRODUCT. Although no side effects of BioBalance's product, PROBACTRIX(TM) have been reported, it is possible that any time during clinical trials or patient usage, side effects for this product or any one product that BioBalance may develop may be encountered. If they are common enough or significant enough, this could result in BioBalance's products being withdrawn from the market.

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

     BIOBALANCE IS DEPENDENT ON NEW PRODUCTS AND CONTINUED INNOVATION. The pharmaceutical industry in general, including the market for gastrointestial ("GI") treatments, is characterized by rapid innovation and advances. These advances result in frequent product introductions and short product life cycles, requiring a high level of expenditures for research and development and the timely introduction of new products. BioBalance believes its ability to grow and succeed is partially dependent upon its ability to introduce new and innovative products into such markets. BioBalance currently has plans to introduce additional products in to its anticipated markets, such as treatments for diarrhea and Crohn's disease. We cannot assure that

BioBalance will be successful in its plans to introduce additional products to the market.

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

                 RISKS RELATING TO THE HOME HEALTH CARE BUSINESS

OUR PERSONNEL COSTS COULD SIGNIFICANTLY INCREASE IN THE FUTURE. On July 22, 2004 the federal Second Circuit Court of Appeals issued a ruling concerning the Fair Labor Standards Act on the validity of the "companionship services" exemption from minimum wage and overtime payment requirements. Home care providers have long relied on this exemption to provide compensation to home care aides and personal care workers with the expectation that there is no obligation for overtime pay. At this point, the US Courts of Appeals has remanded the decision back to the District Court for action. Until the District Court acts and there is an order to change the current wage and overtime payment exemptions, home care agencies are not subject to changing current wage/hour practices.

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

     PROFESSIONAL LIABILITY INSURANCE MAY BECOME INADEQUATE, UNAVAILABLE OR TOO COSTLY. The administration of home care and the provision of nursing services entail certain liability risks. We maintain professional liability insurance coverage with limits of $1,000,000 per claim and $3,000,000 annual aggregate, with an umbrella policy providing an additional $5,000,000 of coverage. Although we believe that the insurance we maintain is sufficient for present operations, professional liability insurance is increasingly expensive and sometimes difficult to obtain. A successful claim against us in excess of, or not covered by, our insurance could adversely affect our business and financial condition. Claims against us, regardless of their merit or eventual outcome, could also adversely affect our reputation and home health care business.

     CHANGES IN FEDERAL AND STATE REGULATION COULD INCREASE COSTS AND REDUCE REVENUES. Our home health care business is subject to substantial regulation at the state level and also under the federal Medicare and Medicaid laws. In particular, we are subject to state laws regulating home care, nursing services, health planning and professional ethics, as well as state and federal laws regarding fraud and abuse in government funded health programs. Changes in the law or new interpretations for existing laws can increase the relative costs of doing business and reduce the amount of reimbursement by government and private third-party payers. Although we have not experienced any difficulties to date complying with applicable laws, rules or regulations, our failure to obtain, renew or maintain any required regulatory approvals or licenses could have a material adverse on us and could prevent us from offering our existing services to patients or from further expansion. Pending legislation in both the States of New York and New Jersey could substantially impact the conduct of our home health care business and potentially adversely affect the cost of operations and available reimbursement. Under the pending legislation in New Jersey, home health care aides would be required to register with various State-funded home care councils; the home care councils would have the ability to employ home health care aides and provide referrals to consumers seeking the services of home health care aides; the State could assess and collect fees from home health care agencies to pay the costs of operating the home care councils, and the State could fix minimum wages for home health care aides, as well as place caps on permissible administrative expenses. Under the pending legislation in New York, certain reporting requirements, as well as caps on permissible administrative expenses, would be imposed. If the pending legislation becomes law in its current form, costs of operations of our home health care business in both New York and New Jersey are likely to increase, and we would not be able to conduct our home health care business in New Jersey on a profitable basis.

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

     RISKS RELATING TO OUR COMMON STOCK

     OUR DELISTING FROM NASDAQ HAS RESULTED IN REDUCED LIQUIDITY AND LOWER STOCK PRICE. The trading of our Common Stock is now reported in the Over-the Counter Pink Sheets, as the result of the delisting of our common stock from the Nasdaq
SmallCap Market.   As a result, the liquidity of the Common Stock has been
impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media's coverage and lower prices for our Common Stock than might otherwise be attained. In addition, our Common Stock is subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction the penny stock rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.

Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account.

     POSSIBLE VOLATILITY OF OUR COMMON STOCK MAY RESULT IN LOSSES TO SHAREHOLDERS. The trading price of our Common Stock has been subject to significant fluctuations. Since the merger in January 2003, it has ranged from a high of $4.50 to a low of $0.50 in September 2004. The price of our common stock is likely to continue to be affected by various factors, including, but not limited to, our financial results, and the results of our development efforts of PROBACTRIX(TM) and other products, variations in quarterly results of operations, announcements of new contracts or services or acquisitions by the Company or its competitors, governmental regulatory action, general trends in the industry and other factors, such as extreme price and volume fluctuations which have been experienced by the securities markets from time to time in recent years.

     ISSUANCE OF PREFERRED STOCK COULD REDUCE THE VALUE OF OUR COMMON STOCK AND COULD HAVE ANTI-TAKEOVER EFFECTS. We are authorized by our certificate of incorporation to issue up to 5,000,000 shares of preferred stock value, on terms which may be fixed by our board of directors without further stockholder action. There are 590,375 shares of Series A convertible preferred stock currently issued and outstanding which can be converted, on a 1-for-2/3rds basis, into shares of Common Stock. The terms of any new series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the common stock. The issuance of an additional series of preferred stock, depending upon the rights and preferences of such series, could make the possible takeover of the Company or the removal of our management more difficult, discourage hostile bids for control of the Company in which shareholders may receive premiums for their shares of common stock, or otherwise dilute the rights of holders of common stock and the market price of the common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the"Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which remained in effect during the quarter ended September 30, 2004, there were no other changes during such quarter.


PART II.

ITEM 6.  EXHIBITS

Exhibits

Exhibit
No.             Description
-------         -----------
2.1 Purchase and Sale agreement dated as of July 15, 2004 by and among the Company, NYHC Newco Paxxon Inc. and New York Health Care, LLC
10.1 Option agreement dated September 14, 2004 between the Company and Dennis O'Donnell.
10.2 Form of option agreement under the Company's Performance Incentive (Stock Option) Plan
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                NEW YORK HEALTH CARE, INC.

November 22, 2004                    By: /s/  Jerry Braun
                                     -------------------------
                                     Jerry Braun
                                     President and
                                     Chief Executive Officer



November 22, 2004                    By: /s/  Jacob Rosenberg
                                     ------------------------
                                     Jacob Rosenberg
                                     Chief Financial Officer
                                     (Principal Financial and Principal
                                     Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.             Description
-------         -----------
2.1 Purchase and Sale agreement dated as of July 15, 2004 by and among the Company, NYHC Newco Paxxon Inc. and New York Health Care, LLC
10.1 Option agreement dated September 14, 2004 between the Company and Dennis O'Donnell.
10.2 Form of option agreement under the Company's Performance Incentive (Stock Option) Plan
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002