Form 10-K
period 2004-12-31
NEW YORK HEALTH CARE INC
filed 2005-04-15
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 (Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities issued pursuant to Section 12(b) of the Act:  None

                                              Name of exchange on
     Title of each class                        which registered
     -------------------                      -------------------

                                           Common Stock $.01 par value
Securities registered pursuant
 To section 12(g) of the Act

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

     The aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter was approximately $52,175,000.


     The number of shares outstanding of the registrant's common stock, as of March 28, 2005: 32,839,138.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by New York Health Care, Inc. and its subsidiaries ("we", "our", or the "Company"), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as "may," "will," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the following section entitled Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -"Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's prior SEC filings. These and many other factors could affect the Company's future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update such statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report. All references to fiscal year apply to the Company's fiscal year which ends on December 31, 2004.

RECENT  DEVELOPMENTS:

In January 2004, the staff of Listing Investigations, a division of the Nasdaq Stock Market, Inc., ("Nasdaq"), notified the Company, after requesting and obtaining information and documents from the Company, that it had determined that the Company no longer qualified for listing on the Nasdaq SmallCap Stock Market primarily based on public interest concerns and the Company's failure to timely hold its 2002 annual stockholders' meeting in compliance with the NASD marketplace rules for securities quoted on the Nasdaq SmallCap Market. In response, the Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff's determination. The hearing was held and on April 5, 2004, the Company announced that the Panel had determined that the Company's common stock was delisted from Nasdaq, effective with the opening of business on April 6, 2004. The Panel addressed concerns regarding events related to the November 2003 indictment of the then President of the Company's subsidiary, the BioBalance Corporation ("BioBalance"), who was also a director of the Company and a then consultant to BioBalance, and the Company's failure to timely hold its 2002 Annual Stockholder's meeting. Subsequently, the Company's common stock began trading on the Over-the-Counter Market on the Pink Sheets.

On July 15, 2004, the Company executed a definitive agreement (the "Purchase Agreement") for the sale of the assets of its home healthcare business to New York Health Care, LLC (the "LLC") a company controlled by Messrs. Jerry Braun ("Braun") and Jacob Rosenberg ("Rosenberg"), who at the time were the Company's chief executive officer and chief operating officer, for consideration of

$2.7 million in cash, the assumption of all of the liabilities and obligations with respect to the home healthcare business and the forgiveness of certain future obligations that may be due to these individuals pursuant to employment agreements each of them has with the Company. The sale was subject to the satisfaction of a number of conditions including obtaining shareholder and regulatory approvals. As noted below, certain of the assets that were to be sold pursuant to the Purchase Agreement were sold by the Company to an unaffiliated entity. The Company will consider its home health care division as discontinued operations if the proposed sale of the entire home health care business is consummated. We cannot assure you that the conditions to the sale of the home healthcare business will be satisfied.

On February 24, 2005, the Company consummated a private offering (the "Offering") which resulted in its issuing an aggregate of 7,899,362 shares (the "Shares") of the Company's common stock, par value $0.01 per share (the "Common Stock"), and warrants to purchase 3,949,681 shares of Common Stock (the "Warrants") to persons who qualify as "accredited investors" within the meaning of rule 501 of Regulation D promulgated under the Securities Act of 1933 (the "Act"). The aggregate purchase price for the Shares and Warrants was $4,897,600. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.78 per share during the five-year period commencing on February 24, 2005. The Shares and Warrants were issued to the purchasers without registration under the Act, in reliance upon the exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. In connection with the Offering, the Company paid Placement Agent commissions of $470,260 and an additional $146,616 to cover non-accountable and certain other expenses of the Placement Agent. In addition, the Company issued to the Placement Agent and its designees five-year warrants to purchase an aggregate of 1,777,356 shares of the Company's Common Stock at $0.62 per share.

The net proceeds from the Offering are being used to support BioBalance's operations including research and development, clinical trials and working capital. In addition, a $1.7 million loan from the Company to BioBalance was repaid from the proceeds of the Offering.

In connection with the consummation of the Offering, Braun and Rosenberg , at the request of the Placement Agent resigned irrevocably as directors and executive officers of the Company. In connection with Braun and Rosenberg's agreement with the Placement Agent, in order to secure the obligations of the Company and its subsidiary, NYHC Newco Paxxon, Inc. to (i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to the LLC, pursuant to the terms of the Purchase Agreement or (ii) to comply with any future payment obligations the Company to Braun and Rosenberg under their respective employment agreements with the Company, the Company entered into an agreement (the "Security Agreement"), on February 24, 2005, which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provided for the deposit of up to $3.55 million in a cash collateral account (collectively, the "Collateral"). None of the assets of BioBalance will be used as Collateral.

The Security Agreement provides that Messrs. Braun and Rosenberg will receive all or a portion of the Collateral (and any additional amounts that they are entitled to under their employment agreements and the Security Agreement) if prior to the consummation of the Asset
Sale: (i) the Company breaches the Purchase Agreement and the breach is not cured within any applicable cure period or waived by Braun and Rosenberg, (ii) there are changes in the composition of a majority of the Company's Board of directors (other than the resignations of Messrs. Braun and Rosenberg or a reduction in the number of Board members resulting from death, disability or resignation of a member or the additions of directors that have been expressly approved in writing by Braun and Rosenberg), (iii) an event occurs that would be considered "good reason" for the resignation of Braun and Rosenberg under their employment agreements with the Company or would be considered a "change of control" under those employment agreements, or (iv) the Asset Sale has been terminated or abandoned for any reason prior to December 31, 2005 (other than as a result of a breach of the Purchase Agreement by, or a failure to act by the LLC or Braun or Rosenberg).

At the close of business on February 24, 2005: (i) Mr. Braun resigned as a director and as the Company's Chief Executive Officer and President and (ii) Mr. Rosenberg resigned as a director and as the Company's Vice President, Chief
Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary. Mr. Braun continues to be employed by the Company as the President of its home healthcare division and Mr. Rosenberg continues to be employed by the Company as the Vice President of the Company's home healthcare division. Other than their ceasing to be officers of the Company, and the resulting changes in their duties and responsibilities, their respective employment agreements with the Company remain in effect. In addition, Messrs. Braun and Rosenberg have board observer rights with respect to the Company's board of directors until such time as the Asset Sale is consummated. Pursuant to the terms of their respective employment agreements, as a result of their resignations from the Company's Board of Directors, on February 24, 2005, each of Braun and Rosenberg received ten year stock options ("Options") to purchase 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, pursuant to the Company's Performance Incentive Plan.

As of the close of business on February 24, 2005, Mr. Dennis O'Donnell became the Company's Chief Executive Officer and Secretary. Mr. O'Donnell also retained his position as the Chief Executive Officer and a director of BioBalance and as a director of the Company. His annual salary was increased by $25,000 to $225,000.

On March 23, 2005, the security interest that was granted pursuant to the Security Agreement was terminated and Messrs. Braun and Rosenberg agreed that the Company could enter into an agreement with a third party for the sale of the New Jersey portion of the Company's home health care operations under specified conditions without being in breach of the Purchase Agreement.

On April 11, 2005, the Company entered into an agreement to sell the New Jersey portion of the Company's home health care operations (the "NJ Business") to Accredited Health Services, Inc. ("Accredited Health") a subsidiary of National Home Health Care Corp. ("National") for $3.0 million. In addition to Messrs. Braun and Rosenberg, the LLC also consented to the sale of the NJ Business to Accredited and agreed that such sale would not result in a breach of the Purchase Agreement.

Pursuant to the terms of the definitive agreement funding of the purchase price was received by the Company upon execution of the agreement, with the exception of $150,000 (the "Escrow Funds"), which was placed in escrow to cover actual losses, if any, incurred by Accredited for which the Company is required to indemnify Accredited pursuant to the definitive agreement. If no claims by Accredited for indemnification by the company are made, the Escrow Funds will be released to the Company 90 days after the formal closing of the transaction which will occur within 45 days of the signing of the definitive agreement, subject only to an orderly transition of the business.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     We are engaged in two industry segments, the delivery of home healthcare services (sometimes referred to as the "home healthcare business") and, since our acquisition of BioBalance in a merger transaction in January 2003 (treated for accounting purposes as a reverse acquisition of us by BioBalance), the development and planned manufacturing and marketing of proprietary biotherapeutic agents for the treatment of gastrointestinal ("GI") disorders. BioBalance is our wholly-owned subsidiary. For accounting purposes, BioBalance is considered to be the "accounting acquirer" in the transaction.

     For more information as to the financial performance of our home health care and BioBalance business segments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 14 of Notes to Consolidated Financial Statements included elsewhere in this report.

     The Company is a New York corporation incorporated in 1983. Our principal executive office is located at 1850 McDonald Avenue, Brooklyn, New York 11223, telephone 718-375-6700.

HISTORY, DEVELOPMENT AND OVERVIEW OF THE COMPANY

     The Company was initially organized to act as a licensed home health care agency engaged primarily in supplying the services of paraprofessionals who provide a broad range of health care support services to patients in their homes.

     Our home healthcare business operates in all five boroughs of New York City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. Our home healthcare business also operates in Jersey City, Edison, Whiting, Toms River, East Orange and Paterson, New Jersey under the name Helping Hands Healthcare. Our home healthcare services are supplied principally pursuant to contracts with healthcare institutions and governmental agencies, such as various county departments of social services, the New York City Human Resources Administration, New Jersey Medicaid and Beth Abraham Long-Term Home Health Services and Kingsbridge Medical Center. We will cease our home health care operations in New Jersey upon consummation of our sale of the NJ Business to Accredited Health, which is scheduled to occur on or before May 28, 2005.

     Our primary objective, in our health care business, is to enhance our position in the home health care market by increasing the promotion of our full service and specialty health care capabilities to existing and new referral sources; as well as maintaining our regular training and testing programs, and recruitment activities. See "Home Health Care Business"

     BioBalance is a development stage specialty pharmaceutical company incorporated in Delaware in May 2001. BioBalance is focused on the development of patented biotherapeutic agents for gastrointestinal (GI) disorders with significant unmet needs. BioBalance has pioneered the development of these agents based on what BioBalance believes to be outstanding science and a pharmaceutical development approach (e.g. randomized, double blind, placebo-controlled clinical trials in FDA-approved centers). BioBalance has not, to date, generated any revenues, other than income from short-term investment of such proceeds.

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

CORPORATE STRATEGY

     We intend to actively pursue BioBalance's business plan of developing, manufacturing and marketing its initial product PROBACTRIX(R) and other products in its pipeline for treating gastrointestinal disorders while divesting our home health care business. In furtherance of these goals, as noted above, in July 2004, the Company executed the Purchase Agreement for the sale of the assets of its home health care business to the LLC for consideration of $2.7 million in cash, the assumption of all of the liabilities and obligations with respect to the home health care business and the forgiveness of certain future obligations that may be due to Braun and Rosenberg pursuant to employment agreements each of them has with the Company. The proposed sale was subject to the satisfaction of a number of conditions including obtaining shareholder and regulatory approvals. Since the execution of the Purchase Agreement National made an unsolicited offer to the Company for the NJ Business which resulted in the Company entering into an agreement on April 11, 2005 to sell the NJ Business to Accredited Health for $3 million with a formal closing of this sale to occur within 45 days. Messrs. Braun and Rosenberg and the LLC consented to the sale of the NJ Business to Accredited Health. The Company has commenced negotiations with Messrs.Braun and Rosenberg to sell them the remaining assets of the home health care business which were used in connection with the operations of that business in various locations in the State of New York (the "New York Assets"). There can be no assurance that an agreement to sell the remaining portion of the Company's home health care business to Messrs. Braun and Rosenberg will be entered into or, if it is, that any transaction called for by such agreement will be consummated. Any sale of the New York Assets to the LLC, Messrs. Braun or Rosenberg or otherwise will be subject to the receipt of any applicable shareholder and regulatory approvals for the sale of the New York Assets. Therefore, while
BioBalance does not expect to have access to the financial or operating resources of the Company's home health care business, it has received a substantial portion of the funds from the sale of the NJ Business to Accredited and currently expects to seek additional funding in the future from the sale of equity, debt or convertible securities of the Company.

BIOBALANCE BUSINESS

OVERVIEW

     Our BioBalance subsidiary is a development-stage company focused on the development of novel treatments for various GI disorders that we believe are poorly addressed by current therapies. These include pouchitis, irritable bowel syndrome ("IBS"), Crohn's disease, ulcerative colitis, and diarrhea caused by antibiotics, chemotherapy and travel. We believe that our initial potential product, PROBACTRIX, a probiotic (a bacterial culture that supports a good and healthy balance of microorganisms) can reduce symptoms of pouchitis, IBS and other GI disorders. We have developed patented biotherapeutic agents for GI disorders based on outstanding science and a pharmaceutical development approach (e.g. randomized, double blind, placebo-controlled clinical trials).

     Our current efforts consist of developing clinically validated products for GI diseases and conditions where current therapies are inadequate or may have significant side effects. Unlike conventional treatments, we believe that our core technology restores the microbial balance in the GI tract by displacing pathogenic bacteria and preventing their re-establishment. Clinical trials conducted independently at the Cedars-Sinai Medical Center in California have linked the overgrowth of pathogenic bacteria to IBS symptoms. Therefore, we believe that our products may address an underlying root cause of many GI disorders in addition to providing symptom relief with no demonstrated side effects.

     Our initial potential product is PROBACTRIX, a proprietary, live, single strain (M17) of E.coli bacteria, which we plan to develop as a treatment for pouchitis, IBS and a variety of other GI disorders. Prior clinical studies have confirmed that this product can reduce the symptoms of IBS and other GI disorders and, therefore, is able to improve the quality of life of patients using the product to treat these disorders.

We are pursuing an accelerated regulatory approval for the use of PROBACTRIX in the U.S. and Europe by filing an Investigational New Drug ("IND") application with the U.S. Food and Drug Administration ("FDA") and with comparable regulatory agencies in Europe and seeking "orphan drug" designation for the prevention and/or treatment of pouchitis. Pouchitis is a non-specific inflammation of the ileal reservoir, which can be a long-term problem for some patients. This usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Most pouchitis sufferers experience symptoms including steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. We believe that current treatments (including antibiotics) are often ineffective in relieving symptoms. "Orphan drug" refers to a product that treats a rare disease affecting fewer than a specified number of persons (200,000 in the U.S.). Current federal laws require that a drug be the subject of an approved marketing application before it is transported or distributed across state lines. Because a sponsor of a drug will probably want to ship the investigational drug to clinical investigations in many states, it must seek an exemption from that legal requirement. The IND is the means through which the sponsor technically obtains this exemption from FDA. FDA approval of an IND permits the sponsor to conduct clinical trials in the humans. We submitted the IND to the FDA at year-end 2004. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within 30 days. Comments on the IND were received on March 4, 2005. BioBalance has reviewed the comments and is currently working to resolve all of the issues raised by the FDA. We expect to have a response prepared and sent back to the FDA during the second quarter of 2005. Although we believe that we can adequately address all of the issues raised by the FDA, we can give no assurance that the FDA will agree with all of our responses to the issues raised or give us clearance to proceed with the clinical trials.

     Our core intellectual property, including rights to two patented Bacillus strains, B. subtilis and B. licheniformis, is protected by patents that have been filed in the US and certain foreign countries. The patented formulation used for PROBACTRIXconsists of a proprietary strain of non-pathogenic E.coli, derived from an organism that was originally isolated from the intestinal mircoflora of a healthy volunteer in a liquid formulation. The technology and the processes comprise conditions that preserve M-17 E.coli in the biologically active form. Patents have been filed by BioBalance for technology that could extend the product's shelf life for two years or longer at room temperature. In addition, we received approval of the registration of PROBACTRIX as a registered trademark in the U.S. on March 1, 2005.

     We have sub-contracted with a third-party for the manufacture of sufficient quantities of PROBACTRIX in the U.S. to satisfy our clinical trial needs. We have successfully transferred the manufacturing process of PROBACTRIX from Israel to the University of Minnesota Biotech Center and, after confirming that several batches met specifications, again have transferred the process to a commercial pilot-scale production facility in Minnesota. We are working with a third-party manufacturer (Benchmark Biolabs Inc.) to transfer production of PROBACTRIX to their facility in Lincoln, Nebraska for manufacturing of PROBACTRIX for the FDA-sanctioned clinical trials.

REGULATORY  STRATEGY

     Our regulatory strategy involves pursuing an accelerated approval for PROBACTRIX in the U.S. and Europe by filing an IND application and seeking orphan drug designation for the prevention and/or treatment of pouchitis. There are currently no approved treatments for pouchitis. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage.

     BioBalance originally planned to pursue marketing of PROBACTRIX as a medical food for IBS, given limited resources and the significant time required for prescription drug development. Industry studies indicate that it takes approximately 7-13 years for the average prescription drug to progress from the IND filing to market introduction. However, following discussions with regulatory consultants and potential pharmaceutical licensees, it was determined that a shorter pathway to drug development through filing an IND for an orphan drug indication would be the most economically attractive course. This involved addressing pouchitis, a narrowly focused indication with unmet therapeutic needs, rather than IBS. Pouchitis also offered the potential for orphan drug designation and expedited FDA approval. We believe, although there is no assurance, that we can achieve FDA approval for PROBACTRIX as a prescription drug to treat pouchitis in approximately 48 months after IND approval.

     We plan to conduct double blind, placebo controlled studies if we obtain a FDA endorsement of the clinical development plan via an approved IND for the pouchitis indication. The first step would involve a safety/efficacy study in the target population. This study would likely be followed with a pivotal Phase III trial in approximately 75-100 pouchitis patients. The product could be approved for marketing in the U.S. by 2009 or earlier with fast track designation although no assurance can be given as to any approval date.

     Despite the longer time-to-market, we believe that the prescription drug route is vastly more attractive than the medical food route for the following reasons:

     - prescription drugs are priced significantly higher than non-prescription products;

     - gross margins are typically 90% on prescription drugs versus 60%-70% for non-prescription products;

     - prescription drugs are reimbursable by health insurance plans, while non-prescription products such as medical foods are generally non-reimbursable; and

     - there is a greater likelihood of establishing a marketing partnership or licensing agreement with a major pharmaceutical company if PROBACTRIX were marketed as a prescription drug rather than a medical food.

     A prescription drug can be assigned orphan drug status by the FDA and European regulatory authorities if the indication addresses a target population of less than 200,000 sufferers in the U.S. or less than 5 sufferers per 10,000 persons in Europe. There is a separate Office of Orphan Drug Product Development at the FDA designed to help facilitate rapid approval of orphan drug applications. Once approved, orphan drugs are given seven year exclusivity in the U.S. and ten years of exclusivity in Europe. Additional benefits of receiving orphan drug status in the U.S. include study design assistance, a 50% reduction in the filing cost of the NDA/BLA and may also include partial funding of clinical costs by the FDA. The NDA/BLA is the vehicle through which drug sponsors formally propose that the FDA approve a new pharmaceutical for sale and marketing in the U.S. The NDA/BLA requests permission from FDA to market a drug in the U.S. In Europe, a drug product is filed with the European Medicines Agency (EMEA) for marketing throughout the European Commission area. The EMEA has a Committee for Orphan Medicinal Products (COMP) whereby drugs are designated "orphan drug" status for the European Union.

     Longer term, we are currently considering expanding the label indication of PROBACTRIX to include a number of additional GI indications, including the prevention or treatment of antibiotic-associated diarrhea (AAD). Recent medical research indicates that antibiotics significantly alter intestinal microflora, a key factor in causing diarrhea, for up to three months following treatment, however, we currently have not yet formulated any plans with respect to the expansion of the label indications of PROBACTRIX. We plan to explore regulatory approval for a veterinary formulation of PROBACTRIX as an animal feed additive to replace antibiotics. The issue of using antibiotics as an animal feed additive has generated significant attention as governments and consumer groups have called for the reduction or elimination of unnecessary antibiotic use in farm animals. McDonalds, the world's largest purchaser of animal products, announced that its suppliers must phase out inappropriate use of antibiotics on farm animals by the end of 2004. It is known that repeated use of antibiotics can cause farm animals to become weak and retarded. We believe, although there is no assurance, that PROBACTRIX has a particularly high safety and efficacy profile in many different kinds of animals. We can not assure that we will ever market Probactrix as an animal feed.

PRODUCTS

     PROBACTRIX

     Our initial product, PROBACTRIX, is a non-pathogenic probiotic, which we believe addresses the root cause of many GI disorders, including pouchitis, IBS, IBD and diarrhea, by inhibiting the growth of pathogenic bacteria and preventing their re-colonization. Clinical studies in over 14,000 patients have confirmed that this product can reduce the symptoms of various GI disorders.

     This product was approved as a biological agent for the treatment of a broad range of GI disorders and diarrheas in Russia in May 1998, as a food supplement for human use by the Ministry of Health of Israel in May 1998 and for use as animal food by the Ministry of Agriculture of Israel in September 1998. In August 2000, Tetra-Pharm, an Israeli pharmaceutical company, agreed to cease manufacture and sale of the product in conjunction with its agreement to sell all rights relating to the product to BioBalance. Since then, production of the formula has been limited to supplying hospitals and universities where BioBalance is conducting further research.

     The basic active component in PROBACTRIX is a selective strain of non-pathogenic E.coli bacteria, which is contained in a pleasant tasting liquid suspension. This bacterium is a commonly represented species in the healthy microflora of humans and animals. It has been used for the preparation of Colibacterin, Bificon and other medicines and food supplements outside the U.S.

     The research on PROBACTRIX originated in Russia from studies by Dr. Nellie Kelner-Padalka, a pediatrician and our scientific founder. These studies found liquid food supplements containing E.coli M-17 to be effective in treating intestinal infections of various origins. However, shelf life was short and the product had a strong odor that made it difficult for some patients to ingest. Dr. Kelner-Padalka later brought her studies to Israel where several technologies were used to expand the shelf life and improve the smell and taste.

     As part of the regulatory approval process of E. coli M-17 in Russia, a scientific panel determined the product's mechanism of action included the following:

     -    Rapid  suppression  of  pathogenic microorganisms and their repulsion.

     - Restoration of the normalization of the body's immune system due to increased synthesis of immunoglobulin, interferon and activation of macrophages.

     - Stimulation of the enzyme complex (protease, amylase, lipase and cellulase), which helps to improve digestion.

     - Binding, neutralizing and withdrawing toxic substances (including heavy metals) from the body.

     - Improvement of the absorption of selected micronutrients including B-complex vitamins and essential amino acids.

     The patented formulation used for PROBACTRIX consists of a proprietary strain of non-pathogenic E.coli, derived from an organism that was originally isolated from the intestinal microflora of healthy volunteers, which is preserved in a liquid extract formulation. The technology and the processes comprise conditions that preserve M-17 E. coli in the biologically active form. Additional patents have been filed by BioBalance for technology that could extend the product's shelf life for two years or longer at room temperature.

NEXGEN PRODUCT PLATFORM

     We have acquired the rights to several strains of Bacillus that have exhibited anti-inflammatory, anti-bacterial and anti-viral properties, which may be effective in treating a variety of GI diseases. We refer to these strains of Bacillius as our NexGen Product Platform. We believe Bacillus strains are therapeutically effective against rotavirus and campylobacter pathogens, which are the leading causes of infectious diarrhea. We believe this technology could also be effective in treating ulcerative colitis. There was a predecessor product (called Biosporin), based on the Bacillus strains acquired, which was approved in Russia. Currently we have not yet formalized any plan with respect to the development of our NexGen product platform and no assurance can be given that we will ever commercially market any product related to this product platform.

PRIOR CLINICAL STUDIES

     The active ingredient in PROBACTRIX has undergone safety and efficacy testing by more than 14,000 patients in controlled trials as well as case study reports and has shown safety and efficacy in adults and children as young as six months old. The product has been shown effective in a broad range of GI diseases and conditions including IBS, IBD, pouchitis, Crohn's disease, ulcerative colitis and diarrhea caused by antibiotics, chemotherapy and travel.

     Two clinical studies recently conducted at Cedars-Sinai Medical Center showed the link between IBS symptoms and pathogenic bacteria and support the rationale for the use of PROBACTRIX as an effective treatment for IBS.

     Clinical studies conducted in Israel indicate that PROBACTRIX is effective at addressing various GI symptoms in both male and female patients with no apparent side effects. Patients typically reported a marked reduction in abdominal symptoms. Most recently, two pilot studies have been completed in Israel with the current formulation. The first was an open label study conducted on 63 patients with IBS, which were unresponsive to other therapies, and 20 patients with Crohn's disease. After four to six weeks of therapy, 52% of the IBS patients had an excellent response, 35% and 30% of the Crohn's disease patients had an excellent and partial response, respectively, and no adverse events were observed.

     An open-label trial, examining the impact of PROBACTRIX on patients with Crohn's disease, reported that three of the eight patients experienced a marked reduction in abdominal symptoms, two dropped out, two experienced no improvement and one experienced a worsening of symptoms.

     A randomized, double blind pilot study conducted by Tiomny, et al. in 2003 reported that PROBACTRIX relieved major symptoms of IBS with no side effects. This study involved 20 patients, who were experiencing severe symptoms of diarrhea and constipation with a mean duration of eight years. Eight of the ten patients in the placebo group withdrew from the study due to lack of response. All ten patients in the treatment group completed the study. The treatment group experienced significant improvement in IBS symptom relief with no apparent side effects.

CURRENT STUDIES

     We conducted a high-dose safety trial on PROBACTRIX to verify the excellent safety results found in prior studies and to support Phase I status for the prescription drug effort. Phase I studies focus on the safety of a drug or biological agent, and are typically conducted in healthy adult volunteers at relatively high doses. This study was completed in the third quarter of 2004. In addition, we have recently begun a randomized, multi-center double blind, placebo-controlled, clinical trial in approximately 200 IBS patients to study the effectiveness of PROBACTRIX as a medical food. Sites for this study include Cornell Medical Center in New York City, St. Michael's Hospital in Toronto, Canada, Bikur Cholim Hospital in Jerusalem, Israel, and Sourasky Medical Center in Tel Aviv, Israel.

VETERINARY  APPLICATION

     BioBalance or its predecessors has conducted numerous clinical studies in farm animals to support the use of PROBACTRIX as a veterinary feed additive to replace antibiotics. BioBalance believes that enough safety and efficacy data may already be accumulated to present an attractive case for licensing to appropriate corporate partners. BioBalance believes that a new and potentially safer anti-diarrheal veterinary product, such as PROBACTRIX, could be particularly successful. Veterinary experts believe that repeated applications of antibiotics often leave animals weak and growth retarded. BioBalance believes that PROBACTRIX has a particularly high safety and efficacy profile in many different kinds of animals. There are numerous probiotic products in the veterinary market but lack of well-designed scientific studies. Significantly, PROBACTRIX has been studied for its use in preventing bacterial diarrhea in piglets and as a replacement for gentamycin and Advocin, which are most often used to treat diarrhea in these animals. No assurance can be given that we will ever market Probactrix as a veterinary feed additive.

MANUFACTURING

     BioBalance has successfully transferred the manufacturing process of PROBACTRIX from Israel to the University of Minnesota Biotech Center, enabling sufficient quantities of PROBACTRIX to be produced in the U.S. for clinical trials under contract manufacture. BioBalance has not yet selected contract manufacturers for production of commercial quantities of PROBACTRIX, but may rely on a marketing partner to oversee the product's manufacture. The process for growing E. coli and formulating the bacteria into a probiotic agent is not complicated but requires specialized fermentation facilities maintained and operated under FDA laboratory and manufacturing requirements a prescription drug product. BioBalance has contracted with a third-party manufacturer and is currently working to transfer the manufacturing technology to their state-of-the-art facility.

INTELLECTUAL  PROPERTY

     BioBalance uses a combination of patents, trademarks and trade secrets to protect its core technology, which is proprietary and protected by 34 filed patents in the U.S. and certain foreign countries. In the U.S., BioBalance has filed applications for 16 patents covering applications of its PROBACTRIX(R) technology, of which 14 have been issued. The patent expiration dates range from 2020 to 2023. It has also filed patent applications covering application of its core technology in Japan, European, Korea, Canada, Australia, Mexico, Brazil, Poland, Russia and New Zealand. BioBalance is also aggressively pursuing additional patent applications relating to its core technology. On March 1,

2005, it received notification that PROBACTRIX has been approved as a registered trademark in the U.S.

     In August 2003, BioBalance acquired the GI rights to a line of biotherapeutic agents (NexGen Platform). The purchase includes the rights to two patented strains of Bacillus (B. subtilis and B. licheniformis) for $3,850,000 which included a one-time cash payment of $250,000 and one million shares of Common Stock of the Company valued at $3,600,000. See "NexGen Product Platform" above. BioBalance is also looking to obtain rights for other agents showing promise in treating various GI diseases. At December 31, 2004 it was determined that the investment in the NexGen Product Platform was impaired and as a result of the impairment analysis a total of $1,740,326 was during the fourth quarter. The impairment is due to a number of factors including the acceleration of the Company's efforts to obtain regulatory approvals and take other action necessary to market PROBACTRIX as a prescription product, overall limited funding available to the Company to develop the NexGen Product Platform and available management time. While BioBalance believes that the NexGen Platform is a viable technology that can be commercialized, any steps the Company may take in the future in furthermore of such commercialization will continue to be delayed until the above mentioned factors are resolved.



BIOBALANCE  EMPLOYEES

     At March 31, 2005, BioBalance had two full time employees and outsourced most of its clinical and regulatory needs through consultants. While BioBalance has no definitive plans with respect to the size of its workforce or persons who will fill specific positions, BioBalance plans to evaluate its needs relative to research and development, product manufacturing and marketing and finance and administration in light of then current alliances and partnerships and will seek to hire personnel based on that evaluation.


HOME  HEALTH  CARE  BUSINESS

OVERVIEW
     We provide a broad range of home health and personal care support services in capacities ranging from companions to live-ins, including assistance with personal hygiene, dressing and feeding, meal preparation, light housekeeping and shopping and, to a limited extent, physical therapy and standard skilled nursing services such as the changing of dressings, injections and administration of medications.

     Our services are provided principally by our staff of professionals and paraprofessionals (some are bilingual), who provide personal care to patients, and, to a lesser extent, by our staff of skilled nurses. Approximately 99% of our home health revenues in 2004 were attributable to services by our paraprofessional staff.

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

     On April 11, 2005 we entered into an agreement to sell our home healthcare operations in the State of New Jersey to Accredited. Closing of this transaction will occur on or prior to May 28, 2005. See - Recent Developments.

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

     Our principal office retains all functions necessary to ensure quality of patient care and to maximize financial efficiency. Services performed at the principal office include billing and collection, quality assurance, financial and accounting functions, policy and procedure development, system design and development, corporate development and marketing. We use financial reporting systems through which we monitor data for each branch office, including collections, revenues and staffing. Our systems also provide monthly, financial comparisons to prior periods and comparisons among our branch offices.

Referral Sources

     We obtain patients primarily through contracts, referrals from hospitals, community-based health care institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of our net revenues in 2004. We generally conduct business with most of our institutional referral sources under one-year contracts that fix the rates and terms of all referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to us and we bill the referral sources for services provided to patients. Approximately 98 such contracts were in effect and active as of December 31, 2004.

     One or more referring institutions have accounted for more than 5% of our net revenues during our last fiscal year, as set forth in the following table:

         Referring Institution               Percentage of Net Revenues 2004
-------------------------------------------  --------------------------------
New York City Medicaid (HRA)                             43.4%
New Jersey Medical Assistance Program                    10.4%
Beth Abraham Long Term Home Health Program                6.4%

     Overall, our 10 largest referring institutions accounted for approximately 80.8% of net revenues for 2004.

     "Days Sales Outstanding" ("DSO") is a measure of the average number of days required for the Company to collect accounts receivable, calculated from the date services are billed. For the year ended December 31, 2004 the Company's DSO were 74.

Reimbursement

     We are reimbursed for services, primarily by referring institutions, such as health care institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State and New Jersey Medicaid programs constitute our largest reimbursement sources, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of our referring institutions. For 2004, payments from referring institutions that receive direct payments from Medicare and Medicaid, together with direct reimbursement to us from Medicaid, accounted for approximately 99% of net revenues. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 1% of net revenue for 2004.

     The New York State Department of Health, in conjunction with local Departments of Social Services, sets annual reimbursement rates for patients covered by Medicaid. These rates are generally established on a county-by-county basis, using a complex reimbursement formula applied to cost reports filed by providers.

     Third party payers, including Medicaid, Medicare and private insurers, have taken extensive steps to contain or reduce the costs of health care. These steps include reduced reimbursement rates, increased utilization review of services and negotiated prospective or discounted pricing and adoption of a competitive bid approach to service contracts. Home-based healthcare, which is generally less costly to third party payers than hospital-based care, has benefited from many of these cost containment measures.

     We negotiate contracts on the basis of services to be provided, in connection with contracts either currently in effect with us or with other agencies. Prevailing market conditions are such that, despite escalating operating expenses, reduced contract rates are regularly negotiated as a result of internal budget restraints and reductions mandated by managed care contracts between our clients and HMO's and other third party administrators. While we anticipate that this trend is likely to continue for the foreseeable future, we do not expect the impact on the Company to be significant, since we believe our rates are competitive. Accordingly, we expect to be subject to only minor rate reductions. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites are increasing. A significant change in coverage or a reduction in payment rates by third party payers, particularly by New York State Medicaid, would have a material adverse effect upon our home health care business.

Performance Improvement

     We believe that our reputation for quality patient care has been and will continue to be a significant factor in our success. To this end, we have established a performance improvement management program, including a performance improvement program to ensure that our service standards are implemented and that the objectives of those standards are met.

     We believe that we have developed and implemented service standards that comply with or exceed the service standards required by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). In November 2003, the New
York offices of the Company received full accreditation from the Joint Commission for the next three years (expiring in November 2006). We have not sought JCAHO accreditation for our New Jersey offices because such accreditation is not required by any of the contracts in that state. An adverse determination by JCAHO regarding our home health care operations or any branch office could adversely affect our reputation and competitive position.

Sales and Marketing

     Messrs. Braun and Rosenberg, officers of our health care division, are principally responsible for the marketing of our services. Each administrator/branch manager is also responsible for sales activities in the branch office's local market area. We attempt to cultivate strong, long-term relationships with referral sources through high quality service and education of local health care personnel about the appropriate role of home health care in the clinical management of patients.

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

     Our healthcare operations potentially subject us to the Medicare and Medicaid anti-kickback provisions of the Social Security Act. These provisions are broadly worded and often vague, and the future interpretation of these provisions and their applicability to our operations cannot be fully predicted with certainty. Any such non-compliance or violation could have a material adverse effect on our home health care business.

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

     In addition, we are subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws, and environmental laws (which relate, among other things, to the disposal, transportation and handling of hazardous and infectious wastes) and federal and state securities laws, including the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder (relating to corporate governance and the quality of disclosure by public companies). To date, none of these laws and regulations has had a material adverse effect on our home health care business or the competitive position of such business or required any material expenditures by us. We cannot assure that we will not be adversely effected by such laws and regulations in the future.

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



Competition

     The home health care market is highly fragmented and significant competitors are often localized in particular geographical markets. Our largest competitors include Premiere Health Services, National Home Health Care Corp., Patient Care, Inc., and Personal Touch Home Care Services, Inc. The home health care business is marked by low entry costs so that given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which we presently compete in home health care have substantially greater financial and human resources than we do. We also compete with many other small temporary medical staffing agencies.

     We believe that the principal competitive factors in our industry are quality of care, including responsiveness of services and quality of professional personnel; breadth of therapies and nursing services offered; successful referrals from referring Government agencies, hospitals and health maintenance organizations; general reputation with physicians, other referral sources and potential patients; and price. We believe that our competitive strengths have been the quality, responsiveness, flexibility and breadth of services and staff we offer, and to some extent our competitive pricing, as well as our reputation with referral sources and patients.

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

HOME HEALTH CARE EMPLOYEES

At March 31, 2005, our home health care business had 1,927 employees, of whom 94 are salaried, including two division officers, a controller, seven administrators/branch managers, 18 nurses, 12 accounting staff, seven clerical staff and 47 field staff supervisors. The remaining 1,833 employees are paid on an hourly basis and consist of professional and paraprofessional staff.

None of our Home Health Care or BioBalance employees are compensated on an independent contractor basis or represented by a labor union. We believe that our employee relations are good.




ITEM 2.    DESCRIPTION OF PROPERTIES

     All of our executive and branch offices are located in facilities leased from unaffiliated persons.

     Our corporate headquarters is located in a building containing approximately 6,000 square feet located in Brooklyn, New York under a lease expiring in 2010, at a monthly rental of approximately $7,000 subject to annual increases and rent escalations based on increases in real estate taxes. Our home health care business is administered from our corporate headquarters and 12 branch and recruitment offices located in New York (six offices) and New Jersey (six offices) under month to month tenancies and term leases expiring from June 2005 through April 2010 at annual rentals ranging from approximately $14,000 to $55,000 and additional rent based upon increases in real estate taxes and other cost escalations. We expect that the six leases with respect to our New Jersey offices will be assigned to and assumed by Accredited Health in connection with the closing of the sale of the NJ Business to Accredited.

     BioBalance's executive office is located in the Borough of Manhattan, City of New York under a lease expiring in May 2006 at a monthly rental of approximately $6,200.

ITEM 3.    LEGAL PROCEEDINGS

     We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial position.

ITEM 4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.
                                     PART II

ITEM 5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
           MATTERS

     Our common stock traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market until April 6, 2004. Since that time, our common stock has been trading over-the-counter on the Pink Sheets. Our common stock was also listed on the Boston Stock Exchange ("BSE") until March 5, 2005, when our voluntary delisting application was granted, although no trades of our common stock had been executed on the BSE for at least two years prior to our making the voluntary application to delist from the BSE. The following table sets forth, for the quarters indicated, the high and low sales prices for our common stock on the NASDAQ SmallCap Market or the Pink Sheets as applicable.

Fiscal 2004              High       Low
--------------           ----       ----

First Quarter            3.95       2.99
Second Quarter           1.22       0.60
Third Quarter            0.82       0.50
Fourth Quarter           0.67       0.46

Fiscal 2003              High       Low
--------------           ----       ----

First Quarter            4.50       2.59
Second Quarter           3.20       2.13
Third Quarter            4.39       2.07
Fourth Quarter           4.19       1.96

HOLDERS

     At March 8, 2005, we had approximately 145 holders of record and 1,385 beneficial holders of our Common Stock.

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


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     For information on securities authorized for issuance under the Company's equity compensation plans, see Part III, Item 11 of this report, "Executive Compensation - Savings and Equity Compensation Plans."

ITEM 6:   SELECTED FINANCIAL DATA

                        NEW YORK HEALTH CARE HISTORICAL FINANCIAL INFORMATION

                                    AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                                                                Period May 21, 2001
                                                                                (Inception) Through
                                        2004          2003           2002          DECEMBER 2001
                                    ------------  -------------  ------------  ---------------------
Total revenues                      $48,854,358   $ 45,060,449   $         -   $                  -
Net loss                             (6,071,685)   (22,052,170)   (1,399,057)              (452,169)
Basic loss per share                      (0.24)         (0.91)        (0.07)                 (0.03)
Diluted loss per share                    (0.24)         (0.91)        (0.07)                 (0.03)
Current assets                       11,941,842     14,543,209     3,051,720                906,926
Total assets                         16,503,195     21,628,968     5,259,449              2,918,836
Current liabilities                  13,918,937     12,607,203       349,182                117,070
Long-term liabilities, net of
  current portion                             -              -             -                      -
Shareholders' equity                  2,584,258      9,021,765     4,910,267              2,801,766
Book value per share                        .10            .36           .23                    .16

Dividends per share                           -              -             -                      -

Shares used in computing
loss per common share:
    Basic                            24,939,776     24,283,907    20,562,131             17,574,891
    Diluted                          24,939,776     24,283,907    20,562,131             17,574,891

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEARS ENDED DECEMBER 31, 2003 AND 2002

Overview

     On January 2, 2003, the Company and BioBalance completed a business combination (a "reverse merger"), accounted for as "reverse acquisition," in which BioBalance became a wholly-owned subsidiary of the Company and the stockholders of BioBalance exchanged all of the outstanding shares of the common stock of BioBalance for approximately 90% of the outstanding shares of the Company's common stock. For accounting purposes, BioBalance is considered to be the "accounting acquirer" in the transaction. As a result, the historical financial information in this report for the years ended December 31, 2004 and December 31, 2003 is that of the Company while the data for December 31, 2002 is that of BioBalance, not of the Company. Prior reports of the Company filed with the SEC remain available on the SEC website at http://www.sec.gov.

     The Company operates in two industry segments; the home health care business, which business has a 20-year operating history, and the specialty pharmaceutical business of BioBalance, which commenced in 2001 and is still in its development stage. All numerical amounts and percentages in the following discussion are approximate.

See Recent Developments for a description of the Company's agreement to sell the NJ Business to Accredited.

RESULTS OF OPERATIONS

     Revenues  in  2004  increased  to $48,854,000 from $45,060,000 in 2003. The increase in revenue is due to an increase in sales volume to some of our existing home health care clients. There was no reported revenue for the year 2002.

     Cost of professional care of patients in 2004 increased to $39,214,000 from $36,107,000 in 2003. The increase in cost is due to the increase in sales. There were no reported costs for the year 2002.

     Selling, general and administrative expenses ("SG&A") in 2004 increased to $12,056,000 from $11,249,000 in 2003 and $830,000 in 2002, an increase of 7% and
1,255% for the years 2003 and 2002 respectively. The increase in expenses for the year 2004 compared to 2003 is the result of administrative personnel increases and other costs associated with the increased revenue. In addition, the Company incurred significant legal, accounting and insurance cost in 2004 relating to the indictment of one of its former directors. The year 2002 only includes the expenses related to the BioBalance segment.

     As a result of the merger in 2003, the Company recognized goodwill associated with the Company's home health care business. The Company has determined, based upon the opinion of a valuation expert engaged to determine the Company's fair market value as of the date of the merger, that goodwill was impaired to the extent of $17,869,000. The Company determined that in the current market for home health care businesses, the value of the Company's home health care business would not generate the amount of goodwill recorded in connection with the merger, assuming the business had been sold in the open market, based on current sources of revenue and limited profit margin of the business and potential regulatory threats to the business, which threats, if realized, could adversely affect the economic structure of its business. The valuation expert used the capitalized cash flow and the guidelines companies methodologies in valuing the Company. The impairment charge of $17,869,000 is non-cash in nature and does not affect the Company's liquidity.

     The net loss of $6,072,000 for the year 2004 includes income of $351,000 from the operation of the home care segment and a loss of $6,423,000 from the BioBalance segment which to date has not generated any revenue. The net loss from the BioBalance segment also includes an expense of $1,740,326, for the impairment writedown of the NexGen Platform technology that was purchased in 2003. BioBalance intends to pursue the NexGen Platform technology in the future as funds and management time allow although there can be no assurance that any commercially usable product will be derived from the NexGen Platform.

     For the year 2003, the Company suffered a net loss of $22,052,000. This includes the non-cash impairment charge of $17,869,000, a net loss from the BioBalance segment of $4,657,000, which includes a non-cash expense in the amount of $1,591,000 resulting from an increase in the fair value of outstanding stock options and warrants as a result of the merger, and income of approximately $474,000 from the operation of its home care segment. The net loss of $1,399,000 for the year 2002 was due principally to product development for PROBACTRIX by BioBalance. BioBalance had no revenues in 2002.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 ("FIN 46-R"). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the periods ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the beginning of the first interim period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29," or SFAS No. 153. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     The sources of liquidity and capital resources for the home health care segment are internally generated funds, cash on hand and amounts available under a $4,000,000 revolving credit facility with G.E. Capital Health Care Financial Services relating exclusively to the home health care segment. Currently there is no outstanding indebtedness under this facility.

     Loans under this revolving credit loan facility, which expires in November 2005, may be used only for working capital of the Company's home health care business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home health care business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home health care business and there are no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentages formula based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors percentage formula results in 97% of qualified accounts receivable being part of the borrowing base. Accordingly, at December 31, 2004 the amount available for borrowing under this facility was $4,000,000. The agreement contains various restrictive covenants, which amongst other things, require that the Company maintain a minimum tangible net worth greater than $500,000. The Company utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

     The Company has amended its loan agreement relating to the revolving credit facility to allow it to lend money to its BioBalance subsidiary if there is no loan outstanding under the revolving credit facility. At December 31, 2004, New York Health Care had loaned BioBalance $1,500,000 and at February 25, 2005 the loan amount was approximately $1,700,000, which was repaid in full with a portion of the proceeds of the Offering. The loan agreement has also been amended  to  allow  the  Company  to  invest  money  in  BioBalance.

     In addition, on April 11, 2005, the Company's loan agreement was modified to permit the sale of the NJ Business to Accredited Health and to remove the lender's lien with respect to the assets of the NJ Business. As a result of this modification, no loans under the agreement will be made until the net worth has been amended to the lender's satisfaction.

     The principal amount of loans borrowed under this facility bear interest at a variable annual rate equal to the prime rate charged from time to time by CitiBank, N.A. plus 1.5% (currently, 6.75% per annum) and the loan agreement creating this facility provides for monthly payments of interest on the outstanding loan balance on the basis of the actual number of days elapsed over a year of 360 days.

Contractual  Obligations  and  Commitments

Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2004.

                            Payments due, by period


Contractual Obligations                     Total       Less than 1 year    1-3 years     3-5 years    More than 5 years
                                       ---------------  -----------------  ------------  ------------  ------------------
Long-Term Debt                                     -0-                 --            --            --                  --
Capital Lease Obligations                          -0-                 --            --            --                  --
Operating Lease Obligations*           $    1,166,000   $         423,000  $    458,000  $    253,000  $           32,000
Purchase Obligations                               -0-                 --            --            --                  --
Other Long-Term Liabilities Reflected
on the Registrant's Balance Sheet
GAAP                                   ---------------  -----------------  ------------  ------------  ------------------
Total                                  $    1,166,000   $         423,000  $    458,000  $    253,000  $           32,000
                                       ===============  =================  ============  ============  ==================

* These leases generally contain provisions allowing rental obligations to be accelerated upon default in the payment of rent or the performance of other lease obligations. These leases generally contain provisions for additional rent based upon increases in real estate taxes and other cost escalations. Because we anticipate that the leases used in connection with the NJ Business will be assigned to and assumed by Accredited Health in connection with the closing of the sale of the NJ Business to Accredited Health, the total operating lease obligations are expected to decrease by $207,000.

     Net cash used in operating activities for the year 2004 was $5,073,333, as compared to net cash provided of $233,269 and net cash used of $958,773 for the years 2003 and 2002, respectively. The change in net cash used in operating activities from 2004 to 2003 is due mainly to an increase in accounts receivable and unbilled services, a decrease in accrued payroll, a decrease in amounts due to related parties and a net loss for the period, offset by an increase in accounts payable and accrued expenses and an increase in the amounts due to HRA. The net cash provided by operating activities for 2003 as compared to net cash used in operating activities for 2002 is mainly the result of comparing two business segments in 2003 to only one segment in 2002.

     Net cash used in investing activities for the year 2004 totaled $77,805 , as compared to net cash provided of $3,175, 321 and net cash used of $510,419 for the years 2003 and 2002 respectively. The increase in 2003 was due mainly to cash acquired from the acquisition of the BioBalance subsidiary.

     There was no net cash provided by financing activities for the year ended December 31, 2004. Net cash provided by financing activities for the year ended December 31, 2003 totaled approximately $1,304,000, as compared to $3,198,000 for the year ended December 31, 2002. The decrease was due mainly to a decrease in the sales and issuance of common stock.

     As of December 31, 2004, approximately $8,656,000 (approximately 52.4% ) of the Company's total assets consisted of accounts receivable from customers as compared to approximately $6,577,000 or 30.4% as of December 31, 2003. As of December 31, 2002 BioBalance had no accounts receivable.

     Days Sales Outstanding ("DSO") is a measure of the average number of days required for the Company to collect its account receivable, calculated from the date services are billed. For the years ended December 31, 2004 and 2003, the Company's DSO's were 74 and 62, respectively. For the year ended December 31, 2002, BioBalance had no revenue and accounts receivable.

BIOBALANCE  SEGMENT

     As of December 31, 2004, BioBalance had a cash overdraft in the amount of $12,736. On February 24, 2005 the Company consummated the Offering and received gross proceeds of approximately $4,900,000. The net funds for the offering were to be used exclusively by BioBalance primarily for the development of its proposed products, to repay to the Company a loan in the amount of $1,717,969 and pay accrued expenses and accounts payable in the amount of $782,995. The remaining proceeds will be used for BioBalance operations in 2005. BioBalance estimates that its capital requirements for the remainder of 2005 will be approximately $4,000,000, which it plans to fund with existing cash from the offering and the proceeds from the sale of the NJ Business and via the sale of equity, debt or convertible securities of the Company. We believe that our current capital will sustain BioBalance's operations for twelve months.

     BioBalance has incurred product development costs excluding non-cash compensation of $1,426,423 for the twelve months ended December 31, 2004. The majority of these costs were for manufacturing clinical supplies, conducting clinical studies to assess the safety and efficacy of PROBACTRIX and the costs for preparing and filing the Investigational New Drug ("IND") application for PROBACTRIX. During this period, BioBalance completed an extended safety study in healthy human volunteers at ten times the normal dose in 35 subjects for a six month period. The data from this study has been submitted for publication in a peer-reviewed medical journal. BioBalance began an Irritable Bowel Syndrome ("IBS") medical food clinical trial at Ichilov Medical Center in Tel Aviv in November 2003. An additional site (St. Michael's Hospital in Toronto) became operational in the first quarter this year, but enrollment was significantly delayed due to personnel issues. Additional sites in New York and Jerusalem were added in the third quarter to compensate for the slow enrollment. Total enrollment of 200 patients is anticipated for this trial, which will continue into 2005.

     BioBalance is pursing accelerated regulatory approval of PROBACTRIX as a prescription drug for the prevention and/or treatment of pouchitis and has filed an Investigational New Drug ("IND") application with the U.S. Food and Drug Administration ("FDA"). Pouchitis is a non-specific inflammation of the "pouch" or ileal reservoir, which usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Symptoms of pouchitis include steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are currently no approved treatments for pouchitis. BioBalance also will seek orphan drug designation for this indication. "Orphan drug" refers to a product that treats a rare disease affecting less than a specified number of persons (200,000 in the U.S.). The orphan drug regulatory strategy provides a significantly shorter approval process and less costly clinical studies. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage. BioBalance submitted the IND to FDA at year-end 2004. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within 30 days. Comments on the IND were received on March 4, 2005. BioBalance has reviewed the comments and is currently working to provide a response to all of the issues raised by FDA. We expect to have a response prepared and sent back to the FDA during second quarter of 2005. We feel that all of the issues raised by the FDA can be properly addressed, but we can give no assurance that the FDA will agree with all of our responses to the issues raised or give us clearance to move forward with the clinical trials.

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

LEASE COMMITMENTS

     As of December 31, 2004, the Company had total outstanding commitments on non-cancelable operating leases for office space of approximately $1,166,000 of which $207,000 represents the New Jersey offices. Remaining terms on the Company's existing operating leases range from June 2005 through March 2010.

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

LONG-LIVED ASSETS

We evaluate long-lived assets, such as intangible assets other than goodwill, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets. When an impairment exists, the related assets are written down to fair value.

     THE COMPANY OPERATES IN A CHANGING ENVIRONMENT THAT INVOLVES NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT COULD MATERIALLY ADVERSELY AFFECT ITS OPERATIONS. THE FOLLOWING HIGHLIGHTS SOME OF THE FACTORS THAT HAVE AFFECTED, AND/OR IN THE FUTURE COULD AFFECT, ITS OPERATIONS.

RISKS RELATING TO THE BIOBALANCE BUSINESS

     BIOBALANCE IS A DEVELOPMENT STAGE COMPANY, HAS GENERATED NO REVENUES TO DATE AND HAS A LIMITED OPERATING HISTORY UPON WHICH IT MAY BE EVALUATED.

     BioBalance was incorporated in May 2001, has generated no revenues from operations, and has no meaningful assets, other than its intellectual property rights and available cash generated from the Offering and the sale of the NJ Business. BioBalance faces all of the risks inherent in a new business and those risks specifically inherent in the business of developing, testing, obtaining regulatory approvals for, manufacturing, commercializing and selling a new ethical drug or a new medical food product, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. In July 2001 BioBalance acquired the intellectual property rights with respect to certain probiotic agents from Israeli companies engaged in the research, development, marketing or sales of probiotic bacteria and other technology. We cannot assure that BioBalance will be able to generate revenues or profits from operation of its business or that BioBalance will be able to generate or sustain profitability in the future.

     FAILURE TO SECURE ADDITIONAL FINANCING WOULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE.

     BioBalance will be required to expend substantial amounts of working capital in order to develop, test, obtain the requisite regulatory approvals, manufacture and market its proposed product and establish the necessary relationships to implement its business plan. BioBalance had negative cash on hand at December 31, 2004. Since then, both a portion of the net proceeds from the Offering, and a portion of the proceeds of the Company's sale of the NJ Business to Accredited Health are being used to fund BioBalance's current operations. We expect these funds will be sufficient to sustain its operations for the next twelve months. If BioBalance fails to obtain additional financing, BioBalance's clinical and regulatory programs would need to be scaled back or cancelled. BioBalance has no firm agreements or arrangements with respect to any such financing and we cannot assure you that any needed funds will be available to BioBalance on acceptable terms or at all. The inability to obtain sufficient funding of BioBalance's operations in the immediate future could cause BioBalance to curtail or cease it operations.

     THE  SALE  OF  OUR  NEW  YORK  HOME  HEALTH  CARE  BUSINESS IS NOT ASSURED.

     We are currently negotiating to sell our remaining home healthcare operations which are located in New York in whole or in part, to the entity controlled by Messrs. Braun and Rosenberg. Even if we reach an agreement with Messrs. Braun and Rosenberg with respect to such sale, the sale is expected to be subject to a number of conditions, including, but not limited to, shareholder and regulatory approval. Even if shareholder approval and regulatory approval of the proposed sale are obtained, there can be no assurance that litigation will not be commenced by a shareholder or other third party seeking to prevent the sale of the remaining home healthcare business to the entity controlled by Messrs. Braun and Rosenberg from being consummated. Until the time, if ever, that our New York home healthcare business is sold, we expect to continue to operate the remaining home healthcare business under Braun and Rosenberg, or an entity controlled by them.

     IF WE DIVEST OUR HOME HEALTH CARE BUSINESS, WE WILL BE A PURELY DEVELOPMENT STAGE COMPANY, HAVING GENERATED NO REVENUES TO DATE AND HAVING MINIMAL OPERATING HISTORY UPON WHICH WE MAY BE EVALUATED.

     To date, the only revenues that have been generated by the Company have been produced by the home health care business. BioBalance has generated no revenues from operations or meaningful assets, other than its intellectual property rights. We have recently sold the NJ Business and if we sell our remaining home health care business which is located in New York, our only remaining operating business will be BioBalance, which faces all of the risks inherent in a new business and those risks specifically inherent in the business of developing, manufacturing, introducing and selling a new drug or new product to the market with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that BioBalance will be able to generate revenues or profits from operation of its business.

     THE LOSS OF KEY EXECUTIVES OR CONSULTANTS OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD DAMAGE OUR BUSINESS.

     Because of the highly technical nature of our BioBalance business, we depend greatly on attracting and retaining experienced management and highly qualified and trained scientific personnel. Our future success will depend on the continued services of our key scientific and management personnel with whom we have entered into various agreements. The management team for BioBalance was only assembled, during 2003 with the addition of Dennis O'Donnell as BioBalance's President and Chief Executive Officer, Dr. Robert Hoerr as Director of Medical and Regulatory Affairs and Dr. Eileen Bostwick as Director of Research and Development. We have also retained the services of Dr. Nellie Kelner-Padalka, the original inventor of PROBACTRIX, and have entered into a written agreement with Dr. Khursheed Jeejeebhoy and are finalizing an agreement with Dr. Harold Jacob, both of whom serve on our Medical Advisory Board. We compete intensely for these professionals with other companies in our industry. If we cannot retain or hire and effectively integrate a sufficient number of qualified scientists and experienced professionals, such inability would have a material adverse effect on our capacity to grow our business and develop our products through the clinical trial process. We do not presently maintain key person insurance for any of BioBalance's key personnel. Moreover, as a result of the resignations of Messrs. Braun and Rosenberg, Mr. O'Donnell is our only executive officer. Although Mr. O'Donnell has previously served as an officer of subsidiaries or divisions of public companies, he has no direct experience as a chief executive of a public company.

     WE COULD BE REQUIRED TO PAY FUNDS TO SATISFY INDEMNITY AND OTHER POSSIBLE CLAIMS BY FORMER EMPLOYEES AND CONSULTANTS.

     In November 2003, a former director of the Company who was an officer of BioBalance resigned and a consulting agreement with a consultant to BioBalance was suspended, and subsequently terminated, as a result of matters related to certain claims made against the former director and the consultant by the U.S. Attorney's office relating to an alleged attempt by these two individuals to manipulate the Company's common stock. The Company is obligated, under certain circumstances, to indemnify the former director against liability and to pay for his costs of defending himself from certain legal actions that arose from his activities as a director or officer of the Company. To date, the Company's insurance carrier has advanced funds on behalf of the Company to the former director to cover the expenses of his defense to the government action. Unless it is legally determined that the former director is not entitled to indemnification, the Company will be required to reimburse the insurance carrier for $250,000 of the amount it advanced on behalf of the former director. The Company has accrued the $250,000 on its financial statements as of December 31, 2004. In addition, the terminated consulting agreement that BioBalance had entered into in 2001 with the consultant and a company affiliated with the consultant provided for the payment to the consultant of annual consulting fees of $250,000 per year through at least January 2008 and the issuance of 200,000 warrants to the consulting company, subject to earlier termination of the consulting agreement under certain circumstances, including for cause, as defined in the agreement, or without cause. Although BioBalance has notified the consultant of the termination of the consulting agreement for cause, should the consultant bring an action to challenge the termination and a court determines that the agreement was actually terminated without cause, then BioBalance could be obligated under the agreement to pay to the consulting company a severance payment equal to three times the sum of its annual base consulting fee and any cash bonus paid to it in the three-year period preceding the date of termination and to provide the consultant with certain health and other benefits for a period of five-years. The Company has accrued $353,910 as of December 31, 2004, in its consolidated financial statements. There can be no assurance as to the actual amount of money that the Company will be required to pay on behalf of its former director in connection with the indemnification provisions. Moreover, the Company believes that it will be able to defend its position in a possible claim by the consultant that it is owed money under the consulting agreement, although there can be no assurance as to the amount of monies, if any, that BioBalance may have to pay under the consulting agreement or that the consultant will not bring an action against BioBalance or the Company for an alleged breach of the consulting agreement.

     BIOBALANCE'S PRODUCTS ARE IN DEVELOPMENT AND MAY NOT SATISFY REGULATORY REQUIREMENTS OR BECOME COMMERCIALLY VIABLE.

     The products that we are currently developing will require additional development, testing, and investment in order to market it as a prescription drug. We cannot be sure that our product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that we will satisfy Good Laboratory Procedures ("GLP"), medical food or prescription drug requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful. We have conducted anecdotal and pre-clinical trials and have recently commenced an IBS medical food clinical trial for our initial product and have established GRAS (Generally Recognized As Safe) status to date. The results of these pre-clinical and anecdotal trials on products under development are not necessarily predictive of results that will be obtained from large scale clinical testing. We cannot be sure that clinical trials of the products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with drugs of any product developed by BioBalance may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug product under development could delay or prevent regulatory approval, where required, and delay or prevent commercial sale of the product, any of which could have a material adverse effect on BioBalance. The commercial formulation has yet to be developed for PROBACTRIX. We may encounter difficulties in manufacturing, process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals and commercialization of our product, or cause negative financial and competitive consequences. We cannot assure you that PROBACTRIX or any other product will be successfully developed, be developed on a timely basis or prove to be more effective than competing products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of PROBACTRIX or any other product, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on us.

     POTENTIAL FAILURE OF PLANNED CLINICAL TRIALS TO PRODUCE STATISTICALLY SIGNIFICANT DATA COULD IMPAIR OUR ABILITY TO SUCCESSFULLY MARKET OUR PRODUCTS.

     Even if we are successful in satisfying medical food status, there still is substantial risk that the studies that we are planning will not yield sufficient statistically significant data to make strong marketing claims. This could adversely affect marketing efforts to the medical community, which is traditionally resistant to new treatments unless supported by statistically significant data before recommending it to patients. This could severely limit our ability to successfully market our product.

     WE ARE DEPENDENT ON NEW PRODUCTS AND CONTINUED INNOVATION.

     The pharmaceutical industry in general, including the market for IBS and pouchitis treatments, is characterized by rapid innovation and advances. These advances result in frequent product introductions and short product life cycles, requiring a high level of expenditures for research and development and the timely introduction of new products. We believe our ability to grow and succeed is partially dependent upon our ability to introduce new and innovative products into such markets. We cannot assure you that we will be successful in our plans to introduce additional products to the market or expand our current label indications.

     INTELLECTUAL PROPERTY RIGHTS MAY NOT PROTECT OUR BUSINESS.

     We have adopted a comprehensive patent policy on current and future products. We use a combination of patents, trademarks and trade secrets to protect our proprietary position on PROBACTRIX. We cannot assure you that our pending or future patent and trademark registration applications will result in issued patents and registered trademarks, or that, if issued, our applications will be upheld if challenged. Further, even if granted, we cannot assure you that these patents and trademarks will provide us with any protection from competitors or, that if they do provide any meaningful level of protection, that we will have the financial resources necessary to enforce our patent and trademark rights. In addition, we cannot assure you that others will not independently develop technologies similar to those covered by our pending patents and trade secrets, or design around the pending patents. If others are able to design around our patents, our results of operations could be materially adversely affected. Further, we will have very limited, if any, protection of our proprietary rights in those jurisdictions where we have not affected any filings or where we fail to obtain protection through our filings. We cannot assure you that third parties will not assert intellectual property infringement claims against us in the future with respect to current or future products. We are responsible for defending against charges of infringement of third party intellectual property rights by our actions and products and such assertion may require us to refrain from the sale of our products, enter into royalty arrangements or undertake costly litigation. Further, challenges may be instituted by third parties as to the validity, enforceability and infringement of our patents. Our adherence to industry standards with respect to our product may limit our opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which our product may be sold may not protect our product and intellectual property rights to the same extent as the laws of the United States.

     THE VALIDITY OF PATENTS COVERING PHARMACEUTICAL AND BIOTECHNOLOGICAL INVENTIONS AND THE SCOPE OF CLAIMS MADE UNDER SUCH PATENTS IS UNCERTAIN; FAILURE TO SECURE NECESSARY PATENTS COULD IMPAIR OUR ABILITY TO PRODUCE AND MARKET OUR PRODUCTS.

     There is no consistent policy regarding the breadth of claims allowed in specialty pharmaceutical and biotechnology patents. In addition, patents may have been granted, or may be granted, to others covering products or processes we need for developing our products. If our products or processes infringe upon the patents, or otherwise impermissibly utilize the intellectual property of others, we might be unable to develop, manufacture, or sell our products. In such event, we may be required to obtain licenses from third parties. We cannot be sure that we will be able to obtain such licenses on acceptable terms, or at all.

     FAILURE  TO  ASSEMBLE  OR  CONTRACT  WITH  AN  ADEQUATE  SALES  & MARKETING
ORGANIZATION OR PARTNER WITH A LARGER PHARMACEUTICAL COMPANY COULD RESULT IN A LACK OF FUTURE REVENUES.

     To market any of our products directly, we would have to develop a substantial marketing and sales force. Alternatively, we may, for certain products, attempt to obtain the assistance of larger pharmaceutical companies with established distributions systems and direct sales forces. We do not know if we will be able to enter into agreements with other companies to assist in the marketing and sales of our products.

     WE OWN NO MANUFACTURING FACILITIES AND WILL BE DEPENDENT ON THIRD PARTIES TO MAKE OUR PRODUCT.

     We own no manufacturing facilities or equipment, and employ no manufacturing personnel. We expect to use third parties to manufacture certain of our products on a contract basis. We may not be able to obtain contract-manufacturing services on reasonable terms or at all. If we are not able to contract manufacturing services, we will not be able to make our products.

     WE MAY BE REQUIRED TO COMPLY WITH GOOD MANUFACTURING PRACTICES.

     The manufacture of our proposed products will likely be subject to current Good Manufacturing Practices ("GMP") prescribed by the FDA in the United States. We cannot give assurance that we or any entity manufacturing products on our behalf will be able to comply with GMP or satisfy certain regulatory inspections in connection with the manufacture of our proposed products. Failure or delay by any manufacturer of our products to comply with GMP or similar regulations or satisfy regulatory inspections would have a material adverse effect on us.

     POTENTIAL SIDE EFFECTS OF OUR PRODUCT COULD IMPAIR OUR ABILITY TO SUCCESSFULLY MARKET OUR PRODUCTS.

     Although no side effects of our products have been reported, it is possible that any time during clinical trials or patient usage, side effects may be encountered. If they are common enough or significant enough, this could result in our products being withdrawn from the market or liability claims being asserted against us.

     OUR PRODUCTS MAY NOT BE ACCEPTED BY PHYSICIANS, PATIENTS OR THIRD PARTY PAYERS.

     Patients, doctors and third-party payers must accept our products as medically useful and cost-effective for us to be successful. Doctors and patients are very important constituents because they directly make all medical decisions. Third party payers are also very important because they pay for a major portion of all medical care expenses. Third party payers consist of health maintenance organizations ("HMOs"), health insurers, managed care providers, Medicare and Medicaid, and their equivalent organizations in jurisdictions outside the U.S. In order to achieve our sales targets in the jurisdictions in which we intend to sell our products, we must educate patients, doctors and third-party payers on the benefits of our products. We cannot assure you that patients, doctors or third-party payers will accept our products, even if approved for marketing, on a timely basis.

     GOVERNMENT AND PRIVATE INSURANCE PLANS MAY NOT PAY FOR OUR PRODUCTS.

     The success of our products in the United States and other significant markets will depend, in part, upon the extent to which a consumer will be able to obtain reimbursement for the cost of such product from governmental authorities, third-party payers and other organizations. We cannot determine in advance the reimbursement status of newly approved therapeutic products. Even if a product is approved for marketing, we cannot be sure that adequate reimbursement will be available. Also, future legislation or regulation, or related announcements or developments, concerning the healthcare industry or third party or governmental coverage and reimbursement may adversely affect our business. In particular, legislation or regulation limiting consumers' reimbursement rights could have a material adverse effect on our revenues.

     WE MAY LOSE ANY TECHNOLOGICAL ADVANTAGE BECAUSE PHARMACEUTICAL RESEARCH TECHNOLOGIES CHANGE RAPIDLY.

     The pharmaceutical research field is characterized by rapid technological progress and intense competition. As a result, we may not realize the expected benefits of our business strategy. Businesses, academic institutions, governmental agencies, and other public and private research organizations are conducting research to develop technologies that may compete with those of BioBalance. It is possible that competitors could acquire or develop technologies that would render our technology obsolete or noncompetitive. We cannot be certain that we will be able to access the same technologies at an acceptable price, or at all.

     WE COULD BE FACED WITH POSSIBLE PRODUCT LIABILITY LOSSES AND ADVERSE PRODUCT PUBLICITY.

     BioBalance, like any other wholesaler, retailer or distributor of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims and negative publicity in the event that the use of its product results in injury. We face the risk that materials used in the manufacture of the final product may be contaminated with substances that may cause sickness or injury to persons who have used the products, or that sickness or injury to persons may occur if the product distributed by us is ingested in dosages, which exceed the dosage recommended on the product label. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on us. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding any future insurance coverage, could have a material adverse effect on us. Additionally, we are highly dependent upon consumers' perception of the safety and quality of our product as well as similar products distributed by other companies. Thus, the mere publication of reports and negative publicity asserting that such products may be harmful could have a material adverse effect on us, regardless of whether such reports are scientifically supported, regardless of whether the harmful effects would be present at the dosages recommended for such products, and regardless of whether such adverse effects resulted from failure to consume the product as directed.

     INTENSE COMPETITION MAY RESULT IN OUR INABILITY TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

     The pharmaceutical industry is highly competitive. Numerous companies, many of which are significantly larger than us, which have greater financial, personnel, distribution and other resources than us and may be better able to withstand volatile market conditions, will compete with us in the development, manufacture and marketing of probiotics for the treatment of IBS or other GI disorders. There can be no assurance that national or international companies will not seek to enter, or increase their presence in the industry. In addition, large nationally known companies (such as Novartis and GlaxoSmithKline) are in competition with us in this industry, since they have already spent millions of dollars to develop treatments for IBS or other GI disorders. Increased competition could have a material adverse effect on us, as our competitors may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

RISKS RELATING TO THE HOME HEALTH CARE BUSINESS

RECENT RULING REGARDING COMPANIONSHIP SERVICES EXEMPTION MAY IMPACT OUR ABILITY TO PROVIDE HEALTH CARE SERVICES

On July 22, 2004, the federal Second Circuit Court of Appeals issued a ruling concerning the Fair Labor Standards Act on the validity of the "companionship services" exemption from minimum wage and overtime payment requirements to paraprofessional field staff in New York State Home care providers have long relied on this exemption to provide compensation to home care aides and personal care workers with the expectation that there is no obligation for overtime pay. In September 2004, a request for a rehearing was submitted en banc for the full court. On January 13, 2005, the Court rejected the request for a rehearing on the issue. At this point, preparations are being made to submit papers to request a review of the issue before the U.S. Supreme Court. Simultaneously, a request for a stay of mandate from the Court is pending resolution at the Supreme Court level.

The implication of these changes for paying the overtime expense for the home care industry and the State will be challenges to ensuring patient continuity of care, if agencies can no longer afford to authorize overtime during an outgoing workforce shortage, and the inability of workers to secure the number of hours of work they desire, all of these factors may cause a higher cost per hour serviced thereby adversely affecting profit, ability.

     WE  ARE  INDIRECTLY  DEPENDENT  UPON  REIMBURSEMENT  BY THIRD-PARTY PAYERS;
HEALTH  CARE  REFORM  COULD  REDUCE  REVENUES.


     More than 40% of our revenues of are paid by Certified Home Health Agencies and Long-Term Home Health Care Programs, as well as other clients who receive their payments from "third- party payers," such as private insurance companies, self-insured employers and HMOs. Our revenues and profitability, like those of other home health care companies, are affected by the continuing efforts of third-party payers to contain or reduce the costs of health care by lowering reimbursement or payment rates, increasing case management review of services and negotiating reduced contract pricing. Because home care is generally less costly than hospital-based care, home nursing and home care providers have benefited from cost containment initiatives aimed at reducing the costs of medical care. However, as expenditures in the home health care market continue to grow, cost containment initiatives aimed at reducing the costs of delivering services at non-hospital sites are likely to increase. A significant reduction in coverage or payment rates of public or private third-party payers would reduce New York Health Care's revenues and profit margins. While we are not aware of any substantive changes in the Medicare or Medicaid reimbursement systems for home health care which are about to be implemented, revised budget plans of New York State or the federal government could result in limitation or reduction in the reimbursement of home care costs and in the imposition of limitations on the provision of services which will be reimbursed. Moreover, third party payers, particularly private insurance companies, may negotiate fee discounts and reimbursement caps for services we provide.

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

     CHANGES IN FEDERAL AND STATE REGULATION COULD INCREASE COSTS AND REDUCE REVENUES.

     Our home health care business is subject to substantial regulation at the state level and also under the federal Medicare and Medicaid laws. In particular, we are subject to state laws regulating home care, nursing services, health planning and professional ethics, as well as state and federal laws regarding fraud and abuse in government funded health programs. Changes in the law or new interpretations for existing laws can increase the relative costs of doing business and reduce the amount of reimbursement by government and private third-party payers. Although we have not experienced any difficulties to date complying with applicable laws, rules or regulations, our failure to obtain, renew or maintain any required regulatory approvals or licenses could have a material adverse effect on us and could prevent us from offering our existing services to patients or from further expansion. Pending legislation in both the States of New York and New Jersey could substantially impact the conduct of our home health care business and potentially adversely affect the cost of operations and available reimbursement. Under the pending legislation in New Jersey, home health care aides would be required to register with various State-funded home care councils; the home care councils would have the ability to employ home health care aides and provide referrals to consumers seeking the services of home health care aides; the State could assess and collect fees from home health care agencies to pay the costs of operating the home care councils, and the State could fix minimum wages for home health care aides, as well as place caps on permissible administrative expenses. Under the pending legislation in New York, certain reporting requirements, as well as caps on permissible administrative expenses, would be imposed. If the pending legislation becomes law in its current form, costs of operations of our home health care business in both New York and New Jersey are likely to increase, and we would not be able to conduct our home health care business in New Jersey on a profitable basis.

     INTENSE COMPETITION COULD RESULT IN LOSS OF CLIENTS, LOSS OF PERSONNEL, REDUCED REVENUES AND INABILITY TO OPERATE PROFITABLY.

     The home health care industry is marked by low entry costs and is highly fragmented and competitive. We compete for personnel with hospitals and nursing homes, and we also compete for both personnel and business with other companies that provide home health care services, most of which are large established companies with significantly greater resources, access to capital and greater name recognition than we have. Our principal business competitors include Premiere Health Services, National Home Health Care Corp., Patient Care, Inc., and Personal Touch Home Care Services, Inc. We also compete with many other small temporary medical staffing agencies. Competition for qualified paraprofessional personnel in the New York Metropolitan area is intense. We believe that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future.


     DEPENDENCE ON MAJOR CUSTOMERS AND REFERRAL SOURCES MAY RESULT IN SUBSTANTIAL DECLINES IN REVENUES IF CUSTOMERS ARE LOST.

     The development and growth of our home care and nursing businesses depends to a significant extent on our ability to establish close working relationships with hospitals, clinics, nursing homes, physician groups, HMO's, governmental health care agencies and other health care providers. Many of our contractual arrangements with customers are renewable annually. Existing relationships may not be successfully maintained and additional relationships may not be successfully developed and maintained in existing and future markets. Our 10 largest customers accounted for approximately 80.8% of gross revenues during the year ended December 31, 2004. One referral source, New York City Medicaid, was responsible for approximately 43.4% of our gross revenues for the year ended December 31, 2004. The loss of, or a significant reduction in, referrals by these sources, as well as certain other key sources, would have a material adverse effect on results of operations of our home health care business.

     LOSS OF KEY PERSONNEL MAY RESULT IN IMPAIRMENT OF THE ABILITY TO DELIVER SERVICES OR MANAGE OPERATIONS.

     Our success in the home health care business segment to a large extent depends upon the continued services of Jerry Braun, President and Chief Executive Officer of the Home Health

Care division, and Jacob Rosenberg, Vice President, Chief Operating officer and Chief Financial Officer of the Home Health Care division. Although the Company has entered into employment agreements with Messrs. Braun and Rosenberg which expire in 2009, and the Company is the sole beneficiary of a $5,000,000 life insurance policy covering Mr. Braun and a $3,000,000 life insurance policy covering Mr. Rosenberg, the loss of the services of either of these employees for any reason, including, but not limited, to a violation of their employment agreements, would damage us. The success of our home health business will also depend, in part, upon our ability in the future to attract and retain additional qualified licensed health care, operating, marketing and financial personnel. Competition in the home health care industry for qualified personnel is often intense and we may not be able to retain or hire the necessary personnel.

RISKS RELATING TO OUR COMMON STOCK

     POSSIBLE  VOLATILITY  OF COMMON STOCK MAY RESULT IN LOSSES TO SHAREHOLDERS.

     The trading price of our Common Stock has been subject to significant fluctuations and there is a limited market for our Common Stock. Over the last 12 months, the price of our Common Stock has ranged from a high of $4.50 to a low of $0.46. The price of our Common Stock is likely to continue to be affected by various factors, including but not limited to the results of our development efforts of PROBACTRIX and other products, variations in quarterly results of operations, announcements of new contracts or services or acquisitions by us or our competitors, governmental regulatory action, general trends in the industry and other factors, such as extreme price and volume fluctuations which have been experienced by the securities markets from time to time in recent years.

     OUR DELISTING FROM NASDAQ DUE TO OUR FAILURE TO SATISFY NASDAQ LISTING STANDARDS AND OUR STOCK BEING SUBJECT TO THE "PENNY STOCK" RULES HAS RESULTED IN REDUCED LIQUIDITY AND LOWER STOCK PRICE.

     Our Common Stock, which was delisted from the Nasdaq SmallCap market in April 2004 as a result of Nasdaq's public interest concerns regarding events relating to the indictments by the U.S. Attorney's Office of a former Director of the Company who was an officer of BioBalance and a consultant to BioBalance for allegedly attempting to manipulate our Common Stock, and our failure to timely hold one of our annual shareholder meetings, is now listed for trading in the OTC "pink sheets," which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). As a result, the liquidity of our Common Stock has been impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media's coverage and lower prices for our Common Stock than might otherwise be attained. There is currently a very limited volume of trading in our Common Stock and on many days there is no trading activity at all in our Common Stock. Moreover, because of the limited volume of trading, our Common Stock is more likely to fluctuate due to broad market fluctuations, general market conditions, fluctuations in our operating results, future securities offering by us, changes in the market's perception of our business, announcements made by us or our competitors and general industry conditions. Our Common Stock may not be accepted for a listing on an automated quotation system or securities exchange.

     In addition, our Common Stock is subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. The regulations relating to penny stocks could limit the ability of broker dealers to sell our Common Stock and, thus, the ability of shareholders to sell their shares in the market.

     FUTURE SALES OF SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

     We have previously issued a substantial number of shares of Common Stock, which are eligible for resale under Rule 144 of the Securities Act, and which may become freely tradable. We have registered or agreed to register a substantial number of shares of Common Stock that are issuable upon the exercise of options and warrants or that were previously issued in private transactions. If holders of options or warrants choose to exercise their purchase rights and sell shares of Common Stock in the public market, or if holders of currently restricted shares choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for the Common Stock may decline. Future public sales of shares of Common Stock may adversely affect the market price of our Common Stock or our future ability to raise capital by offering equity securities.

     ISSUANCE OF PREFERRED STOCK COULD REDUCE THE VALUE OF COMMON STOCK AND COULD HAVE ANTI-TAKEOVER EFFECTS.

     We are authorized by our certificate of incorporation to issue up to 5,000,000 shares of preferred stock, on terms which may be fixed by our board of directors without further shareholder action. There are now 590,375 shares of Series A convertible preferred stock currently issued and outstanding which can be converted, on a 1-for-2/3rds basis, into shares of Common Stock. The terms of any new series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Common Stock. The issuance of an additional series of preferred stock, depending upon the rights and preferences of such series, could make the possible takeover of our company or the removal of our management more difficult, discourage hostile bids for control of our company in which shareholders may receive premiums for their shares of Common Stock, or otherwise dilute the rights of holders of Common Stock and the market price of the Common Stock.

     WE HAVE NEVER PAID ANY DIVIDENDS ON OUR COMMON STOCK.

     We have never paid any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all earnings. The declaration and payment of future dividends, if any, will be at the sole discretion of our board of directors and will depend upon our profitability, financial condition, cash requirements, future prospects, the rights of any other classes of preferred stock, and other factors deemed relevant by the board of directors.

     SHARES OF OUR COMMON STOCK ISSUED IN CONNECTION WITH OUR ACQUISITION OF BIOBALANCE MAY HAVE BEEN ISSUED WITHOUT COMPLYING WITH CERTAIN STATE SECURITIES LAWS.

     During October 2003, it was determined that certain of the shares of common stock that we issued to holders of BioBalance stock in connection with our January 2003 acquisition of BioBalance may not have been exempt from the registration or qualification requirements of the state securities laws of certain of the states where the holders of BioBalance stock then resided although they were registered under the Securities Act of 1933, as amended. Although we are unable to quantify the actual number of shares involved that are still owned by the original recipients of our shares in the acquisition, the per share purchase price paid by the BioBalance holders for the shares they exchanged in the acquisition ranged from $.03 to $3.00 per share and we currently believe that the purchase price paid by such persons who might have certain statutory rescission rights does not exceed approximately $345,000, exclusive of any penalties or interest, although no assurance can be given that any such claims will not exceed this amount. We cannot determine the effect, if any, on our operations or financial condition that may occur from the failure to register or qualify these shares under applicable state securities laws. If it is determined that we offered securities without properly registering or qualifying them under state laws, or securing exemption from registration, regulators could impose on us monetary fines or other sanctions as provided under these laws. We are unable to estimate the amount of monetary fines, if any, or the nature or scope of any sanctions at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent Registered Public Accounting Firms' report thereon of Weiser LLP, for the year ended December 31, 2004, 2003 and from Holtz Rubenstein Reminick
LLP for the year ending December 31, 2002, appears herein. See Index to Financial Statements appearing on page 77.

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

ITEM 9B.  OTHER INFORMATION:

Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  executive  officers  and  directors  of  the  Company  are as follows:

Name                 Age                  Position
-------------------  ---  ----------------------------------------
Dennis M. O'Donnell   49  Director, Chief Executive Officer, Chief
                          Financial Officer and Secretary of the
                          Company and President & CEO
                          of The BioBalance Corporation

Fred E. Nussbaum      57  Director

Mordecai H. Dicker    44  Director

Mark Gray             46  Director

     Dennis O'Donnell has been a director of the Company since January 2004, Chief Operating Officer of the Company's BioBalance subsidiary since May 2003 and President of BioBalance since November 2003 and on February 24, 2005, he became the Company's Chief Executive Officer and Secretary. Mr. O'Donnell has more than 20 years of general management, marketing and business development experience in the pharmaceutical, consumer healthcare and nutritional industries, principally with Wyeth (formerly American Home Products) from 1983 to 2002, including as manager of the Wyeth's Respiratory and GI/Topicals Divisions from 1994 to 1996; Senior Vice President of Global Business Development & Strategic Planning for Wyeth's OTC Drug Division from 1996 to 1998 (where he identified drugs, devices and medical foods for potential acquisition); and Executive Vice President and General Manager of Wyeth's Solgar division, a manufacturer of premium dietary supplements, probiotics and specialty nutritional products. From February 2002 to April 2003, he was a consultant to the pharmaceutical and consumer healthcare industries. Mr. O'Donnell is a registered pharmacist, with a B.S. in Pharmacy from St. John's University and an MBA in Marketing & Finance from New York University's Stern School of Business.

     Fred E. Nussbaum has been a director of the Company since January 2004. Mr. Nussbaum became Chairman of the Board of the Company in February 2005. Mr. Nussbaum is licensed as a certified public accountant in New York and has, for more than the past five years, provided accounting and auditing services to individuals, partnerships, corporations and not-for-profit and charitable organizations. From 1997 to 1999 Mr. Nussbaum was the Chief Financial Officer of DEB-EL Foods Corporation, a large producer of eggs and egg-based products in the Northeast. Mr. Nussbaum is a member of the American Institute of Certified Public Accountants as well as the New York State Society of Certified Public Accountants. He has a BBA from the Bernard M. Baruch College of the City University of New York.

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

     Directors hold office until the next annual meeting of the stockholders and/or until their successors have been duly elected and qualified, or until death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board. There is no family relationship between any of the Company's directors or its executive officers.

AUDIT COMMITTEE

     The Board of Director has a standing Audit Committee. The members of the Audit Committee are Mordecai Dicker, Mark Gray and Fred E. Nussbaum. Fred E. Nussbaum serves as Chairman of the Audit Committee and as the Audit Committee financial expert. The Board has determined that each member of the Audit Committee, including the Company's audit committee expert, is "independent," as that term is defined in the applicable SEC rules and would also be independent under NASD Marketplace rules.

SECTION 16(a) COMPLIANCE REPORTING

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and holders of more than 10% of the Company's common stock to file reports with the SEC about their ownership of common stock and other securities of the Company. These persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to identify anyone who filed a required report late during 2004.

     Based solely on our review of forms we received and written representations from reporting persons stating that they were not required to file these forms, the Company believes, that during 2004, all Section 16(a) filing requirements were satisfied on a timely basis.

CODE OF ETHICS

     The Company has adopted a Code of Ethics for Senior Financial Officers which applies to the Company's Chief Executive Officer and Chief Financial and Principal Accounting Officer. A copy of this Code was filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2002, 2003 and 2004, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those fiscal years, to the Company's Chief Executive Officer and to each of the three other most highly compensated executive officers of the Company and its BioBalance subsidiary, whose total salary and bonuses for the fiscal year 2004, in all capacities in which served, was $100,000 or more (collectively, the "Named Executive Officers"):

                                ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                -------------------                       ----------------------
NAME AND
PRINCIPAL                                                   OTHER         SECURITIES
POSITION                                                    ANNUAL        UNDERLYING        ALL OTHER
                                   SALARY      BONUS     COMPENSATION    OPTIONS/SARS     COMPENSATION
                            YEAR     ($)        ($)          ($)                               ($)
                            -----------------------------------------------------------------------------
Jerry Braun (6)             2004  $ 341,026  $ 276,325  $    49,823(1)  200,000 Shares  $      634,789(3)
  President and Chief       2003  $ 333,872  $  35,000  $    44,085(1)  200,000 Shares  $      412,500(3)
  Executive Officer         2002  $ 325,200  $ 405,000  $    48,395(1)                  $            0
---------------------------------------------------------------------------------------------------------
Jacob Rosenberg (6)
  Chief Operating Officer   2004  $ 288,560  $ 271,340  $    47,862(2)  200,000 Shares  $      535,737(3)
  and Chief Financial       2003  $ 257,557  $  30,000  $    46,447(2)  200,000 Shares  $      337,500(3)
  Officer                   2002  $ 242,815  $ 401,000  $    50,582(2)                  $            0
---------------------------------------------------------------------------------------------------------
Dennis O'Donnell (5)
  President and Chief       2004  $ 200,000  $       0  $    20,321(4)  150,000 Shares  $              0
  Operating Officer of      2003  $ 126,923  $       0  $    12,198(4)  200,000 Shares  $              0
  BioBalance                2002  $       0  $       0  $         0                     $              0
---------------------------------------------------------------------------------------------------------


(1) Includes $35,518, $31,081 and $25,720 of medical insurance premiums paid on behalf of such individual for the fiscal years 2004, 2003 and 2002, respectively, $4,305, $3,004 and $12,675 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for the fiscal years 2004,2003 and 2002 and $10,000 in expense allowance for the fiscal years ended 2004, 2003 and 2002.

(2) Includes $35,518, $31,081 and $25,720 of medical insurance premiums paid on behalf of such individual for the fiscal years 2004,2003 and 2002, respectively, $2,344,$5,366 and $14,862 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the fiscal years 2004,2003 and 2002 and $10,000 in expense allowance for the fiscal years ended 2004, 2003 and 2002.

(3) Change in control payment. This change in control took place with the merging of the Company and BioBalance on January 2, 2003.

(4) Includes $20,321 and $12,198 for medical insurance premiums paid on behalf of such individual for the fiscal years 2004 and 2003, respectively.

(5) Dennis O'Donnell became President of BioBalance on November 26, 2003. On February 24, 2005, he became the Company's Chief Executive Officer and Secretary.

(6) Messrs. Braun and Rosenberg resigned as executive officers and directors of the Company on February 24, 2005.

OPTION/SAR GRANTS IN 2004

The following table provides certain information with respect to stock options granted to the Named Executive Officers in 2004.

                                     INDIVIDUAL GRANTS

-------------------------------------------------------------------------------------------
                   Number of      % of Total
                   Securities    Options/SARs
                   Underlying     Granted to                                    Grant Date
                  Options/SARs   Employees in     Exercise Price   Expiration    Present
Name                Granted     Fiscal Year (1)  Per Share ($/sh)     Date      Value (2)
-------------------------------------------------------------------------------------------

Jerry Braun            200,000           36.36%              2.13    01/28/14  $    248,940
Jacob Rosenberg        200,000           36.36%              2.13    01/28/14  $    248,940

Dennis O'Donnell       100,000           18.18%               .50    09/13/14  $     32,000
                        50,000            9.09%              2.13    01/28/14  $     62,235

(1) Based on the total number of options granted to employees of the Company in 2004, including the Named Officers.

(2) Estimated fair value of each option grant on the date of grant was determined by use of the Black-Scholes option pricing model.


STOCK OPTION EXERCISES AND YEAR END VALUES

The following table sets forth, for the Named Executive Officers, the number of shares covered by stock options as of December 31, 2004, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2004. No options were exercised by the Named Officers in 2004.

                                                        Number of
                                                       Securities           Value of
                                                       Underlying         Unexercised
                                                       Unexercised       In- the-Money
                                                     Options/SARs at    Options/SARs at
                                                     Fiscal Year-End    Fiscal Year-End
                  Shares Acquired                     Exercisable/        Exercisable/
Name                on Exercise    Value Realized     Unexercisable      Unexercisable
----------------------------------------------------------------------  ----------------
Jerry Braun                                              862,496/0 Shs  $              0


Jacob Rosenberg                                          799,996/0 Shs  $              0

Dennis O'Donnell                                   216,667/133,333 Shs  $              0


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

EMPLOYMENT AGREEMENTS OF THE NAMED EXECUTIVE OFFICERS; CHANGE IN CONTROL ARRANGEMENTS

The Company entered into amended employment agreements with Messrs. Jerry Braun and Jacob Rosenberg for employment terms that expire on December 26, 2009. Messrs. Braun and Rosenberg served as executive officers of the Company until February 24, 2005, and continue to serve as officers of the Company's home health care division.

Mr. Braun's amended agreement provides for his service as President and Chief Executive Officer in consideration of (i) initial annual base compensation of $233,000 and annual salary increases of 10%; (ii) reimbursement of business expenses; (iii) participation in the Company's bonus, 401(k) and stock option plans; (iv) $750 per month automobile leasing cost allowance and reimbursement of automobile insurance and maintenance costs; (v) $10,000 per year allowance for the cost of insurance and other items (which has been in effect since January 2002); and (vi) 48 days of compensated absences per year. Mr. Braun's current annual base compensation under the amended agreement is approximately $375,000. Mr. Braun resigned as an executive officer and director of the Company on February 24, 2005. Mr. Braun will continue to be employed by the Company as the President of its Home Health Care division. Other than his ceasing to be an executive officer and director, his employment agreement remains in effect.

Mr. Rosenberg's employment agreement has the same general terms and conditions as Mr. Braun's, except that he serves as Vice President, Secretary and Chief Operating Officer, and his initial annual base compensation was approximately $186,000. Mr. Rosenberg's current annual base compensation under the agreement is approximately $300,000. Mr. Rosenberg resigned as an executive officer and director of the Company on February 24, 2005. Mr. Rosenberg will continue to be employed by the Company as the Vice President of its Home Health Care division. Other than his ceasing to be an executive officer and director, his employment agreement remains in effect.

These employment agreements also provide additional benefits if a "change of control" of the Company occurs. A "change of control" is deemed to have occurred if:

- the Company enters into an agreement for its merger or consolidation with another corporation or for the sale of all or substantially all of it's assets, followed by termination of the executive's employment within 12 months;

- persons, other than the Company's then current stockholders, acquire (1) a majority in book value of the Company's assets, (2) a majority of its common stock, (3) the power to designate a majority of the Company's Board of Directors, or (4) otherwise acquire the ability to control the Company's management; or

- any other event (or series of events) occurs which, in the opinion of the Company's board of directors, will, or is likely to, if carried out, result in a change of control of the Company. In the event of a change of control,

- the unexercised stock options of each executive will immediately vest and be exercisable in full;

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

     All "change of control" compensation is limited by each employment agreement, to the extent the compensation may qualify as a "parachute payment" under Section 280G of the Internal Revenue Code, to the maximum amount that may be paid to that executive without any part of that compensation being deemed to be an "excess parachute payment." That maximum amount is generally determined by multiplying the average of the executive's annual base salary and bonus for the previous five years by a factor of three. A change of control took place on January 2, 2003 when the Company merged with BioBalance and the Company recorded a liability of $1,940,526. The change of control provision is still contained in their employment agreements and may, under certain circumstances, be triggered again upon the occurrence of another change of control event.

     Messrs. Braun and Rosenberg also participate, together with all other salaried employees of the Company's home healthcare business, in a bonus plan pursuant to which 10% of the annual pre-tax net income of the Company's home healthcare business income is contributed to a bonus pool which is distributable to these employees in amounts determined by the Company's Compensation Committee.

     Mr. O'Donnell is party to a three-year employment agreement pursuant to which he will serve as BioBalance's Chief Executive Officer until May 3, 2006. Mr. O'Donnell will also agree to serve, if requested, as one of the Company's officers and to be nominated or appointed as a member of the Company's Board of Directors. Under the agreement, Mr. O'Donnell's base annual salary was $200,000, which increased to $225,000 upon the completion of the Offering. In addition, Mr. O'Donnell received a ten-year option to purchase 200,000 shares of the Company's common stock under the Company's existing stock option plan at an exercise price of $2.48. An additional option to purchase 50,000 shares of the Company's common stock at its then fair market value will be granted each year during the term of the agreement. Mr. O'Donnell is entitled to bonus payments upon the satisfaction of specified financial performance criteria, certain lump-sum payments upon the occurrence of certain change of control events, and insurance and other benefits. In September 2004, Mr. O'Donnell received 50,000 ten-year options under his employment agreement and an additional 50,000 ten-year options as a bonus, with an exercise price of $0.50. In 2004, Mr. O'Donnell was awarded a bonus of $66,667 in accordance with the term in his contract. This amount was accrued on the books at December 31, 2004.

SAVINGS AND EQUITY COMPENSATION PLANS

401(K) PLAN

     The Company maintains an Internal Revenue Code Section 401(k) salary deferral savings plan (the "Plan") for all of its eligible New York home health care division employees who have been employed for at least one year and are at least 21 years old (effective July 1, 1996, field staff employees at the Company's Orange County branch office in Newburgh, New York ceased being eligible to participate in the Plan). Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the Plan, the Company may make matching contributions on behalf of the pre-tax contributions made by participants.

EQUITY COMPENSATION PLANS

The following table summarizes with respect to options and warrants under the Company's equity compensation plans at December 31, 2004:

                                                                  NUMBER OF SECURITIES
                      NUMBER OF SECURITIES  WEIGHTED-AVERAGE    REMAINING AVAILABLE FOR
                       TO BE ISSUED UPON    EXERCISE PRICE OF    FUTURE ISSUANCE UNDER
                          EXERCISE OF          OUTSTANDING     EQUITY COMPENSATION PLANS
                      OUTSTANDING OPTIONS,  OPTIONS, WARRANTS    (EXCLUDING SECURITIES
PLAN CATEGORY         WARRANTS AND RIGHTS      AND RIGHTS       REFLECTED IN COLUMN (A))
--------------------  --------------------  -----------------  --------------------------
Equity compensation            2,058,333               2.03                  2,611,167
plans approved by
security holders(1)

Equity compensation              794,786               2.56
plans not approved
by security
holders(2)

    Total                      2,853,119

(1) Represents shares of the Company's common stock issuable pursuant to the Company's Performance Incentive Plan, as amended (the "Option Plan"). Does not include the 500,000 options granted to each of Messrs. Braun and Rosenberg on February 24, 2005. The Company's board of directors and stockholders approved and adopted the Option Plan in March 1996. The Company's stockholders approved amendments to the Option Plan (previously adopted by the board of directors) in 1998, 1999, 2000 and 2002. Under the terms of the amended Option Plan, as amended, up to 4,712,500 shares of common stock may be granted at December 31, 2004. The Option Plan is administered by the standing compensation committee (the "Committee") of the board of directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.
     Options become exercisable in whole or in part from time to time as determined by the Committee, but in no event may a stock option be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior to the end of the period. Stock options have a maximum term of 10 years from the date of grant, except that the maximum term of an incentive stock options granted to an employee who, at the date of grant, is a holder of more than 10% of the outstanding common stock (a "10% holder") may not exceed five years from the date of the grant. The exercise price of an incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value per share of the common stock at the date of grant, except that the exercise price of an incentive stock options granted to a 10% holder may not be less than 110% of the fair market value. The exercise price of options must be paid in full on the date of exercise and is payable in cash or in shares of Common Stock having a fair market value on the exercise date.

(2) Includes 62,500 shares of common stock issuable upon exercise of a non-plan option granted to an executive officer of the Company in 1996 at an exercise price of $4.50 per share which expires in 2006, 80,834 shares of common stock issuable upon exercise of warrants granted to non-employee directors at exercise prices not less than 100% of the fair market value per share of the common stock at the respective dates of grant and generally expiring three to 10 years from the date of grant, 330,000 shares of common stock issuable upon exercise of warrants issued to consultants in consideration for services performed or to be for the Company or BioBalance at exercise prices not less than 100% of the fair market value per share of the common stock at the respective dates of grant; and 321,452 shares of common stock issuable upon exercise of non-plan options and warrants issued by the Company in exchange for non-plan options and warrants issued by BioBalance in connection with the Company's acquisition of BioBalance.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          MANAGEMENT

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 28, 2005, by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock,(ii) each Named Executive Officer, (iii) each of the Company's directors and (iv) all officers and directors as a group:

                                          Shares        Percentage
Name and Address of                    Beneficially      of Stock
Beneficial Owner (1)                     Owned(l)     Outstanding(l)
-------------------------------------  -------------  --------------

Dennis O'Donnell (4)                         427,368           1.29%



Fred E. Nussbaum (5)                                              *

Mark Gray  (6)                                                    *



Mordecai Dicker  (7)                                              *

Jerry Braun (2)                            2,139,454           6.51%

Jacob Rosenberg (3)                        1,694,761           5.22%

Pinchas Stefansky (8)                      2,024,000           6.16%
Hershey Holdings
Leon House
Secretary's Lane
P.O. Box 450, Gibraltar

Douglas Andrew Ryan (9)                    1,800,000           5.48%
Birizma Associates
c/o Tallhurst Ltd.
P.O. Box 795, Gibraltar

Bernard Korolnick (10)                     1,729,208           5.26%
KPT Partners
c/o Alton Management
Splelhof 14A, Postach 536
8750 Glarus, Switzerland

Rivvi Rose (11)                            1,950,000           5.93%
Nekavim Investors
1/1 Library Run
P.O. Box 317, Gibraltar

All executive officers and directors         427,368           1.29%
as a group (4)
_____________________________
* Less than one percent (1%).



(1) The shares of Common Stock owned by each person or by the group, and the shares included in the total number of shares of Common Stock outstanding, have been adjusted in accordance with Rule 13d-3 under the Securities
     Exchange Act of 1934, as amended, to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership unless otherwise indicated, the address of each shareholder is c/o the Company.

(2) Includes a total of 1,362,496 shares issuable upon the exercise of stock options granted to Mr. Braun and 147,594 Shares issuable upon the conversion of shares of Class A Convertible Preferred Stock.

(3) Includes a total of (i) 1,299,996 shares issuable upon the exercise of stock options granted to Mr. Rosenberg, (ii) 73,797 Shares issuable upon the conversion of his shares of Class A Convertible Preferred Stock (iii) 120,968 shares and 60,484 warrants of common stock owned by his wife.

(4) Includes a total of 350,000 shares issuable upon the exercise of stock options granted to Mr. O'Donnell and also 8,064 shares issuable upon the exercise of warrants.

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

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On July 15, 2004, the Company executed the Purchase Agreement providing for the sale of the assets of its home healthcare business to the LLC, a company controlled by Messrs. Braun and Rosenberg, who at the time were the Company's chief executive officer and chief operating officer, for consideration of $2.7 million in cash, the assumption of all of the liabilities and obligations with respect to the home healthcare business and the forgiveness of certain future obligations that may be due to these individuals pursuant to employment agreements each of them has with the Company. On April 11, 2005, with the consent of Messrs. Braun, Rosenberg and the LLC, the Company entered into an agreement to sell the NJ Business to Accredited Health, a subsidiary of National for $3.0 million. There are ongoing discussions regarding the sale of the remaining portion of the assets of the Company's home healthcare business to the LLC.

On February 24, 2005, the Company consummated the Offering. In connection with the consummation of the Offering, Braun and Rosenberg, who were at the time executive officers of the Company, at the request of the Placement Agent for the Offering, resigned irrevocably as directors and executive officers of the Company. In connection with Braun and Rosenberg's agreement with the Placement Agent, in order to secure the obligations of the Company and its subsidiary to
(i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to the LLC, pursuant to the terms of the Purchase Agreement or (ii) to comply with any future payment obligations the Company to Braun and Rosenberg under their respective employment agreements with the Company, the Company entered into the Security Agreement, on February 24, 2005, which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provided for the deposit of up to $3.55 million in cash collateral (the "Collateral"). None of the assets of BioBalance will be used as Collateral to secure the Company's obligations to Braun and Rosenberg.

At the close of business on February 24, 2005: (i) Mr. Braun resigned as a director and as the Company's Chief Executive Officer and President and (ii) Mr. Rosenberg resigned as a director and as the Company's Vice President, Chief
Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary. Mr. Braun continues to be employed by the Company as the President of its home healthcare division and Mr. Rosenberg continues to be employed by the Company as the Vice President of the Company's home healthcare division. Other than their ceasing to be officers and directors of the Company, and the resulting changes in their duties and responsibilities, their respective employment agreements with the Company remain in effect. In addition, Messrs. Braun and Rosenberg have board observer rights with respect to the Company's board of directors until such time as the Asset Sale is consummated. Pursuant to the terms of their respective employment agreements, as a result of their resignations from the Company's Board of Directors, on February 24, 2005, each of Braun and Rosenberg received the Options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.85 per share, pursuant to the Company's Performance Incentive Plan.

On March 23, 2005, the security interest that was granted pursuant to the Security Agreement was terminated and Messrs. Braun and Rosenberg agreed that the Company could enter into an agreement with a third party for the sale of the New Jersey portion of the Company's home health care operations under specified conditions without being in breach of the Purchase Agreement. The LLC has also consented to the sale. The Company entered into an agreement to sell the NJ Business to Accredited Health on April 11, 2005. See - Recent Developments for a more detailed explanation of the above transactions.

ITEM 14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

     The following table presents fees for professional audit services rendered by Weiser LLP and Holtz Rubensrein Reminick LLP for the audit of the Company's annual financial statements for the years ended December 31, 2004, 2003 and 2002:

                         Fiscal 2004   Fiscal 2003   Fiscal 2002
                        ------------  ------------  ------------
Audit Fees(1)          $    442,757  $    165,000  $     97,000
Audit-Related Fees(2)       105,139        95,000        36,000
Tax  Service Fees(3)         58,377        35,000         6,000
All Other Fees(4)

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

(4) No other fees for professional services rendered to the Company during the fiscal 2004, 2003 and 2002 were billed by Weiser LLP, other than the services reported above.

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

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements: See Index to Financial Statements on page 54 of this report for financial statements and supplementary data filed as part of this report.

(2)  Financial Statement Schedules
     Schedule II - Valuation and Qualifying Accounts for each of the years ended December 31, 2004, 2003 and 2002.

(3)  Exhibits:
     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

                           NEW YORK HEALTH CARE, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NEW YORK HEALTH CARE, INC.:

Consolidated  Financial  Statements:

     Report of Independent  Registered Public Accounting Firm
     for the years ended December 31, 2004 and 2003                           F-1

     Report  of Independent Registered Public Accounting Firm
     for the year ended December  31,  2002                                   F-2

     Consolidated Balance Sheets at December 31, 2004 and 2003                F-3

     Consolidated Statements of Operations for the years ended
         December 31, 2004, 2003 and 2002                                     F-4

     Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2004, 2003 and 2002                                     F-5

     Consolidated Statements of Cash Flows for the years ended
         December 31, 2004, 2003 and 2002                                     F-6

     Notes to Consolidated Financial Statements                           F-7 - F-31

     Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts                      F-32

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM



The  Board  of  Directors
New  York  Health  Care,  Inc.

We have audited the accompanying consolidated balance sheets of New York Health Care, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Health Care, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited the financial statement Schedule II for the years ended December 31, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Weiser  LLP

April  11,  2005
New  York,  NY

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


             Report of Independent Registered Public Accounting Firm


Board  of  Directors  and  Stockholders
New  York  Health  Care,  Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows, and financial statement Schedule II (Valuation and Qualifying Accounts) of New York Health Care, Inc. (formerly The Bio Balance Corporation) for the year ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United Stares). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of New York Health Care, Inc., (formerly The Bio Balance Corporation) for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/  HoltzRubenstein  Reminick  LLP

Holtz  Rubenstein  Reminick  LLP
Melville,  New  York
March  4,  2003

                      NEW YORK HEALTH CARE , INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                         ASSETS

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                2004           2003
                                                            -------------  -------------
Current assets:
   Cash and cash equivalents                                $  2,186,756   $  7,337,896
   Due from lending institution                                  566,523        208,721
   Accounts receivable, net of allowance for uncollectible
      amounts of $460,000 and $397,000, respectively           8,656,311      6,577,283
   Unbilled services                                              65,627        100,114
   Prepaid expenses and other current assets                     466,625        319,195
                                                            -------------  -------------
       Total current assets                                   11,941,842     14,543,209

Property and equipment, net                                       87,006        145,898
Goodwill, net                                                    900,587        900,587
Other intangible assets, net                                   3,496,295      5,971,622
Other assets                                                      77,465         67,652
                                                            -------------  -------------
       Total assets                                         $ 16,503,195   $ 21,628,968
                                                            =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                          $  1,328,127   $  1,786,044
   Accounts payable and accrued expenses                       7,326,115      5,849,732
   Due to HRA                                                  5,264,695      3,756,507
   Due to related parties                                              -      1,190,526
   Income taxes payable                                                -         24,394
                                                            -------------  -------------
       Total current liabilities                              13,918,937     12,607,203
                                                            -------------  -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; Class A Preferred, 590,375 shares
      authorized, issued and outstanding                           5,904          5,904
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 24,943,821 shares issued and
       24,939,776 outstanding.                                   249,438        249,438
   Additional paid-in capital                                 32,313,470     32,679,292
   Accumulated deficit                                       (29,975,081)   (23,903,396)
   Less: Treasury stock (4,045 common shares at cost)             (9,473)        (9,473)
                                                            -------------  -------------
       Total shareholders' equity                              2,584,258      9,021,765
                                                            -------------  -------------
       Total liabilities and shareholders' equity           $ 16,503,195   $ 21,628,968
                                                            =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended      Year Ended      Year Ended
                                                       December 31,    December 31,    December 31,
                                                           2004            2003            2002
                                                      --------------  --------------  --------------
Net patient service revenue                           $  48,854,358   $  45,060,449   $           -
                                                      --------------  --------------  --------------
Expenses:
    Professional care of patients                        39,214,216      36,106,721               -
                                                      --------------  --------------  --------------
    General and administrative
        (excluding noncash compensation)                 12,052,255       9,941,923         810,427
    Noncash compensation                                      4,127       1,307,119          19,414
                                                      --------------  --------------  --------------
        Total general and administrative expenses        12,056,382      11,249,042         829,841
                                                      --------------  --------------  --------------

    Product development
        (excluding noncash compensation)                  1,426,423         956,262         354,616
    Noncash compensation                                   (369,949)        284,340               -
                                                      --------------  --------------  --------------
        Total product development                         1,056,474       1,240,602         354,616
                                                      --------------  --------------  --------------

    Goodwill impairment                                           -      17,869,339               -
    Impairment of intangible assets                       1,740,326               -               -
    Bad debts expense                                        90,400          50,250               -
    Depreciation and amortization                           871,710         606,747         214,600
                                                      --------------  --------------  --------------

        Total operating expenses                         55,029,508      67,122,701       1,399,057
                                                      --------------  --------------  --------------

Loss from operations                                     (6,175,150)    (22,062,252)     (1,399,057)

Non-operating income (expenses):
   Interest income                                           69,877          51,255               -
   Interest expense                                         (29,538)         (2,173)              -
                                                      --------------  --------------  --------------
Non-operating income (expenses), net                         40,339          49,082               -
                                                      --------------  --------------  --------------

Loss before (benefit) provision for income taxes         (6,134,811)    (22,013,170)     (1,399,057)

(Benefit) provision for income taxes:
Current                                                     (63,126)         39,000               -
                                                      --------------  --------------  --------------

Net loss                                              $  (6,071,685)  $ (22,052,170)  $  (1,399,057)
                                                      ==============  ==============  ==============

Basic and diluted loss per share                      $       (0.24)  $       (0.91)  $       (0.07)
                                                      --------------  --------------  --------------

Weighted and diluted average shares outstanding          24,939,776      24,283,907      20,562,131
                                                      ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                               Common Stock      Preferred Stock   Additional      Treasury Stock                        Total
                           --------------------  ----------------    Paid-In     -------------------   Accumulated   Shareholders'
                             Shares    Amount    Shares   Amount     Capital      Shares    Amount       Deficit        Equity
                           ----------  --------  -------  -------  ------------  --------  ---------  -------------  -------------
Balance at
January 1, 2002            19,700,667  $197,007        -  $     0  $ 3,056,928         -   $      -   $   (452,169)  $  2,801,766

Common stock
issued for cash             1,415,827    14,158        -        -    3,473,986         -          -              -      3,488,144

Amortization of
unearned compensation               -         -        -        -       19,414         -          -              -         19,414

Net loss                            -         -        -        -            -         -          -     (1,399,057)    (1,399,057)
                           ----------  --------  -------  -------  ------------  --------  ---------  -------------  -------------
BALANCE AT
DECEMBER 31, 2002          21,116,494   211,165        -        -    6,550,328         -          -     (1,851,226)     4,910,267

Common stock issued
for cash, net                 327,327     3,273        -        -    1,010,535         -          -              -      1,013,808

Reverse acquisition on
January 2, 2003             2,500,000    25,000  590,375    5,904   19,940,579    24,846    (31,483)             -     19,940,000

Revaluation of options
/warrants as part of
reverse acquisition                 -         -        -        -      721,100         -          -              -        721,100

Common stock
Issued for purchase
of intangible assets
on August 20, 2003          1,000,000    10,000        -        -    3,590,000         -          -              -      3,600,000

Issuance of treasury
Stock (during Sept 2003)
pursuant to the exercise
of options at an average
exercise price of $.86              -         -        -        -       (3,969)  (20,001)    21,170              -         17,201

Issuance of treasury
stock (during Oct 2003)
pursuant to the exercise
of options at an average
exercise price of $1.50             -         -        -        -          360      (800)       840              -          1,200

Warrants earned
for service                         -         -        -        -      870,359         -          -              -        870,359

Net Loss                            -         -        -        -            -         -          -    (22,052,170)   (22,052,170)
                           ----------  --------  -------  -------  ------------  --------  ---------  -------------  -------------
BALANCE AT
DECEMBER 31, 2003          24,943,821   249,438  590,375    5,904   32,679,292     4,045     (9,473)   (23,903,396)     9,021,765
Warrants earned
for service                         -         -        -        -       15,743         -          -              -         15,743

Reduction of
compensation expense
due to revaluation
of options/warrants                 -         -        -        -     (381,565)        -          -              -       (381,565)

Net loss                            -         -        -        -            -         -          -     (6,071,685)    (6,071,685)
                           ----------  --------  -------  -------  ------------  --------  ---------  -------------  -------------
BALANCE AT
DECEMBER 31, 2004          24,943,821  $249,438  590,375  $ 5,904  $32,313,470     4,045   $ (9,473)  $(29,975,081)  $  2,584,258
                           ==========  ========  =======  =======  ============  ========  =========  =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.
The above statements give retroactive effect to change in par value from $.0001 to $.01, due to reverse merger.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended      Year Ended      Year Ended
                                                                    December 31,    December 31,    December 31,
                                                                        2004            2003            2002
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
   Net loss                                                        $  (6,071,685)  $ (22,052,170)  $  (1,399,057)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Impairment of intangible assets                               1,740,326
         Goodwill impairment                                                   -      17,869,339               -
         Noncash compensation                                           (365,822)      1,591,459          19,414
         Depreciation and amortization                                   871,710         606,747         214,600
         Bad debts expense                                                90,400          50,250               -
         Changes in operating assets and liabilities
         net of effects of purchase of subsidiary:
            Increase in accounts receivable and unbilled services     (2,134,953)     (1,352,003)              -
            Increase in prepaid expenses and other current assets       (147,430)        (98,231)        (25,842)
            Increase in due from lending institution                    (357,802)        (55,896)              -
            (Increase)decrease in other assets                            (9,813)          8,927               -
            (Decrease)increase in accrued payroll                       (457,917)        588,269         120,000
            Increase in accounts payable and accrued expenses          1,476,383       1,977,474         112,112
            Increase in due to HRA                                     1,508,188       1,824,710               -
            Decrease in due to related parties                        (1,190,526)       (750,000)              -
                                                                                                   --------------
            (Decrease)increase in income tax payable                     (24,394)         24,394               -
                                                                   --------------  --------------  --------------
               Net cash (used in) provided by
                  operating activities                                (5,073,335)        233,269        (958,773)
                                                                   --------------  --------------  --------------

Cash flows from investing activities:
        Net cash acquired from purchase of subsidiary                          -       3,548,658               -
        Acquisition of property and equipment                             (8,495)        (50,724)              -
        Acquisition of intangible assets                                 (69,310)       (422,613)       (148,723)
        Increase in other assets                                               -               -         (13,333)
        Decrease (increase) in restricted cash                                 -         100,000        (100,000)
        Increase in deferred merger cost                                       -               -        (248,363)
                                                                   --------------  --------------  --------------
   Net cash (used in) provided by  investing activities                  (77,805)      3,175,321        (510,419)
                                                                   --------------  --------------  --------------

Cash flows from financing activities:
       Exercise of options                                                     -          18,401               -
       Payments on lease obligation payable                                    -         (18,281)              -
       Proceeds of issuance of common stock                                    -       1,013,808       3,488,144
       Decrease (increase) in subscription receivable                          -         290,000        (290,000)
                                                                   --------------  --------------  --------------
  Net cash provided by financing activities                                    -       1,303,928       3,198,144
                                                                   --------------  --------------  --------------

  Net (decrease) increase in cash and cash equivalents                (5,151,140)      4,712,518       1,728,952

  Cash and cash equivalents at beginning of year                       7,337,896       2,625,378         896,426
                                                                   --------------  --------------  --------------

  Cash and cash equivalents at end of year                         $   2,186,756   $   7,337,896   $   2,625,378
                                                                   ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

New York Health Care, Inc. ("New York Health Care") was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The BioBalance Corporation, ("BioBalance") a Delaware Corporation, was formed in May 2001. BioBalance is a specialty pharmaceutical company focused on the development of proprietary biotherapeutic agents for various gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing accelerated prescription drug development of its lead product, PROBACTRIX(TM) by filing an investigational new drug ("IND") application for the prevention and/or treatment of pouchitis. There can be no assurance that BioBalance will be successful in marketing any such products. The consolidated entity, collectively referred to as the "Company", includes BioBalance and New York Health Care, Inc. and its wholly owned subsidiary NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"). All significant intercompany balances and transactions have been eliminated.

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


COMPANY DEVELOPMENTS:

In November 2003, the Company learned that an individual then serving as a director of the Company and president of BioBalance (Mr. Stark) and another individual then serving as a consultant (Mr. Grossman) to BioBalance were the subjects of a federal indictment alleging that they conspired to manipulate the price and demand for the Company's common stock by offering to pay a bribe, consisting of warrants to purchase 500,000 shares of the Company's common stock and causing the Company's board of directors to approve the issuance of the warrants by disguising the warrants as compensation to an outside consultant to be engaged to perform financial advisory services for BioBalance. At the Company's request, the then director of the Company and president of BioBalance resigned from all positions with the Company and the Company's Board of Directors authorized an independent internal investigation regarding the subject matter of the indictment.

In November 2003, the board also authorized suspension of the warrants referred to in the indictment and a stock option to purchase 100,000 shares of common stock granted to Mr. Stark and the termination of a consulting agreement between BioBalance and Emerald Asset Management, Inc., a company owned and controlled by Mr. Grossman, and appointed Dennis O'Donnell, BioBalance's Chief Operating Officer, as President of BioBalance.

The law firm retained by the Company to conduct the independent internal investigation found no evidence that any current officer, director or employee of the Company knew of, or participated in, any alleged attempt to manipulate the Company's common stock and, concluded that the Company responded properly to the indictment based on the information at the time available to the Company.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 13, 2004, the Company executed a non-binding letter of intent with executive officers of the Company who have since resigned (see below), for the acquisition of its home healthcare business, subject to satisfaction of a number of conditions, including execution of a definitive acquisition agreement, obtaining various corporate and regulatory approvals, including stockholder approval, obtaining an acceptable fairness opinion and receipt by the Company of at least $4 million to finance its remaining operations. On July 15, 2004, the Company executed a definitive agreement (the "Purchase Agreement") for the sale of the assets of its home healthcare business to a company controlled by its chief executive officer and chief operating officer for consideration of $2.7 million in cash, the assumption of all of the liabilities and obligations with respect to the home healthcare business and the forgiveness of certain future obligations that may be due to them pursuant to Employment Agreements each of them has with the Company. The sale is subject to the satisfaction of a number of conditions including obtaining shareholder and regulatory approvals; such conditions had not been satisfied as of April 11, 2005. As noted below, on April 11, 2005 the company entered into a definitive sales agreement to sell certain of the assets to an unaffiliated entity.

The Company will consider its home health care division as a discontinued operations of the entire home health care business upon shareholder approval of the proposed sale.

We cannot assure you that the conditions to the sale of the entire home healthcare business will be satisfied.

On or about September 23, 2004 the Company commenced an offering for sale (the "Offering") of a minimum aggregate offering of $4,000,000 and a maximum aggregate offering of $6,000,000, of shares of its unregistered common stock, $0.01 par value ("Common Stock") and associated warrants to persons who qualify as "accredited investors" as defined in the rules under the Securities Act of 1933, as amended, (the "Securities Act") pursuant to the terms of a Confidential Private Placement Memorandum. The purchase price per share of Common Stock sold in the Offering will be equal to 95% of the volume weighted average price of the Common Stock for the 10 trading days prior to the initial closing of the Offering, but not less than $0.60 nor more than $1.00 per share.

For every two shares of Common Stock purchased in the Offering, investors will receive a five-year redeemable warrant to purchase shares of Common Stock (the "Warrants"). Each Warrant is exercisable for one share of Common Stock at an exercise price equal to 125% of the price per share of Common Stock sold in the Offering.

On February 24, 2005, the Company consummated the Offering which resulted in its issuing an aggregate of 7,899,362 shares (the "Shares") of the Company's common stock, par value $0.01 per share (the "Common Stock"), and warrants to purchase 3,949,681 shares of Common Stock (the "Warrants") to persons who qualify as "accredited investors" within the meaning of rule 501 of Regulation D promulgated under the Securities Act. The aggregate purchase price for the Shares and Warrants was $4,897,600. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.78 per share during the five-year period commencing on February 24, 2005. The Shares and Warrants were issued to the purchasers without registration under the Act, in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. In connection with the Offering, the Company paid the Placement Agent commissions of $470,260 and an additional $146,616 to cover non-accountable and certain other expenses of the Placement Agent. In addition, the Company issued to the Placement Agent and its designees five-year warrants to purchase an aggregate of 1,777,356 shares of the Company's common stock at $0.62 per share.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from this offering will be used to support BioBalance operations including R&D, clinical trials and working capital. In addition, a $1.7 million loan from New York Health Care to BioBalance was repaid from the proceeds of the Offering.

In connection with the consummation of the Offering, Messrs. Jerry Braun ("Braun") and Jacob Rosenberg ("Rosenberg") then executive officers of the Company agreed with the request of the Placement Agent to resign irrevocably as directors and executive officers of the Company. Therefore, in order to secure the obligations of the Company and its subsidiary, NYHC Newco Paxxon, Inc. agreed to (i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to New York Health Care, LLC, an entity controlled by Braun and Rosenberg pursuant to the terms of the "Purchase Agreement or (ii) comply with any future payment obligations of the Company to Braun and Rosenberg under their respective employment agreements with the Company, the Company entered into an agreement (the "Agreement") on February 24, 2005, which supercedes an escrow agreement dated August 3, 2004 that was canceled, and which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provides for the deposit of up to $3.55 million in a cash collateral account (collectively, the "Collateral"). None of the assets of BioBalance will be used as Collateral to secure the Company's obligations to Braun and Rosenberg under their respective employment agreements or the Agreement.

The Agreement provided that Messrs. Braun and Rosenberg will be entitled to receive all or a portion of the Collateral (and any additional amounts that they are entitled to under their employment agreements and the Agreement) if prior to the consummation of the Asset Sale: (i) the Company breaches the Purchase Agreement and the breach is not cured within any applicable cure period or waived by Messrs Braun and Rosenberg, (ii) there are changes in the composition of a majority of the Company's Board of directors (other than the resignations of Messrs Braun and Rosenberg or a reduction in the number of Board members resulting from death, disability or resignation of a member or the additions of directors that have been expressly approved in writing by Messrs Braun and Rosenberg) (iii) an event occurs that would be considered "good reason" for the resignation of Messrs. Braun and Rosenberg under their employment agreements with the Company or would be considered a "change of control" under those employment agreements or (iv) the Asset Sale has been terminated or abandoned for any reason prior to December 31, 2005 (other than as a result of a breach of the Purchase Agreement by, or a failure to act by, New York Health Care LLC or Braun or Rosenberg).

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of their respective employment agreements, as a result of their resignations from the Company's Board of Directors as of the close of business on February 24, 2005, on that date, each of Braun and Rosenberg received ten year stock options to purchase 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, pursuant to the Company's Performance Incentive Plan.

At the close of business on February 24, 2005:(i) Mr. Braun resigned as a director and as the Company's Chief Executive Officer and President and (ii) Mr. Rosenberg resigned as a director and as the Company's Vice President, Chief
Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary. Mr. Braun will continue to be employed by the Company as the President of its home healthcare division and Mr. Rosenberg will continue to be employed by the Company as the Vice President of the Company's home healthcare division. Other than their ceasing to be officers of the Company and the resulting changes in their duties and responsibilities, their respective employment agreements with the Company remain in effect. In addition, Messrs.
Braun and Rosenberg will have board observer rights with respect to the Company's board of directors until such time as the Asset Sale is consummated.

As of the close of business on February 24, 2005, Mr. O'Donnell became the Company's Chief Executive Officer and Secretary. Mr. O'Donnell also retains his position as the Chief Executive Officer and a director of BioBalance and as a director of the Company. His salary was increased by $25,000 to $225,000.

On March 24, 2005 Mr. Braun and Mr. Rosenberg agreed with New York Healthcare, Inc and its subsidiary, NYHC Newco Paxxon, Inc., to terminate the security interest in the Company's home healthcare business that had been granted to Messrs. Braun and Rosenberg pursuant to the Agreement. Messrs Braun and Rosenberg have also consented, under certain conditions, that the Company may sell all or a portion of the Company's home health care operations in the State of New Jersey (the "New Jersey Operations") to one or more third parties and to the use by the Company of the proceeds of any such sale to finance the operations of its BioBalance Corporation subsidiary.

On April 11, 2005, the Company entered into a definitive agreement with Accredited Health Services, Inc. ("Accredited"), a wholly owned subsidiary of National Home Health Care Corp, pursuant to which Accredited will acquire certain assets of the Company's New Jersey home healthcare business (the "NJ
Business") for $3 million. Revenues for the New Jersey business were approximately $6.6 million in 2004. Pursuant to the terms of the definitive agreement funding of the purchase price was received by the Company upon execution of the agreement, with the exception of $150,000 (the "Escrow Funds"), which was placed in escrow to cover actual losses, if any, incurred by Accredited for which the Company is required to indemnify Accredited pursuant to the definitive agreement. If no claims by Accredited for indemnification by the company are made, the Escrow Funds will be released to the Company 90 days after the formal closing of the transaction which will occur within 45 days of the signing of the definitive agreement, subject only to an orderly transition of the business.

Below is selected financial data for the New Jersey home healthcare business (unaudited):

                               December  31,
                           ----------------------
                              2004        2003
                           ----------  ----------
Current assets             $  516,277  $  541,485

Total assets                  542,093     584,304

Total current liabilities  $  284,970  $  323,289

                                Year Ended     Year Ended
                               December 31,   December 31,
                                   2004           2003
                               -------------  -------------
Net patient service revenue    $   6,567,915  $   6,490,823

Professional care of patients      4,433,245      4,254,593

RISK FACTOR ASSOCIATED WITH FAIR LABOR STANDARDS ACT:

On July 22, 2004, the federal Second Circuit Court of Appeals issued a ruling concerning the Fair Labor Standards Act on the validity of the "companionship services" exemption from minimum wage and overtime payment requirements to paraprofessional field staff in New York State.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Home care providers have long relied on this exemption to provide compensation to home care aides and personal care workers with the expectation that there is no obligation for overtime pay.

In September 2004, a request for a rehearing was submitted en banc for the full court. On January 13, 2005, the Court rejected the request for a rehearing on the issue.

At this point, preparations are being made to submit papers to request a review of the issue before the U.S. Supreme Court. Simultaneously, a request for a stay of mandate from the Court pending a resolution at the Supreme Court level.

The implications of these changes for paying the overtime expense for the home care industry and the State will be challenges to ensuring patient continuity of care, if agencies can no longer afford to authorize overtime during workforce shortage, and the inability of workers to secure the number of hours of work they desire.


ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS  RECEIVABLE:

Accounts receivable consists of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

REVENUE  RECOGNITION:

The Company recognizes patient service revenue on the date services are rendered. Unbilled services represent amounts due for services rendered that had not been billed at the end of each period because written authorization had not been received from the referral source.

PROPERTY  AND  EQUIPMENT:

Property and equipment is carried at cost and is depreciated under the straight-line method over the following estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the life of the lease, whichever is shorter.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Machinery and equipment      3-5 years
Furniture and fixtures       5-7 years
Leasehold improvements   Life of lease

GOODWILL AND OTHER INTANGIBLE ASSETS:

Statement of Financial Accounting Standards (SFAS No. 142) "Goodwill and Other Intangible Assets" requires that goodwill and intangible assets having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

LONG-LIVED ASSETS:

Long-lived assets, such as intangible assets other than goodwill, furniture, equipment and leasehold improvements, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

CASH EQUIVALENTS:

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

STOCK BASED COMPENSATION:

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net loss, as all options granted to employees during periods presented had an exercise price equal to the market value of the stock on the date of grant.

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

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 Year Ended       Year Ended       Year Ended
                                                December 31,     December 31,     December 31,
                                                    2004             2003             2002
                                               --------------  ----------------  --------------

Net loss, as reported                          $  (6,071,685)  $   (22,052,170)  $  (1,399,057)
Less stock-based compensation expense
   determined under fair value method for
   all employee stock options, net of tax
   effect                                           (711,723)      ( 1,620,705)              -
                                               --------------  ----------------  --------------
Pro forma net loss                             $  (6,783,408)  $   (23,672,875)  $  (1,399,057)
                                               ==============  ================  ==============

Basic and diluted loss per share, as reported  $       (0.24)  $         (0.91)  $       (0.07)
Basic and diluted loss per share, pro forma    $       (0.27)  $         (0.97)  $       (0.07)

The options' assumptions used to estimate these values are as follows:

                                        2004         2003
                                     -----------  -----------
Risk free interest rate              1.59%-2.81%  1.10%-3.23%
Expected volatility of common stock     88%-103%     67%-102%
Dividend yield                                0%           0%
Expected option term                       3yrs.      1-5yrs.

The weighted average fair value of options was $1.12 and $2.29 for options granted during the years ended December 31, 2004 and 2003, respectively.

LOSS  PER  SHARE:

Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses during the years ended December 31, 2004, 2003 and 2002 potential common stock attributable to options, warrants and convertible preferred stock outstanding of 3,246,701 for 2004, 3,649,234 for 2003 and 538,066 for 2002, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 ("FIN 46-R"). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the periods ending after March 15, 2004. The adoption of FIN 46 did not have an impact on the Company's consolidated financial position or results of operations.

In  December  2004,  the  FASB  issued SFAS No. 123 (revised 2004), "Share-Based
Payment," or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the financial statements, based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In  December  2004,  the  FASB  issued  SFAS  No. 153, "Exchanges of Nonmonetary
Assets-an amendment of APB Opinion No. 29," or SFAS No. 153. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

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

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the merger, outstanding BioBalance options/warrants (586,452 shares) became exercisable for New York Health Care's common stock. Compensation expense of $721,100 was recorded on January 2, 2003 for the increase in the fair value of the vested BioBalance options/warrants as a result of the merger. The unvested options/warrants will be remeasured at the fair value on the date of vesting and recorded as compensation expense, which was $33,928 for the year ended December 31, 2003 and $15,743 for the year ended December 31, 2004.

As part of their amended employment agreements, if the two officers/directors from New York Health Care are terminated or resign from the Board of Directors prior to the expiration of their employment agreements, the Company is required to issue an options to each officer/director to acquire 500,000 shares of the Company common stock at the fair market value on the date of termination. The
Company issued these options to Messrs. Bruan and Rosenberg on February 24, 2005. As Messrs Bruan and Rosenberg will continue as officers of the health care divison the options were issued in accordance with the Company's Performance Incentive Plan. In addition, the agreements required a payment to them if a change in control of New York Health Care occurred. This amounted to $1,940,526 and was recorded as a liability in due to related parties in the net assets of New York Health Care on January 2, 2003. As of December 31, 2003, this amounted to $1,190,526. During the year ended December 31, 2003, payments of $750,000 were made related to this obligation, and during the year ended December 31, 2004, the remaining $1,190,526 was paid.

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

                           Year Ended
                          December 31,
                              2002
                         --------------
Net revenue              $  38,880,477
Net loss for the period  $  (1,020,689)
Net loss per share       $       (0.05)

Private  Placement:

On January 2, 2003, BioBalance completed a private placement of 327,327 shares of its common stock. The shares were offered to accredited investors at a price of approximately $3.27 per share for aggregate gross proceeds of $1,072,000 and net proceeds of $1,013,808.


NOTE 3 - PROPERTY AND EQUIPMENT:

Property  and  equipment,  at  cost  consists  of  the following at December 31:

                                 2004      2003
                               --------  --------
Machinery and equipment        $141,661  $133,161
Furniture and fixtures           87,536    87,536
Leasehold improvements           54,033    54,033
                               --------  --------
                                283,230   274,730

Less accumulated depreciation
and amortization                196,224   128,832
                               --------  --------
                               $ 87,006  $145,898
                               ========  ========

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS:

As a result of the merger, the Company had recognized goodwill on the transaction. The goodwill is associated with the home care business and on the date of the merger, the Company determined that the goodwill was impaired. The indicator leading to an impairment was the fact that, based on the then current home health care market, the home health care business could not be sold in the open market for its recorded purchase price. The Company hired a valuation expert who valued the Company using the capitalized earnings/cash flow methodology and the market multiple approach. Based on these methodologies, it was determined that an impairment had been incurred. The goodwill impairment amounted to $17,869,339 for the year ended December 31, 2003.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2004 and 2003 were as follows:

                                  New York        Bio-
                                 Health Care     Balance
                                -------------  -----------
Balance as of
    January 1, 2003             $          -   $         -
Acquisition
    January 2, 2003               18,769,926             -
Impairment
   January 2, 2003               (17,869,339)            -
                                -------------  -----------
Balance as of
  December 31, 2003                  900,587             -
Impairment for the
  year ended December 31, 2004             -             -
                                -------------  -----------
Balance as of
   December 31, 2004            $    900,587   $         -
                                =============  ===========

The impairment charges are noncash in nature and do not affect the Company's liquidity.

The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                           December 31, 2004
                       ----------------------------------------------------------
                                                                       Estimated
                       Gross Carrying    Accumulated   Net Carrying   Useful Life
                           Amount       Amortization      Amount         Years
                       ---------------  -------------  -------------  -----------
Intellectual property  $     2,706,337  $     896,840  $   1,809,497           10
Patents/trademarks           1,112,905        278,357        834,548           10
Non-compete agreement          770,000        211,750        558,250            5
Patient list                   100,000         40,000         60,000            5
Customer base                  390,000        156,000        234,000            5
                       ---------------  -------------  -------------
                       $     5,079,242  $   1,582,947  $   3,496,295
                       ===============  =============  =============

                                           December 31, 2003
                       ----------------------------------------------------------
                                                                       Estimated
                       Gross Carrying    Accumulated   Net Carrying   Useful Life
                           Amount       Amortization      Amount         Years
                       ----------------------------------------------------------
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
                       ===============  =============  =============

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 20, 2003, the Company purchased from NexGen Bacterium Inc. ("NexGen") certain proprietary technology and intellectual property assets that did not constitute a business. The purchase price for the assets is comprised of a $250,000 payment and the issuance of 1,000,000 shares of the Company's $.01 par-value common stock. The stock was valued at $3,600,000 based on a closing price of $3.60 per share on August 20, 2003. The asset acquisition agreement includes noncompete provisions restricting NexGen from competing with the Company for a period of five years. Management has allocated the purchase price as follows: intellectual property: $1,540,000, patents: $1,540,000, and noncompete agreement: $770,000. For the years ended December 31, 2004 and 2003, the Company has also incurred fees approximating $69,000 and $173,000, respectively, principally in connection with patent and trademark applications for the technology. These assets are being amortized over their estimated useful lives of 10 years for intellectual property and patents and 5 years for the noncompete agreement.

At  December  31,  2004  it  was  determined  that  the investment in the NexGen
Platform was impaired and as a result of the impairment analysis a total of $1,740,326 was expensed during the 4th quarter. The impairment was determined by an independent valuation firm using a discounted cash flow model. The impairment is due to a number of factors including the acceleration of PROBACTRIX as a prescription product, overall limited funding available and available management time. While BioBalance believes that the NexGen Platform is a viable technology that can be commercialized, it will continue to be delayed until the above mentioned factors are resolved.

As of December 31, 2004, approximately $3.2 million of intangible assets net of accumulated amortization relate to BioBalance. BioBalance is a research and development company and has had significant losses since inception. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance could be able to generate or sustain profitability in the future.

Amortization expense amounted to $804,318, $477,029 and $214,600 for the years ended December 31, 2004, 2003 and 2002, respectively.

AMORTIZATION  EXPENSE:

           For The Years
               Ended
            December 31,
            -----------
            2005            $  607,143
            2006               607,143
            2007               607,143
            2008               451,149
            2009               355,149
            Thereafter         868,568
                            ----------
                            $3,496,295
                            ==========

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts  payable  and accrued expenses consist of the following at December 31:

                              2004        2003
                           ----------  ----------
Accounts payable           $  622,730  $  500,186
Accrued expenses            2,150,896     967,851
Accrued employee benefits   4,552,489   4,381,695
                           ----------  ----------
                           $7,326,115  $5,849,732
                           ==========  ==========

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services that expires November 29, 2005. The availability of the line of credit is based on a formula of eligible accounts receivable. At December 31, 2004, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the agreement bear interest at prime plus 1 1/2% (6.75%) at December 31, 2004.

At December 31, 2004, there was an amount due from G.E. Capital Health Care Financial Services of $566,523. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital Health Care Financial
Services  and  then  transferred  to  the  bank.

On March 29, 2004, the loan agreement was amended to allow New York Health Care to lend money to its subsidiary BioBalance if there is no outstanding loan under this agreement. The agreement has also been amended to allow New York Health Care to invest money in BioBalance. At December 31, 2004, New York Health Care loaned BioBalance $1,500,000.

On January 19, 2005, the loan agreement was amended to allow the resignations of Messrs. Jerry Braun and Jacob Rosenberg as officers and directors of the Company, conditioned upon Messrs. Braun and Rosenberg remaining managers of the Home Health Care division.

In addition, on April 11, 2005, the Company's loan agreement was modified to permit the sale of the NJ Business to Accredited Health and to remove the lender's lien with respect to the assets of the New Jersey Operation. As a result of this modification, no loans under the agreement may be requested or occur until the net worth agreement has been amended to the lender's satisfaction.

NOTE 7 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2004 and 2003 follows (rounded to the nearest thousand):

                                       2004          2003
                                   ------------  ------------
Current assets:
Allowance for doubtful accounts    $   194,000   $   166,000
Prepaid expenses                      (154,000)            -
                                   ------------  ------------
                                        40,000       166,000
Valuation allowance                    (40,000)     (166,000)
                                   ------------  ------------

Net current deferred tax asset     $         -   $         -
                                   ============  ============

Noncurrent assets:
Net operating loss carryforwards   $ 3,588,000   $   695,000
Depreciation                            44,000        28,000
Amortization of goodwill               765,000       857,000
Amortization of intangibles            255,000       113,000
                                   ------------  ------------
                                     4,652,000     1,693,000

Valuation allowance                 (4,652,000)   (1,693,000)
                                   ------------  ------------
Net noncurrent deferred tax asset  $         -   $         -
                                   ============  ============

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $8,400,000, which expire between 2021 through 2024.

The  (benefit)  provision  for  income  taxes,  consist  of  the  following:

                                         2004          2003        2002
                                     ------------  ------------  ---------
Current tax (benefit) expense        $   (63,126)  $    39,000   $       -
Deferred tax expense
(not including amount listed below)    2,800,000     1,007,000           -

Net change in valuation allowance     (2,800,000)   (1,007,000)          -
                                     ------------  ------------  ---------
                                     $   (63,126)  $    39,000   $       -
                                     ============  ============  =========

The  (benefit)  provision  for  income  taxes  is  comprised  of  the following:

                                     2004      2003    2002
                                   ---------  -------  -----
Current:
Federal                            $      -   $     -  $   -
State                               (63,126)   39,000      -
                                   ---------  -------  -----
                                   $(63,126)  $39,000      -
                                   =========  =======  =====


The statutory Federal income tax rate and the effective rate is reconciled as follows:

                                         2004   2003   2002
                                         -----  -----  -----
Statutory Federal income tax rate          34%    34%    34%
State taxes, net of Federal tax benefit    12     12     10
Valuation allowance                       (45)   (45)   (44)
Over/under accrual                         (1)    (1)     -
                                         -----  -----  -----

                                            -      -      -
                                         =====  =====  =====


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

As of December 31, 2004 and 2003, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and accrued payroll, due to HRA, and due to related parties approximates fair value due to their short-term nature.


NOTE 9 - SHAREHOLDERS' EQUITY:

COMMON STOCK

On January 29, 2002, the Company issued 391,656 shares of common stock in a private placement.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 - STOCK OPTION/WARRANTS:

The following tables summarize options and warrants issued during the years ended December 31, 2004, 2003 and 2002 to consultants and employees (including non-employee Board of Directors):

Warrants:

These  warrants  were  issued  to  or  earned  by  consultants

Grants for 2004     None
------------------

Grant Date          Number of warrants  Exercise Price   Expiration term
------------------  ------------------  ---------------  ---------------

January 1, 2003                  7,205  $          3.47            5 yrs
January 1, 2003                 25,528  $          3.22            5 yrs
January 1, 2003                 15,653  $          3.37            5 yrs
January 15, 2003               100,000  $          4.15             1 yr
February 3, 2003                35,000  $          3.40             1 yr
April 14, 2003                 500,000  $          2.50             1 yr
July 15, 2003                  135,000  $          2.70             1 yr
September 15, 2003             100,000  $          3.69            5 yrs
*December 17, 2003              75,000  $          2.51            2 yrs

Grant Date          Number of warrants  Exercise Price   Expiration term
------------------  ------------------  ---------------  ---------------
January 30, 2002                39,166  $          3.00            5 yrs
November 4, 2002                25,000  $          1.50            2 yrs
November 7, 2002                20,000  $          1.50            2 yrs

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*These are performance based warrants which were earned on December 17, 2003. For accounting purposes they are deemed to be outstanding. The Company recognized a noncash compensation charge of $102,203 during the year ended December 31, 2003.

Some of these warrants granted in 2003 vest immediately, some warrants vest monthly. These warrants are expensed at the fair value on the date of vesting. For accounting purposes, unvested warrants are not considered outstanding. For the year ended December 31, 2004, $15,743 was expensed as compensation expense for these warrants. For the year ended December 31, 2003, $870,359 was expensed as compensation for these warrants, which includes compensation expense for the BioBalance warrants of $33,928 for the year ended December 31, 2003 and 75,000 performance based warrants earned in December 2003 of $102,203.

The fair value of options granted to consultants during 2002 was $72,450. Fair value is estimated based on the Black-Scholes option pricing model with the following assumptions. For grants in 2002, the expected volatility used was 0% and risk-free interest rate of 3.0% and expected lives equal to the lives of the warrants.

Nasdaq implemented a rule on July 1, 2003 that requires a company to obtain shareholder approval prior to the issuance of warrants to consultants or non-employee members of the Board of Directors. The Company committed to issue warrants to certain consultants subsequent to July 1, 2003. Therefore, these commitments of warrants are re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded. For the year ended December 31, 2004, the re-valued warrants generated a reduction in compensation of $381,565. For the year ended December 31, 2003, the re-valued warrants generated a compensation expense of $19,511.


PERFORMANCE INCENTIVE PLAN:

On March 26, 1996, the Company's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). Under the terms of the Option Plan, as amended, up to 4,712,500 shares of common stock may be granted at December 31, 2004. The Option Plan is administered by the Compensation Committee which was appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, shall receive stock options. Granted options are exercisable commencing six months after the date of grant, and expire up to ten years after the date of grant. The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options/Warrants:

These options and warrants were issued to employees and non-employee Board of Directors in accordance with the Company's Performance Incentive Plan.

Grant Date          Number of Options  Exercise Price   Expiration Term
------------------  -----------------  ---------------  ---------------
January 29, 2004              450,000  $          2.13           10 yrs
September 14, 2004            100,000  $          0.50           10 yrs

Grant Date          Number of Options  Exercise Price   Expiration Term
------------------  -----------------  ---------------  ---------------
March 7, 2003                 560,000  $          3.14           10 yrs
June 16, 2003                   7,500  $          2.87            3 yrs
June 26, 2003                 200,000  $          2.48           10 yrs
September 26, 2003             80,000  $          3.77           10 yrs

Since the options were given to employees at not less than fair value on the date of grant, no compensation expense was recorded.

On November 26, 2003, the Company suspended the 100,000 options granted on March 7, 2003, to Paul Stark, the former President of BioBalance. The options are considered outstanding but can not be exercised until the Company gives notice that they may be exercised. The options have been recorded under the intrinsic value method and are included in the Black-Scholes calculation above.

At December 31, 2004, the Company has 4,834,592 shares of common stock reserved for issuance of these options/warrants and for options/warrants granted previously.

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for each of the three years ended December 31, is summarized as follows:

                                              Shares Under     Weighted Average
                                            Options/Warrants    Exercise Price
                                            -----------------  -----------------
Balance at December 31, 2002                         538,066   $            1.52

New York Health Care's
options and warrants, due to merger                1,024,167                1.84

Options and warrants granted                      *1,840,886                3.40

Options exercised                                    (20,801)                .88

Options cancelled/expired                           (126,667)               2.25
                                            -----------------  -----------------

Balance at December 31, 2003                       3,255,651                2.27

Options and warrants granted                         550,000                1.83

Options exercised                                          -                   -

Options canceled/expired                            (952,532)               2.31
                                            -----------------  -----------------

Balance at December 31, 2004                       2,853,119                2.17
                                            =================

Eligible for exercise at December 31, 2004         2,753,119                2.23
                                            =================

*Includes  the  performance  based  warrants  discussed  above.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2004.

                     Options/Warrants  Outstanding          Options/Warrants  Exercisable
                     -----------------------------          -----------------------------
                                                                               Weighted
                                  Weighted                                      Average
                  Options/        Average         Weighted        Options/     Options/
   Range of       Warrants       Remaining         Average        Warrants     Warrants
Exercise Price   Outstanding  Contractual Life  Exercise Price  Exercisable   Exercisable
---------------  -----------  ----------------  --------------  ------------  -----------
$          4.50       62,500        1.24 years  $         4.50        62,500  $      4.50
$          3.77       80,000        8.54 years            3.77        80,000         3.77
$          3.69      100,000        3.71 years            3.69       100,000         3.69
$     3.22-3.47       48,386        3.00 years            3.31        48,386         3.31
$          3.14      560,000        8.19 years            3.14       560,000         3.14
$          3.00       33,900        1.92 years            3.00        33,900         3.00
$          3.00       39,166        2.08 years            3.00        39,166         3.00
$          2.87        7,500        1.46 years            2.87         7,500         2.87
$          2.70      135,000        0.54 years            2.70       135,000         2.70
$          2.55       75,333        3.42 years            2.55        75,333         2.55
$          2.51       75,000        0.96 years            2.51        75,000         2.51
$          2.48      200,000        8.49 years            2.48       200,000         2.48
$          2.13      450,000        9.08 years            2.13       450,000         2.13
$          1.50       51,333        3.98 years            1.50        51,333         1.50
$          1.50       20,000        0.85 years            1.50        20,000         1.50
$          1.00      200,000        6.42 years            1.00       200,000         1.00
$          0.98       66,667        4.86 years            0.98        66,667         0.98
$     0.89-0.98      275,000        3.43 years            0.93       275,000         0.93
$     0.75-0.83      273,334        2.96 years            0.79       273,334         0.79
$          0.50      100,000        9.70 years            0.50             -         0.00
                 -----------                                    ------------

                   2,853,119        5.87 years            2.17     2,753,119         2.23
                 ===========                                    ============

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

In November 2003, a director, who was also an officer of BioBalance resigned, and a consulting agreement with a consultant to BioBalance was suspended, and subsequently terminated, as a result of matters related to certain claims made against the former director and consultant by the U.S. Attorney's office. The matters related to an alleged attempt by these two individuals to manipulate the Company's common stock. The Company is obligated, under certain circumstances, to indemnify the former director against liability and to pay for his costs of defending himself from certain legal actions that arose from his activities as a director or officer of the Company. To date, the Company's insurance carrier has advanced funds on behalf of the Company to the former director to cover the expenses of his defense to the government action. Unless it is legally determined that the former director is not entitled to indemnification, the Company would be required to reimburse the insurance carrier for $250,000 of the amount it advanced on behalf of the former director. As of December 31, 2004, the Company has accrued the $250,000 on its financial statements. In addition, the terminated consulting agreement that BioBalance had entered into in 2001 with the consultant and a company affiliated with the consultant provided for the payment to the consultant of annual consulting fees of $250,000 per year through at least January 2008 and the issuance of 200,000 warrants to the consulting company, subject to earlier termination of the consulting agreement under certain circumstances, including for cause, as defined in the agreement, or without cause. Although BioBalance has notified the consultant in writing on September 23, 2004, of the termination of the consulting agreement for cause, should the consultant bring an action to challenge the termination and a court determines that the agreement was actually terminated without cause, then BioBalance could be obligated under the agreement to pay to the consulting company a severance payment equal to three times the sum of its annual base consulting fee ($750,000) any cash bonus paid to it in the three-year period preceding the date of termination and to provide the consultant with certain health and other benefits for a period of five-years. The Company has accrued approximately $359,000 in its consolidated financial statements as of December 31, 2004 relating to this consulting agreement which includes $125,000 in the third quarter of 2004 to cover additional payments provided for in the consulting agreement which reflects the maximum the Company may be required to pay. Moreover, the Company believes that it will be able to defend its position in a possible claim by the consultant that it is owed money under the consulting agreement, although there can be no assurance as to the amount of monies, if

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any, that BioBalance may have to pay under the consulting agreement or that the consultant will not bring an action against BioBalance or the Company for an alleged breach of the consulting agreement.

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

LEASE COMMITMENTS

The Company leases office space under noncancellable operating leases in New York and New Jersey that expire between June 2005 and March 2010.

At December 31, 2004, future minimum lease payments due under operating leases approximate:

2005                           $  423,000
2006                              315,000
2007                              143,000
2008                              126,000
2009                              127,000
2010                               32,000
                               ----------
Total minimum future payments  $1,166,000 (1)
                               ==========

Rental expense charged to operations was approximately $461,000, $432,000 and $60,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

(1) At December 31, 2004, the New Jersey operations future minimum lease payments due under operating leases approximates: 2005 $112,000, 2006 - $71,000, 2007 - $21,000, and 2008 - $3,000.

EMPLOYMENT  AGREEMENTS:

In June 2004, the Company entered into an employment agreement with Dennis O'Donnell the president of BioBalance that expires on May 5, 2006 at an annual compensation of $200,000. The board approved an increase of $25,000 upon the closing of the Offering that took place on February 24, 2005.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 10, 1999, the Company entered into employment agreements with two officers, with terms beginning December 27, 1999 and expiring in 2004. The agreements called for initial aggregate annual compensation of approximately $420,000 with an annual increase of 10% and provided for certain additional benefits. This employment agreement was amended on January 2, 2003 pursuant to the Stock for Stock Exchange Agreement between the Company and The BioBalance Corporation. Under the amended employment agreement, the two officers' employment was extended until December 31, 2009. The amendment also calls for assurance that the two officers continue their election as Directors for the full term of their employment contracts. If the officers are terminated as Directors, the Company shall enter into consulting agreements with the officers, effective the date of termination. In such case, consulting services will be provided on an as needed basis for a period of not less than five years and, as compensation for consulting services, each officer will be granted an option to acquire 500,000 shares of the Company's common stock for a term of no less than ten years at a price per share equal to the closing price of the stock on the date of such termination. The employment agreements were further amended to eliminate the requirerment for consulting agreements. Messrs Braun and Rosenberg on February 24, 2005, agreed to a further amendment that their resignations as Executive Officers and Directors would be irrevocable. On February 24, 2005, Messrs Bruan and Rosenberg resigned as Executive Officers and Directors of the Company and each received, in accordance with their amended employment agreements, 500,000 10 year options to purchase the Company's common stock at an exercise price of $0.85 per share.


On January 13, 2005 and March 15, 2004, the Compensation Committee approved bonuses of $500,000 to be paid to the two officers for the years ended December 31, 2004 and 2003, respectively; such amounts were accrued as of December 31, 2004 and 2003.

401(K)  PLAN:

The Home Health Care segment maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Company currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 3% of the participant's salary. The Plan also provides for certain discretionary contributions by the Company as determined by the Board of Directors. The Company's contributions offset by unvested, forfeited matching funds amounted to $40,000 and $54,000 for the years ended December 31, 2004 and 2003, respectively. The Bio Balance segment did not have a 401(k) plan for the year ended December 31, 2002.

BONUS PLAN:

The Home Health Care segment of the Company has established a bonus plan pursuant to which 10% of the Company's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided by the Company's Compensation Committee. A bonus of $44,000 and $58,000 was accrued as of December 31, 2004 and 2003, respectively.

CONCENTRATIONS OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments, which from time-to-time exceed the Federal depository insurance

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

coverage and commercial accounts receivable. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents held in one bank exceed federally insured limits by approximately $2,765,000 at December 31, 2004. The Company does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

MAJOR CUSTOMERS:

Two major customers accounted for approximately 54% and 60% of net patient service revenue for the years ended December 31, 2004 and 2003, respectively. In addition, three customers represented approximately 49% and 44% of accounts receivable at December 31, 2004 and 2003, respectively.


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

CAUTIONARY STATEMENT

BioBalance operates in a competitive environment that involves a number of risks, some of which are beyond its control. Although we believe the expectations for BioBalance are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Factors that could cause actual events or results to differ materially from expected results involve both known and unknown risks. Key factors include, among others: our need to secure additional financing and at acceptable terms; the high cost and uncertainty of clinical trials and other development activities involving pharmaceutical products; the dependence on third parties to manufacture its products; the unpredictability of the duration and results of regulatory approval for our products; our dependence on our lead biotherapeutic agent, PROBACTRIX(TM) and the uncertainty of its market acceptance; the possible impairment of, or inability to enforce, intellectual property rights and the subsequent costs of defending these rights; and the loss of key executives or consultants.

NOTE 12 - THIRD-PARTY RATE ADJUSTMENTS AND REVENUE AND CERTAIN CONTRACTS:

Approximately 4% and 5% of net patient service revenue was derived under New York State Medicaid reimbursement programs during the years ended December 31, 2004 and 2003, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment. Differences between current rates and subsequent revisions are reflected in the year that the revisions are determined. There was no revenue generated by BioBalance for the years ended 2004, 2003 and 2002.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an agreement with the City of New York acting through the Department of Social Services of The Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA. The agreement with HRA sets a fixed direct labor cost in the reimbursement rate. Should the Company incur direct costs of home attendant services below this fixed rate, the Company must repay the difference to HRA, subject to final audit by the City of New York. As of December 31, 2004 and 2003, the amount included in due to HRA relating to direct labor costs amounted to $844,950 and $828,555, respectively. In addition, the City's reimbursement methodology for general and administrative expenses is based on a fixed amount per client based on the number of cases. The Company is reimbursed at an hourly rate. Any amount over this fixed rate must be repaid to HRA. As of December 31, 2004 and 2003, this amount was $4,419,745 and $2,927,952, respectively, subject to final audit by the City of New York. The aggregate amount due to HRA was $5,264,695 and $3,756,507 at December 31, 2004 and 2003, respectively. As of December 31, 2004, HRA had completed their audit for the fiscal year ended June 30, 2001.

In January 2003, the New York State Department of Health ("DOH") approved additional funding to home health care agencies in a form of a rate increase. The additional funding is to be used exclusively for the recruitment and retention of home health care employees. Any unspent money relating to recruitment and retention is recorded as an accrued liability until such time as it is spent. As of December 31, 2004 and 2003, the Company accrued approximately $1,716,000 and $1,318,000, respectively, related to recruitment and retention funds not yet expended and are included in accrued employee benefits.

NOTE 13- SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                         Year Ended     Year Ended     Year Ended
                                        December 31,   December 31,   December 31,
                                            2004           2003           2002
                                        -------------  -------------  -------------
Supplemental cash flow disclosures:

   Cash paid during the period for:
      Interest                          $      29,538  $       2,173  $           -
                                        =============  =============  =============

      Income taxes                      $      49,608  $      58,465  $       6,800
                                        =============  =============  =============

Supplemental schedule of noncash
investing and financing activities:

The Company purchased intangibles
which were partially acquired through
the issuance of 1,000,000 shares of
common stock. (See note 4)
                                        $           -  $   3,600,000  $           -
                                        =============  =============  =============

NOTE 14 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a biotherapeutic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of December 31, 2004.

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Elimination of
                                            New York         Bio-        Intersegment        Total
                                           Health Care     Balance         Activity       Consolidated
                                          -------------  ------------  ----------------  --------------
Year ended December 31, 2004
Revenue:
   Net patient service revenue            $ 48,854,358   $         -   $             -   $  48,854,358
   Sales                                             -             -                 -               -
                                          -------------  ------------  ----------------  --------------
     Total revenue                        $ 48,854,358   $         -   $             -   $  48,854,358
                                          =============  ============  ================  ==============

Income (loss) before (benefit) provision
 for income taxes                         $    290,204   $(6,425,015)  $             -   $  (6,134,811)
                                          =============  ============  ================  ==============

Depreciation and amortization             $    159,119   $   712,591   $             -   $     871,710
                                          =============  ============  ================  ==============
Interest income                           $     90,307   $     2,343   $       (22,773)  $      69,877
                                          =============  ============  ================  ==============
Interest expense                          $     29,538   $    22,773   $       (22,773)  $      29,538
                                          =============  ============  ================  ==============
Income tax (benefit) expense              $    (63,126)  $         -   $             -   $     (63,126)
                                          =============  ============  ================  ==============
Noncash compensation                      $          -   $  (365,822)  $             -   $    (365,822)
                                          =============  ============  ================  ==============
Assets                                    $ 14,646,001   $ 3,379,967   $   ( 1,522,773)  $  16,503,195
                                          =============  ============  ================  ==============
Expenditures for long lived assets        $          -   $    77,817   $             -   $      77,817
                                          =============  ============  ================  ==============

                                                             New York         Bio-          Total
                                                            Health Care     Balance      Consolidated
                                                           -------------  ------------  --------------
Year ended December 31, 2003
Revenue:
   Net patient service revenue                             $ 45,060,449   $         -   $  45,060,449
   Sales                                                              -             -               -
                                                           -------------  ------------  --------------
     Total revenue                                         $ 45,060,449   $         -   $  45,060,449
                                                           =============  ============  ==============

Loss before (benefit) provision for income taxes           $(17,370,598)  $(4,642,572)  $ (22,013,170)
                                                           =============  ============  ==============

Depreciation and amortization                              $    225,563   $   381,184   $     606,747
                                                           =============  ============  ==============
Interest income                                            $     35,720   $    15,535   $      51,255
                                                           =============  ============  ==============
Interest expense                                           $      2,173   $         -   $       2,173
                                                           =============  ============  ==============
Income tax (benefit) expense                               $     24,500   $    14,500   $      39,000
                                                           =============  ============  ==============
Noncash compensation                                       $          -   $ 1,591,459   $   1,591,459
                                                           =============  ============  ==============
Assets                                                     $ 14,801,531   $ 6,827,437   $  21,628,968
                                                           =============  ============  ==============
Expenditures for long assets                               $     12,245   $ 4,061,092   $   4,073,337
                                                           =============  ============  ==============

Prior to its acquisition of New York Health Care on January 2, 2003, BioBalance had only one segment, which did not generate any revenue.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                 Cost of
                Net Patient   Professional
                  Service        Care of         Net         Basic and
2004              Revenue       Patients         Loss       Diluted EPS
--------------  ------------  -------------  ------------  -------------
First quarter   $ 11,506,458  $   9,187,896  $(1,227,584)  $      (0.05)

Second quarter    12,171,007      9,807,932   (1,162,071)         (0.05)

Third quarter     12,397,208      9,961,241   (1,013,904)         (0.04)

Fourth quarter    12,779,685     10,257,147   (2,668,126)(1)      (0.11)

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 Cost of
                Net Patient   Professional
                  Service        Care of          Net         Basic and
2003              Revenue       Patients         Loss        Diluted EPS
--------------  ------------  -------------  -------------  -------------
First quarter   $ 11,994,489  $   9,706,778  $(19,004,862)  $      (0.79)

Second quarter    10,820,260      8,531,889      (689,088)         (0.03)

Third quarter     11,044,365      8,821,090    (1,099,192)         (0.05)

Fourth quarter    11,201,335      9,046,964    (1,259,028)         (0.04)

(1) In the fourth quarter, it was determined that the NexGen intangible assets were impaired by $1,740,326 as a result of an impairment analysis performed. See note  4.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                                Column B           Column C             Column D     Column E
-------------------------------------  -----------  ------------------------  -----------  ------------
                                                           Additions
                                                    ------------------------
                                       Balance at   Charged to   Charged to
                                        Beginning    Costs and      Other                     Balance at
Description                             of Period    Expenses     Accounts     Deductions   End of Period
-------------------------------------  -----------  -----------  -----------  ------------  --------------
Year ended December 31, 2004
   Deducted from asset accounts:
      Allowance for doubtful accounts  $   397,000  $    90,400  $         -  $   (27,400)  $      460,000
      Deferred tax asset valuation
         allowance                     $ 1,859,000  $ 2,800,000  $         -  $         -   $    4,659,000


Year ended December 31, 2003
   Deducted from asset accounts:
      Allowance for doubtful accounts  $         -  $    50,000 *$   694,000  $  (347,000)  $      397,000
      Deferred tax asset valuation
      Allowance                        $   852,000  $ 1,007,000  $         -  $         -   $    1,859,000

Year ended December 31, 2002
   Deducted from asset accounts:
      Allowance for doubtful accounts  $         -  $         -  $         -  $         -   $            -
      Deferred tax asset valuation
         Allowance                     $   208,000  $   644,000  $         -  $         -   $      852,000

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

                                INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with Exhibit Table of Item 601 of Regulation S-K.

Exhibit
 Number   Description of Exhibit
--------  ----------------------

    2.1   Stock for Stock Exchange Agreement between the Company and BioBalance dated
          October 11, 2001, as amended by Amendment No. 1 dated February 13, 2002,
          Amendment No. 2 dated July 10, 2002, Amendment No. 3 dated August 13, 2002 and Amendment No. 4 dated October 25, 2002 (incorporated herein by reference to
          Exhibits No. 2.1-2.4, inclusive, to the Company's registration statement on Forms S-
          4, SEC file no. 333-85054).
    2.2   Purchase and Sale agreement dated  as of July 15, 2004 by and among the Company,
          NYHC Newco Paxxon Inc. and New York Health Care, LLC. (7)
    3.1   Certificate of Incorporation of the Company. (1)
    3.2   Restated Certificate of Incorporation of the Company. (1)
    3.3   Certificate of Correction of Restated Certificate of Incorporation of the Company.
          (1)
    3.4   Amendment to the Certificate of Incorporation filed October 17, 1996. (1)
    3.5   By-laws of the Company. (1)
    3.6   Amendment to the Certificate of Incorporation of the Company filed December 4,
          1996. (1)
    3.7   Certificate of Designations, Rights and Preferences of New York Health Care, Inc.
          Class A Convertible Preferred Stock. (2)
    3.8   Certificate of Amendment to the Certificate of Incorporation of New York Health
          Care, Inc. filed on September 10, 2004 (incorporated by reference to the applicable Exhibit filed with the Company's 8-K filed on September 15, 2004)
    3.9   Amended By-Laws of the Company*
    4.1   Form of certificate evidencing shares of Common Stock. (1)
   10.1   Engagement Letter Agreement between the Company and Sterling Financial
          Investment Group, Inc. dated May 6, 2004. (5)
   10.2   Employment Agreement for Dennis O'Donnell (6)
   10.3   Option agreement dated September 14, 2004 between the Company and Dennis
          O'Donnell (7)
   10.4   Form of Option Agreement under the Company's Performance Incentive (Stock
          Option) Plan (7)
   10.5   Placement Agreement dated November 19, 2004 between the Company and Sterling Financial Investment
          (incorporated by  reference to the applicable Exhibit filed with the Company's Form 8-K filed on
          November 23, 2004)
   10.8   State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in Rockland,
          Westchester and Bronx Counties dated May 8, 1995. (1)
   10.9   State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in Dutchess,
          Orange, Putnam, Sullivan and Ulster Counties dated May 8, 1995. (1)


  10.10   State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in Nassau,
          Suffolk and Queens Counties dated May 8, 1995. (1)
  10.11   State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in Orange and
          Rockland Counties dated July 1, 1995. (1)
  10.12   Personal Care Aide Agreement by and between the Company and Nassau County
          Department of Social Services dated October 18, 1995. (1)
  10.13   State of New York Department of Health Offices of Health Systems Management
          Home Care Service Agency License for the Company doing business in Bronx,
          Kings, New York, Queens and Richmond Counties dated December 29, 1995. (1)
  10.14   Homemaker and Personal Care Agreements by and between the Company and the
          County of Rockland Department of Social Services dated January 1, 1996. (1)
10.15++   Employment Agreement by and between the Company and Jerry Braun dated
          November 12, 1999. (3)
10.16++   Employment Agreement by and between the Company and Jacob Rosenberg dated
          November 12, 1999. (3)
  10.17   Loan Security Agreement among New York Health Care, Inc., NYHC Newco
          Paxxon, Inc.and Heller Healthcare Finance, Inc. dated November 28, 2000.
          (incorporated by reference to Exhibits to the Company's Form 8-K Report filed
          December 8, 2000)
  10.18   Amendment No. 1 to Loan and Security Agreement and Consent and Waiver with
          Heller Healthcare Finance, Inc. dated November 27, 2002 (incorporated by reference to Exhibit to the Company's Form 8-K  Current Report filed on December 4, 2002)
  10.19   Amendment No. 2 to Loan and Security Agreement among GE HFS Holding, Inc., the Company and Newco Paxxon, Inc. dated March 29, 2004 (5)
  10.20   Amendment No. 3 to Loan and Security Agreement among GE HFS Holdings, Inc., the Company and Newco Paxxon, Inc. dated March 29, 2004 (incorporated by reference to the Form 8-K filed by the Company on December 12, 2004)
10.51++   Amended Performance Incentive Plan (Stock Option Plan) of the Company. (4)
10.52++   Amendment to Employment Agreement between the Company and Jerry Braun dated January 28, 2003. (4)
10.53++   Amendment to Employment Agreement between the Company and Jacob Rosenberg dated January 28, 2003. (4)
  14.1    Code of Ethics for Senior Financial Officers (8).
  23.1*   Consent of Weiser LLP
  23.2*   Consent of Holtz Rubenstein Reminick LLP.
  31.1*   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002.
  31.2*   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002.
  32.1*   Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
  32.2*   Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


      *   Filed  herewith.
     ++   Compensation  plan.
     (1)  Incorporated  by  reference  to  Exhibits  filed  as part of the Company's Registration
          Statement on Form SB-2 under S.E.C. File No. 333-08152, which was  declared effective  on  December  20, 1996.
     (2)  Incorporated  by reference to Exhibits filed as part of the Company's Form10-QSB report  for  the  quarter  ended  June  30,  1998.
     (3)  Incorporated  by reference to Exhibits filed as part of the Company's Form10-QSB
          Report  for  the  quarter  ended  September  30,  1999.
     (4)  Incorporated by reference to Exhibits filed  as part of Company's Form 10-K
          Annual Report for the year ended December 31, 2002.
     (5)  Incorporated by reference to Exhibits filed as part of the Company's Form 10-Q for the quarter ended March 31, 2004
     (6)  Incorporated by reference to Exhibits filed as part of the Company's Form 10-Q for the quarter ended June 30, 2004
     (7)  Incorporated by reference to Exhibits filed as part of the Company's Form 10-Q for the quarter ended September 30, 2004
     (8)  Incorporated by reference to Exhibits filed as part of the Company's Form 10-K for
          The year ended December 31, 2004.