Form 10-K/A
period 2004-12-31
NEW YORK HEALTH CARE INC
filed 2005-04-28
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No. 1)


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


Securities registered pursuant              Common Stock $.01 par value
 To section 12(g) of the Act

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

In connection with the consummation of the Offering, Braun and Rosenberg, at the request of the Placement Agent resigned irrevocably as directors and executive officers of the Company. In connection with Braun and Rosenberg's agreement with the Placement Agent, in order to secure the obligations of the Company and its subsidiary, NYHC Newco Paxxon, Inc. to (i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to the LLC, pursuant to the terms of the Purchase Agreement or (ii) to comply with any future payment obligations the Company to Braun and Rosenberg under their respective employment agreements with the Company, the Company entered into an agreement (the "Security Agreement"), on February 24, 2005, which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provided for the deposit of up to $3.55 million in a cash collateral account (collectively, the "Collateral"). None of the assets of BioBalance will be used as Collateral.

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

Pursuant to the terms of the definitive agreement funding of the $3.0 million purchase price was received by the Company upon execution of the agreement, with the exception of $150,000 (the "Escrow Funds"), which was placed in escrow to cover actual losses, if any, incurred by Accredited for which the Company is required to indemnify Accredited pursuant to the definitive agreement. If no claims by Accredited for indemnification by the company are made, the Escrow Funds will be released to the Company 90 days after the formal closing of the transaction which will occur within 45 days of the signing of the definitive agreement, subject only to an orderly transition of the business.

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

We are pursuing an accelerated regulatory approval for the use of PROBACTRIX in the U.S. and Europe by filing an Investigational New Drug ("IND") application with the U.S. Food and Drug Administration ("FDA") and with comparable regulatory agencies in Europe and seeking "orphan drug" designation for the prevention and/or treatment of pouchitis. Pouchitis is a non-specific inflammation of the ileal reservoir, which can be a long-term problem for some patients. This usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Most pouchitis sufferers experience symptoms including steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. We believe that current treatments (including antibiotics) are often ineffective in relieving symptoms. "Orphan drug" refers to a product that treats a rare disease affecting fewer than a specified number of persons (200,000 in the U.S.). Current federal laws require that a drug be the subject of an approved marketing application before it is transported or distributed across state lines. Because a sponsor of a drug will probably want to ship the investigational drug to clinical investigations in many states, it must seek an exemption from that legal requirement. The IND is the means through which the sponsor technically obtains this exemption from FDA. FDA approval of an IND permits the sponsor to conduct clinical trials in humans. We submitted the IND to the FDA at year-end 2004. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within 30 days. Comments on the IND were received on March 4, 2005. BioBalance has reviewed the comments and is currently working to resolve all of the issues raised by the FDA. We expect to have a response prepared and sent back to the FDA during the second quarter of 2005. Although we believe that we can adequately address all of the issues raised by the FDA, we can give no assurance that the FDA will agree with all of our responses to the issues raised or give us clearance to proceed with the clinical trials.

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

     In August 2003, BioBalance acquired the GI rights to a line of biotherapeutic agents (NexGen Platform). The purchase includes the rights to two patented strains of Bacillus (B. subtilis and B. licheniformis) for $3,850,000 which included a one-time cash payment of $250,000 and one million shares of Common Stock of the Company valued at $3,600,000. See "NexGen Product Platform" above. BioBalance is also looking to obtain rights for other agents showing promise in treating various GI diseases. At December 31, 2004 it was determined that the investment in the NexGen Product Platform was impaired and as a result of the impairment analysis a total of $1,740,326 was expensed during the fourth quarter. The impairment is due to a number of factors including the acceleration of the Company's efforts to obtain regulatory approvals and take other action necessary to market PROBACTRIX as a prescription product, overall limited funding available to the Company to develop the NexGen Product Platform and available management time. While BioBalance believes that the NexGen Platform is a viable technology that can be commercialized, any steps the Company may take in the future in furthermore of such commercialization will continue to be delayed until the above mentioned factors are resolved.



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

     Selling, general and administrative expenses ("SG&A") in 2004 increased to $12,056,000 from $11,249,000 in 2003 and $830,000 in 2002, an increase of 7% and
1,255% for the years 2003 and 2002 respectively. The increase in expenses for the year 2004 compared to 2003 is the result of administrative personnel increases and other costs associated with the increased revenue. In addition, the Company incurred significant legal, accounting and insurance costs in 2004 relating to the indictment of one of its former directors. The year 2002 only includes the expenses related to the BioBalance segment.

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

     In addition, on April 11, 2005, the Company's loan agreement was modified to permit the sale of the NJ Business to Accredited Health and to remove the lender's lien with respect to the assets of the NJ Business. As a result of this modification, no loans under the agreement will be made until the minimum tangible net worth requirement has been amended to the lender's satisfaction.

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

     As of December 31, 2004, approximately $8,656,000 (approximately 52.4% ) of the Company's total assets consisted of accounts receivable from customers as compared to approximately $6,577,000 or 30.4% as of December 31, 2003. As of December 31, 2002, BioBalance had no accounts receivable.

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

The implication of these changes for paying the overtime expense for the home care industry and the State will be challenges to ensuring patient continuity of care, if agencies can no longer afford to authorize overtime during an outgoing workforce shortage, and the inability of workers to secure the number of hours of work they desire, all of these factors may cause a higher cost per hour serviced thereby adversely affecting profitability.

     WE  ARE  INDIRECTLY  DEPENDENT  UPON  REIMBURSEMENT  BY THIRD-PARTY PAYERS;
HEALTH  CARE  REFORM  COULD  REDUCE  REVENUES.


     More than 40% of our revenues are paid by Certified Home Health Agencies and Long-Term Home Health Care Programs, as well as other clients who receive their payments from "third- party payers," such as private insurance companies, self-insured employers and HMOs. Our revenues and profitability, like those of other home health care companies, are affected by the continuing efforts of third-party payers to contain or reduce the costs of health care by lowering reimbursement or payment rates, increasing case management review of services and negotiating reduced contract pricing. Because home care is generally less costly than hospital-based care, home nursing and home care providers have benefited from cost containment initiatives aimed at reducing the costs of medical care. However, as expenditures in the home health care market continue to grow, cost containment initiatives aimed at reducing the costs of delivering services at non-hospital sites are likely to increase. A significant reduction in coverage or payment rates of public or private third-party payers would reduce New York Health Care's revenues and profit margins. While we are not aware of any substantive changes in the Medicare or Medicaid reimbursement systems for home health care which are about to be implemented, revised budget plans of New York State or the federal government could result in limitation or reduction in the reimbursement of home care costs and in the imposition of limitations on the provision of services which will be reimbursed. Moreover, third party payers, particularly private insurance companies, may negotiate fee discounts and reimbursement caps for services we provide.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent Registered Public Accounting Firms' report thereon of Weiser LLP, for the years ended December 31, 2004 and 2003, and from Holtz Rubenstein Reminick LLP for the year ended December 31, 2002, appears herein. See Index to Financial Statements.

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

ITEM 9B.  OTHER INFORMATION:

Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  executive  officers  and  directors  of  the  Company  are as follows:

Name                 Age                  Position
-------------------  ---  ----------------------------------------
Dennis M. O'Donnell   49  Director, Chief Executive Officer and
                          Secretary of the Company and President
                          & CEO of The BioBalance Corporation

Fred E. Nussbaum      57  Director

Mordecai H. Dicker    44  Director

Mark Gray             46  Director

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

ITEM 14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

     The following table presents fees for professional audit services rendered by Weiser LLP and Holtz Rubenstein Reminick LLP for the audit of the Company's annual financial statements for the years ended December 31, 2004, 2003 and 2002:

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Weiser LLP
Weiser  LLP

April  11,  2005
New  York,  NY

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

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of New York Health Care, Inc. (formerly The Bio Balance Corporation), for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Holtz Rubenstein Reminick LLP
Holtz Rubenstein Reminick LLP
Melville, New York
March 4, 2003

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

                                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended      Year Ended      Year Ended
                                                       December 31,    December 31,    December 31,
                                                           2004            2003            2002
                                                      --------------  --------------  --------------
Net patient service revenue                           $  48,854,358   $  45,060,449   $           -
                                                      --------------  --------------  --------------
Expenses:
    Professional care of patients                        39,214,216      36,106,721               -
                                                      --------------  --------------  --------------
    General and administrative
        (excluding noncash compensation)                 12,052,255       9,941,923         810,427
    Noncash compensation                                      4,127       1,307,119          19,414
                                                      --------------  --------------  --------------
        Total general and administrative expenses        12,056,382      11,249,042         829,841
                                                      --------------  --------------  --------------

    Product development
        (excluding noncash compensation)                  1,426,423         956,262         354,616
    Noncash compensation                                   (369,949)        284,340               -
                                                      --------------  --------------  --------------
        Total product development                         1,056,474       1,240,602         354,616
                                                      --------------  --------------  --------------

    Goodwill impairment                                           -      17,869,339               -
    Impairment of intangible assets                       1,740,326               -               -
    Bad debts expense                                        90,400          50,250               -
    Depreciation and amortization                           871,710         606,747         214,600
                                                      --------------  --------------  --------------

        Total operating expenses                         55,029,508      67,122,701       1,399,057
                                                      --------------  --------------  --------------

Loss from operations                                     (6,175,150)    (22,062,252)     (1,399,057)
                                                      --------------  --------------  --------------

Non-operating income (expenses):
   Interest income                                           69,877          51,255               -
   Interest expense                                         (29,538)         (2,173)              -
                                                      --------------  --------------  --------------
Non-operating income (expenses), net                         40,339          49,082               -
                                                      --------------  --------------  --------------

Loss before (benefit) provision for income taxes         (6,134,811)    (22,013,170)     (1,399,057)

(Benefit) provision for income taxes:
Current                                                     (63,126)         39,000               -
                                                      --------------  --------------  --------------

Net loss                                              $  (6,071,685)  $ (22,052,170)  $  (1,399,057)
                                                      ==============  ==============  ==============

Basic and diluted loss per share                      $       (0.24)  $       (0.91)  $       (0.07)
                                                      --------------  --------------  --------------

Weighted and diluted average shares outstanding          24,939,776      24,283,907      20,562,131
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

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended      Year Ended      Year Ended
                                                                    December 31,    December 31,    December 31,
                                                                        2004            2003            2002
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
   Net loss                                                        $  (6,071,685)  $ (22,052,170)  $  (1,399,057)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Impairment of intangible assets                               1,740,326
         Goodwill impairment                                                   -      17,869,339               -
         Noncash compensation                                           (365,822)      1,591,459          19,414
         Depreciation and amortization                                   871,710         606,747         214,600
         Bad debts expense                                                90,400          50,250               -
         Changes in operating assets and liabilities
         net of effects of purchase of subsidiary:
            Increase in accounts receivable and unbilled services     (2,134,953)     (1,352,003)              -
            Increase in prepaid expenses and other current assets       (147,430)        (98,231)        (25,842)
            Increase in due from lending institution                    (357,802)        (55,896)              -
            (Increase)decrease in other assets                            (9,813)          8,927               -
            (Decrease)increase in accrued payroll                       (457,917)        588,269         120,000
            Increase in accounts payable and accrued expenses          1,476,383       1,977,474         112,112
            Increase in due to HRA                                     1,508,188       1,824,710               -
            Decrease in due to related parties                        (1,190,526)       (750,000)              -
            (Decrease)increase in income tax payable                     (24,394)         24,394               -
                                                                   --------------  --------------  --------------
               Net cash (used in) provided by
                  operating activities                                (5,073,335)        233,269        (958,773)
                                                                   --------------  --------------  --------------

Cash flows from investing activities:
        Net cash acquired from purchase of subsidiary                          -       3,548,658               -
        Acquisition of property and equipment                             (8,495)        (50,724)              -
        Acquisition of intangible assets                                 (69,310)       (422,613)       (148,723)
        Increase in other assets                                               -               -         (13,333)
        Decrease (increase) in restricted cash                                 -         100,000        (100,000)
        Increase in deferred merger cost                                       -               -        (248,363)
                                                                   --------------  --------------  --------------
   Net cash (used in) provided by  investing activities                  (77,805)      3,175,321        (510,419)
                                                                   --------------  --------------  --------------

Cash flows from financing activities:
       Exercise of options                                                     -          18,401               -
       Payments on lease obligation payable                                    -         (18,281)              -
       Proceeds of issuance of common stock                                    -       1,013,808       3,488,144
       Decrease (increase) in subscription receivable                          -         290,000        (290,000)
                                                                   --------------  --------------  --------------
  Net cash provided by financing activities                                    -       1,303,928       3,198,144
                                                                   --------------  --------------  --------------

  Net (decrease) increase in cash and cash equivalents                (5,151,140)      4,712,518       1,728,952

  Cash and cash equivalents at beginning of year                       7,337,896       2,625,378         896,426
                                                                   --------------  --------------  --------------

  Cash and cash equivalents at end of year                         $   2,186,756   $   7,337,896   $   2,625,378
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

On May 13, 2004, the Company executed a non-binding letter of intent with executive officers of the Company who have since resigned (see below), for the acquisition of its home healthcare business, subject to satisfaction of a number of conditions, including execution of a definitive acquisition agreement, obtaining various corporate and regulatory approvals, including stockholder approval, obtaining an acceptable fairness opinion and receipt by the Company of at least $4 million to finance its remaining operations. On July 15, 2004, the Company executed a definitive agreement (the "Purchase Agreement") for the sale of the assets of its home healthcare business to a company controlled by its chief executive officer and chief operating officer for consideration of $2.7 million in cash, the assumption of all of the liabilities and obligations with respect to the home healthcare business and the forgiveness of certain future obligations that may be due to them pursuant to Employment Agreements each of them has with the Company. The sale is subject to the satisfaction of a number of conditions including obtaining shareholder and regulatory approvals; such conditions had not been satisfied as of April 11, 2005. As noted below, on April 11, 2005, the Company entered into a definitive sales agreement to sell certain of the assets to an unaffiliated entity.

The Company will consider its home health care division as a discontinued operations of the entire home health care business upon shareholder approval of the proposed sale.

We cannot assure you that the conditions to the sale of the entire home healthcare business will be satisfied.

On or about September 23, 2004, the Company commenced an offering for sale (the "Offering") of a minimum aggregate offering of $4,000,000 and a maximum aggregate offering of $6,000,000, of shares of its unregistered common stock, $0.01 par value ("Common Stock") and associated warrants to persons who qualify as "accredited investors" as defined in the rules under the Securities Act of 1933, as amended, (the "Securities Act") pursuant to the terms of a Confidential Private Placement Memorandum. The purchase price per share of Common Stock sold in the Offering, will be equal to 95% of the volume weighted average price of the Common Stock for the 10 trading days prior to the initial closing of the Offering, but not less than $0.60 nor more than $1.00 per share.

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

In connection with the consummation of the Offering, Messrs. Jerry Braun ("Braun") and Jacob Rosenberg ("Rosenberg") then executive officers of the Company agreed with the request of the Placement Agent to resign irrevocably as directors and executive officers of the Company. Therefore, in order to secure the obligations of the Company and its subsidiary, NYHC Newco Paxxon, Inc. agreed to (i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to New York Health Care, LLC, an entity controlled by Braun and Rosenberg pursuant to the terms of the Purchase Agreement or (ii) comply with any future payment obligations of the Company to Braun and Rosenberg under their respective employment agreements with the Company, the Company entered into an agreement (the "Agreement") on February 24, 2005, which supercedes an escrow agreement dated August 3, 2004 that was canceled, and which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provides for the deposit of up to $3.55 million in a cash collateral account (collectively, the "Collateral"). None of the assets of BioBalance will be used as Collateral to secure the Company's obligations to Braun and Rosenberg under their respective employment agreements or the Agreement.

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

On March 24, 2005, Mr. Braun and Mr. Rosenberg agreed with New York Healthcare, and its subsidiary, NYHC Newco Paxxon, Inc., to terminate the security interest in the Company's home healthcare business that had been granted to Messrs. Braun and Rosenberg pursuant to the Agreement. Messrs Braun and Rosenberg have also consented, under certain conditions, that the Company may sell all or a portion of the Company's home health care operations in the State of New Jersey (the "New Jersey Operations") to one or more third parties and to the use by the Company of the proceeds of any such sale to finance the operations of its BioBalance Corporation subsidiary.

On April 11, 2005, the Company entered into a definitive agreement with Accredited Health Services, Inc. ("Accredited"), a wholly owned subsidiary of National Home Health Care Corp., pursuant to which Accredited will acquire certain assets of the Company's New Jersey home healthcare business (the "NJ
Business") for $3 million. Revenues for the New Jersey business were approximately $6.6 million in 2004. Pursuant to the terms of the definitive agreement, funding of the purchase price was received by the Company upon execution of the agreement, with the exception of $150,000 (the "Escrow Funds"), which was placed in escrow to cover actual losses, if any, incurred by Accredited for which the Company is required to indemnify Accredited pursuant to the definitive agreement. If no claims by Accredited for indemnification by the company are made, the Escrow Funds will be released to the Company 90 days after the formal closing of the transaction which will occur within 45 days of the signing of the definitive agreement, subject only to an orderly transition of the business.

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

RISK FACTORS ASSOCIATED WITH FAIR LABOR STANDARDS ACT:

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

As part of their amended employment agreements, if the two officers/directors from New York Health Care are terminated or resign from the Board of Directors prior to the expiration of their employment agreements, the Company is required to issue an options to each officer/director to acquire 500,000 shares of the Company common stock at the fair market value on the date of termination. The
Company issued these options to Messrs. Braun and Rosenberg on February 24, 2005. As Messrs Braun and Rosenberg will continue as officers of the health care divison the options were issued in accordance with the Company's Performance Incentive Plan. In addition, the agreements required a payment to them if a change in control of New York Health Care occurred. This amounted to $1,940,526 and was recorded as a liability in due to related parties in the net assets of New York Health Care on January 2, 2003. As of December 31, 2003, this amounted to $1,190,526. During the year ended December 31, 2003, payments of $750,000 were made related to this obligation, and during the year ended December 31, 2004, the remaining $1,190,526 was paid.

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

In addition, on April 11, 2005, the Company's loan agreement was modified to permit the sale of the NJ Business to Accredited Health and to remove the lender's lien with respect to the assets of the New Jersey Operations. As a result of this modification, no loans under the agreement may be requested or occur until the net worth requirement has been amended to the lender's satisfaction. At April 11, 2005, such amount has not been determined.

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
                 ===========                                    ============

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

In November 2003, a director, who was also an officer of BioBalance resigned, and a consulting agreement with a consultant to BioBalance was suspended, and subsequently terminated, as a result of matters related to certain claims made against the former director and consultant by the U.S. Attorney's office. The matters related to an alleged attempt by these two individuals to manipulate the Company's common stock. The Company is obligated, under certain circumstances, to indemnify the former director against liability and to pay for his costs of defending himself from certain legal actions that arose from his activities as a director or officer of the Company. To date, the Company's insurance carrier has advanced funds on behalf of the Company to the former director to cover the expenses of his defense to the government action. Unless it is legally determined that the former director is not entitled to indemnification, the Company would be required to reimburse the insurance carrier for $250,000 of the amount it advanced on behalf of the former director. As of December 31, 2004, the Company has accrued the $250,000 on its financial statements. In addition, the terminated consulting agreement that BioBalance had entered into in 2001 with the consultant and a company affiliated with the consultant provided for the payment to the consultant of annual consulting fees of $250,000 per year through at least January 2008 and the issuance of 200,000 warrants to the consulting company, subject to earlier termination of the consulting agreement under certain circumstances, including for cause, as defined in the agreement, or without cause. Although BioBalance has notified the consultant in writing on September 23, 2004, of the termination of the consulting agreement for cause, should the consultant bring an action to challenge the termination and a court determines that the agreement was actually terminated without cause, then BioBalance could be obligated under the agreement to pay to the consulting company a severance payment equal to three times the sum of its annual base consulting fee ($750,000) any cash bonus paid to it in the three-year period preceding the date of termination and to provide the consultant with certain health and other benefits for a period of five years. The Company has accrued approximately $359,000 in its consolidated financial statements as of December 31, 2004 relating to this consulting agreement which includes $125,000 in the third quarter of 2004 to cover additional payments provided for in the consulting agreement which reflects the maximum the Company may be required to pay. Moreover, the Company believes that it will be able to defend its position in a possible claim by the consultant that it is owed money under the consulting agreement, although there can be no assurance as to the amount of monies, if

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any, that BioBalance may have to pay under the consulting agreement or that the consultant will not bring an action against BioBalance or the Company for an alleged breach of the consulting agreement.

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

(1) At December 31, 2004, the New Jersey operations future minimum lease payments due under operating leases approximates: 2005 - $112,000, 2006 - $71,000, 2007 - $21,000, and 2008 - $3,000.

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

                  NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 10, 1999, the Company entered into employment agreements with two officers, with terms beginning December 27, 1999 and expiring in 2004. The agreements called for initial aggregate annual compensation of approximately $420,000 with an annual increase of 10% and provided for certain additional benefits. This employment agreement was amended on January 2, 2003 pursuant to the Stock for Stock Exchange Agreement between the Company and The BioBalance Corporation. Under the amended employment agreement, the two officers' employment was extended until December 31, 2009. The amendment also calls for assurance that the two officers continue their election as Directors for the full term of their employment contracts. If the officers are terminated as Directors, the Company shall enter into consulting agreements with the officers, effective the date of termination. In such case, consulting services will be provided on an as needed basis for a period of not less than five years and, as compensation for consulting services, each officer will be granted an option to acquire 500,000 shares of the Company's common stock for a term of no less than ten years at a price per share equal to the closing price of the stock on the date of such termination. The employment agreements were further amended to eliminate the requirement for consulting agreements. Messrs Braun and Rosenberg on February 24, 2005, agreed to a further amendment that their resignations as Executive Officers and Directors would be irrevocable. On February 24, 2005, Messrs Braun and Rosenberg resigned as Executive Officers and Directors of the Company and each received, in accordance with their amended employment agreements, 500,000 10 year options to purchase the Company's common stock at an exercise price of $0.85 per share.


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

(1) In the fourth quarter of 2004, it was determined that the NexGen intangible assets were impaired by $1,740,326 as a result of an impairment analysis performed. See note 4.

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

                                         NEW YORK HEALTH CARE, INC.

                                                 /s/ Dennis O'Donnell
                                         ---------------------------------------
Date:  April 26, 2005                    By:  Dennis O'Donnell
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                     TITLE                            DATE
---------                                     -----                            ----

/s/ Jerry Braun          President and Chief Executive Officer            April 26, 2005
-----------------------  (Principal Executive Officer) during the
Jerry Braun              period covered by this report and until
                         February 24, 2005

/s/ Jacob Rosenberg      Vice President and Chief Financial Officer       April 26, 2005
-----------------------  (Principal Financial and Accounting Officer)
Jacob Rosenberg          during the period covered by this report and
                         until February 24, 2005

/s/ Dennis O'Donnell     Chief Executive Officer  (Principal Executive,   April 26, 2005
-----------------------  Financial and Accounting Officer) as of
Dennis O'Donnell         February 24, 2005

/s/ Mordecai H. Dicker   Director                                         April 26, 2005
-----------------------
Mordecai H. Dicker

/s/ Fred E. Nussbaum     Director                                         April 26, 2005
-----------------------
Fred E. Nussbaum

/s/ Mark Gray            Director                                         April 26, 2005
-----------------------
Mark Gray

                                INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with Exhibit Table of Item 601 of Regulation S-K.

Exhibit
 Number   Description of Exhibit
--------  ----------------------

    2.1   Stock for Stock Exchange Agreement between the Company and BioBalance dated
          October 11, 2001, as amended by Amendment No. 1 dated February 13, 2002,
          Amendment No. 2 dated July 10, 2002, Amendment No. 3 dated August 13, 2002 and Amendment No. 4 dated October 25, 2002 (incorporated herein by reference to
          Exhibits No. 2.1-2.4, inclusive, to the Company's registration statement on Forms S-
          4, SEC file no. 333-85054).
    2.2   Purchase and Sale agreement dated  as of July 15, 2004 by and among the Company,
          NYHC Newco Paxxon Inc. and New York Health Care, LLC. (7)
    3.1   Certificate of Incorporation of the Company. (1)
    3.2   Restated Certificate of Incorporation of the Company. (1)
    3.3   Certificate of Correction of Restated Certificate of Incorporation of the Company.
          (1)
    3.4   Amendment to the Certificate of Incorporation filed October 17, 1996. (1)
    3.5   By-laws of the Company. (1)
    3.6   Amendment to the Certificate of Incorporation of the Company filed December 4,
          1996. (1)
    3.7   Certificate of Designations, Rights and Preferences of New York Health Care, Inc.
          Class A Convertible Preferred Stock. (2)
    3.8   Certificate of Amendment to the Certificate of Incorporation of New York Health
          Care, Inc. filed on September 10, 2004 (incorporated by reference to the applicable Exhibit filed with the Company's 8-K filed on September 15, 2004)
    3.9   Amended By-Laws of the Company*
    4.1   Form of certificate evidencing shares of Common Stock. (1)
   10.1   Engagement Letter Agreement between the Company and Sterling Financial
          Investment Group, Inc. dated May 6, 2004. (5)
   10.2   Employment Agreement for Dennis O'Donnell (6)
   10.3   Option agreement dated September 14, 2004 between the Company and Dennis
          O'Donnell (7)
   10.4   Form of Option Agreement under the Company's Performance Incentive (Stock
          Option) Plan (7)
   10.5   Placement Agreement dated November 19, 2004 between the Company and Sterling Financial Investment Group, Inc.
          (incorporated by  reference to the applicable Exhibit filed with the Company's Form 8-K filed on
          November 23, 2004)
   10.8   State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in Rockland,
          Westchester and Bronx Counties dated May 8, 1995. (1)
   10.9   State of New York Department of Health Office of Health Systems Management
          Home Care Service Agency License for the Company doing business in Dutchess,
          Orange, Putnam, Sullivan and Ulster Counties dated May 8, 1995. (1)


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


      *   Filed  herewith.
     ++   Compensation  plan.
     (1)  Incorporated  by  reference  to  Exhibits  filed  as part of the Company's Registration
          Statement on Form SB-2 under S.E.C. File No. 333-08152, which was  declared effective  on  December  20, 1996.
     (2)  Incorporated  by reference to Exhibits filed as part of the Company's Form10-QSB report  for  the  quarter  ended  June  30,  1998.
     (3)  Incorporated  by reference to Exhibits filed as part of the Company's Form10-QSB
          Report  for  the  quarter  ended  September  30,  1999.
     (4)  Incorporated by reference to Exhibits filed  as part of Company's Form 10-K
          Annual Report for the year ended December 31, 2002.
     (5)  Incorporated by reference to Exhibits filed as part of the Company's Form 10-Q for the quarter ended March 31, 2004
     (6)  Incorporated by reference to Exhibits filed as part of the Company's Form 10-Q for the quarter ended June 30, 2004
     (7)  Incorporated by reference to Exhibits filed as part of the Company's Form 10-Q for the quarter ended September 30, 2004
     (8)  Incorporated by reference to the applicable Exhibit filed as part of the Company's
          Form 10-K for the fiscal year ended December 31, 2003.