Form 10-Q
period 2005-03-31
NEW YORK HEALTH CARE INC
filed 2005-05-23
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from: _______ to ________.

                           Commission File No. 1-12451

                           NEW YORK HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

             New York                                           11-2636089
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

   1850 McDonald Avenue, Brooklyn, New York                       11223
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (212) 679-7778

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Exchange Act). Yes ___ No _X_

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,843,183 (as of May 12,
2005)

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

(a) Our unaudited financial statements for the first quarter (three months ended March 31, 2005) are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations for our first quarter.

                  NEW YORK HEALTH CARE , INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,     December 31,
                                                                                     2005            2004
                                                                                 ------------    ------------
                                                                                  (Unaudited)       (Note 1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $  5,907,652    $  2,186,756
  Due from lending institution                                                         78,941         566,523
  Accounts receivable, net of allowance for uncollectible
     amounts of $495,000 and $460,000 respectively                                  8,543,951       8,656,311
  Current portion of notes receivable                                                 275,797              --
  Unbilled services                                                                    79,265          65,627
  Prepaid expenses and other current assets                                           550,281         466,625
                                                                                 ------------    ------------
           Total current assets                                                    15,435,887      11,941,842

Property and equipment, net                                                           117,386          87,006
Notes receivable, net of current portion                                               78,100              --
Goodwill, net                                                                         900,587         900,587
Other intangible assets, net                                                        3,351,914       3,496,295
Other assets                                                                           78,105          77,465
                                                                                 ------------    ------------
           Total assets                                                          $ 19,961,979    $ 16,503,195
                                                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                               $  1,303,692    $  1,328,127
   Accounts payable and accrued expenses                                            7,257,038       7,326,115
   Due to HRA                                                                       5,551,305       5,264,695
                                                                                 ------------    ------------
             Total current liabilities                                             14,112,035      13,918,937
                                                                                 ------------    ------------

Commitment and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares  authorized;                       5,904           5,904
     Class A Preferred, 590,375 authorized,  issued and outstanding
   Common stock, $.01 par value, 100,000,000 shares authorized;
     32,843,183 shares issued and 32,839,138 outstanding as of March 31, 2005:        328,432         249,438
     24,943,821 shares issued and 24,939,776 outstanding as of December 31, 2004
Additional paid-in capital                                                         36,458,431      32,313,470
Accumulated deficit                                                               (30,933,350)    (29,975,081)
Less: Treasury stock (4,045 common shares at cost)                                     (9,473)         (9,473)
                                                                                 ------------    ------------
             Total shareholders' equity                                             5,849,944       2,584,258
                                                                                 ------------    ------------
             Total liabilities and shareholders' equity                          $ 19,961,979    $ 16,503,195
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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For The Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                     2005              2004
                                                  ------------     ------------

Net patient service revenue                       $ 12,462,405     $ 11,506,458
                                                  ------------     ------------

Expenses:
    Professional care of patients                   10,024,030        9,187,896
                                                  ------------     ------------
    General and administrative
         (excluding noncash compensation)            2,986,120        2,949,425
    Noncash compensation                                    --            3,690
                                                  ------------     ------------
          Total general and
            administrative expenses                  2,986,120        2,953,115
                                                  ------------     ------------
    Product development
         (excluding noncash compensation)              193,411          427,584
   Noncash compensation                                 26,559         (170,304)
                                                  ------------     ------------
         Total product development                     219,970          257,280
                                                  ------------     ------------

    Bad debts expense                                   35,000          120,000
    Depreciation and amortization                      171,941          223,049
                                                  ------------     ------------

       Total operating expenses                     13,437,061       12,741,340
                                                  ------------     ------------

Loss from operations                                  (974,656)      (1,234,882)
                                                  ------------     ------------

Non-operating income (expenses):
   Interest income                                      35,630           12,307
   Interest expense                                     (2,081)          (5,009)
                                                  ------------     ------------
Non-operating income (expenses), net                    33,549            7,298
                                                  ------------     ------------

Loss before provision for income taxes                (941,107)      (1,227,584)
  Provision for income taxes:
   Current                                              17,162               --
                                                  ------------     ------------

Net loss                                          $   (958,269)    $ (1,227,584)
                                                  ============     ============

Basic and diluted loss per share                  $      (0.03)    $      (0.05)
                                                  ------------     ------------

Weighted and diluted average shares
  outstanding                                       28,099,521       24,939,776
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                  (UNAUDITED)

                                  Common Stock       Preferred Stock                  Treasury Stock
                              --------------------  -----------------   Additional   -----------------                     Total
                                                                         Paid-In                        Accumulated    Shareholders'
                              Shares       Amount   Shares    Amount     Capital      Shares   Amount      Deficit        Equity
                             ----------  ---------  --------  -------  ------------  -------  --------  -------------  ------------
Balance at January 1, 2005   24,943,821   $249,438   590,375  $ 5,904  $ 32,313,470    4,045  $ (9,473) $ (29,975,081)  $ 2,584,258

Proceeds from issuance
  of Common Stock
  and Warrants on
  February 24, 2005           7,899,362     78,994                        4,118,402                                       4,197,396

Increase in compensation
  expense due to a
  revaluation of
  options/warrants                                                           26,559                                          26,559

Net loss                                                                                                     (958,269)     (958,269)
                             ----------  ---------  --------  -------  ------------  -------  --------  -------------  ------------

Balance at March 31, 2005    32,843,183  $ 328,432   590,375  $ 5,904  $ 36,458,431    4,045  $ (9,473) $ (30,933,350)  $ 5,849,944
                             ==========  =========  ========  =======  ============  =======  ========  =============  ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                    2005           2004
                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                      $  (958,269)   $(1,227,584)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Noncash compensation                                          26,559       (166,614)
        Depreciation and amortization                                171,941        223,049
        Bad debts expense                                             35,000        120,000
        Changes in operating assets and liabilities:
           Increase in accounts receivable
             and unbilled services                                  (290,175)      (452,032)
           Increase in prepaid expenses and other current
             assets                                                  (83,656)      (132,119)
           Decrease (increase) in due from lending institution       487,582       (127,923)
           Increase in other assets                                     (640)        (9,812)
           Decrease in accrued payroll                               (24,435)      (541,816)
          (Decrease) increase in accounts payable and
            accrued expenses                                         (69,077)       160,970
           Increase in due to HRA                                    286,610        366,754
           Decrease  in due to related parties                            --       (250,000)
           Decrease in income tax payable                                 --        (24,394)
                                                                 -----------    -----------

           Net cash used in operating activities                    (418,560)    (2,061,521)
                                                                 -----------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment                             (43,687)        (8,500)
   Acquisition of intangible assets                                  (14,253)        (6,683)
                                                                 -----------    -----------

         Net cash used in investing activities                       (57,940)       (15,183)
                                                                 -----------    -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock and warrants         4,197,396             --
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents               3,720,896     (2,076,704)

Cash and cash equivalents at beginning of period                   2,186,756      7,337,896
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 5,907,652    $ 5,261,192
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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. ("New York Health Care") was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The BioBalance Corporation, ("BioBalance") a Delaware Corporation, was formed in May 2001. BioBalance is a specialty pharmaceutical company focused on the development of proprietary biotherapeutic agents for various gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing accelerated prescription drug approval of its lead product, PROBACTRIX(R), for the treatment and/or prevention of pouchitis with the U.S. Food and Drug Administration ("FDA"). There can be no assurance that BioBalance will be successful in gaining approval for this indication. The consolidated entity, collectively referred to, unless the context otherwise requires, as the "Company", "we", "our" or similar pronouns, includes New York Health Care and its wholly-owned subsidiaries, BioBalance and NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"). All significant inter-company balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K/A of New York Health Care for the year ended December 31, 2004 as filed on April 28, 2005 with the SEC.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

In connection with the consummation of the Offering (see Note 2), at the close of business on February 24, 2005, at the request of the Placement Agent, (i) Mr. Jerry Braun resigned as a director and as the Company's Chief Executive Officer and President and (ii) Mr. Jacob Rosenberg resigned as a director and as the Company's Vice President, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary. In connection with Braun and Rosenberg's agreement with the Placement Agent to resign as officers and directors of the Company, in order to secure the obligations of the Company and Helping Hands, to
(i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to New York Health Care, LLC, a company controlled by Messrs. Braun and Rosenberg (the "LLC"), pursuant to the terms of the Purchase Agreement signed July 15, 2004 among the Company, Helping Hands and the LLC ("Purchase Agreement") or (ii) to comply with any future payment obligations of the Company to Braun and Rosenberg under their respective employment agreements with the Company, the Company entered into an agreement (the "Security Agreement"), on February 24, 2005, which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provided for the deposit of up to $3.55 million in a cash collateral account (collectively, the "Collateral"). Under terms of the Security Agreement, none of BioBalance funds will be used as Collateral.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Mr. Braun continues to be employed by the Company as the President of its home healthcare division and Mr. Rosenberg continues to be employed by the Company as the Vice President of the Company's home healthcare division. Other than their ceasing to be officers of the Company, and the resulting changes in their duties and responsibilities, their respective employment agreements with the Company remain in effect. In addition, Messrs. Braun and Rosenberg have board observer rights with respect to the Company's board of directors until such time as the Asset Sale is consummated. Pursuant to the terms of their respective employment agreements, as a result of their resignations from the Company's Board of Directors, on February 24, 2005, each of Braun and Rosenberg received ten year stock options ("Options") to purchase 500,000 shares of Common Stock at an exercise price of $0.85 per share, pursuant to the Company's Performance Incentive Plan.

As of the close of business on February 24, 2005, Mr. Dennis O'Donnell became the Company's Chief Executive Officer and Secretary. Mr. O'Donnell also retained his position as the Chief Executive Officer and a director of BioBalance and as a director of the Company.

On March 23, 2005, the security interest that was granted pursuant to the Security Agreement was terminated and Messrs. Braun and Rosenberg agreed that the Company could enter into an agreement with a third party for the sale of the New Jersey portion of the Company's home healthcare operations (the "NJ Business") under specified conditions without being in breach of the Purchase Agreement.

On April 11, 2005, the Company entered into an agreement to sell the NJ Business to Accredited Health Services, Inc. ("Accredited Health"), a subsidiary of National Home Health Care Corp., for $3,000,000. In addition to Messrs. Braun and Rosenberg, the LLC also consented to the sale of the NJ Business to Accredited Health and agreed that such sale would not result in a breach of the Purchase Agreement. Funding of the purchase price in the amount of $3,000,000 was made on April 11, 2005 and a formal closing for the sale, which is subject only to an orderly transition of the NJ Business to Accredited Health, will occur by May 26, 2005. An aggregate of $150,000 of the purchase price was placed in escrow to cover actual losses, if any, incurred by Accredited Health for which the Company is required to indemnify Accredited Health pursuant to the agreement. If no claims by Accredited Health for indemnification by the Company are made, the escrowed funds will be released to the Company 90 days after the formal closing of the transaction.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Below is selected financial data for the New Jersey home healthcare business (unaudited):

                                        March 31,
                                   -------------------
                                     2005       2004
                                   --------   --------

Current assets                     $574,442   $518,140
                                   ========   ========

Total assets                       $597,438   $554,962
                                   ========   ========

Total current liabilities          $371,426   $391,904
                                   ========   ========

                              Quarter Ended      Quarter Ended
                                 March 31,          March 31,
                                  2005                2004
                               -----------        -----------

Net patient service revenue    $ 1,709,624        $ 1,580,575
                               ===========        ===========

Professional care of patients  $ 1,174,594        $ 1,057,456
                               ===========        ===========

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

Recently Issued Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - PRIVATE PLACEMENT:

On February 24, 2005, the Company consummated a private offering (the "Offering") which resulted in its issuing an aggregate of 7,899,362 shares (the "Shares") of the Company's common stock, par value $0.01 per share (the "Common Stock"), and warrants to purchase 3,949,681 shares of Common Stock (the "Warrants") to persons who qualify as "accredited investors" within the meaning of rule 501 of Regulation D promulgated under the Securities Act of 1933 (the "Act"). The aggregate purchase price for the Shares and Warrants was $4,897,600 and net proceeds received by the Company were $4,197,396. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.78 per share during the five-year period commencing on February 24, 2005. In connection with the Offering, the Company paid to the placement agent for the Offering (the "Placement Agent") commissions of $470,260 and an additional $146,616 to cover non-accountable and certain other expenses of the Placement Agent, other costs of $83,328 and the value of the Placement Agent Warrants, described below. In addition, the Company issued to the Placement Agent and its designees five-year warrants (the "Placement Agent Warrants") to purchase an aggregate of 1,777,356 shares of Common Stock at $0.62 per share. The Company based on the Black Scholes calculation has assigned a fair value to the Placement Agent Warrants of $624,705. The Company allocated $2,679,518 and $893,173 of net proceeds using the relative fair value method of allocation to the Common Stock and Warrants, respectively. Under the terms of the Offering, the Company has the right to call the Warrants that were issued in the Offering upon thirty days notice, at a price of $0.01 per Warrant, provided the closing price of the Common Stock on its principal trading market exceeds $2.00 per share, subject to anti-dilution adjustments, for a period of 10 consecutive trading days, ending within 30 days prior to the date on which the notice of redemption is given and a registration statement covering the shares underlying the Warrants has been declared and remains effective or the shares issuable upon exercise of the Warrants are not otherwise subject to any restrictions for their public sale.

The Company has agreed to file a registration statement with respect to the Common Stock and Warrants issued in the Offering within 45 days after the closing of the Offering (the"Required Due Date"). If the registration statement is not filed by the Required Due Date (unless the failure to file resulted from the financial statements of the Company for the year 2004 not being available), or if the registration statement is not declared effective within 180 days after the closing, then monthly cash delay payments equal to 1.5% of the aggregate gross proceeds from the Offering are due to the holders of the Common Stock and Warrants.

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

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses for the three months ended March 31, 2005 and 2004, potential common stock attributable to options, warrants and preferred stock outstanding of 9,973,738 for the three months ended March 31, 2005 and 4,099,234 for the three months ended March 31, 2004, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - NOTES RECEIVABLE:

The Company entered into an agreement on February 3, 2005, with one of its customers converting that customer's accounts receivable balance into a note receivable. The note is payable in monthly installments of $19,525 until July 14, 2006. In addition, five additional monthly payments are being made commencing February 14, 2005, aggregating to $41,497 at March 31, 2005. Interest is paid monthly at 6% per annum on the remaining balance of the successive monthly installments of $19,525 ($312,400 at March 31, 2005).

NOTE 5 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                             March 31, 2005
                         -------------------------------------------------------
                                                                    Estimated
                         Gross Carrying Accumulated   Net Carrying  Useful Life
                              Amount    Amortization   Amount         Years
                         -------------- ------------ -------------  ------------

Intellectual property      $2,706,337   $  964,498   $1,741,839           10
Patents/trademarks          1,127,158      306,333      820,825           10
Non-compete agreement         770,000      250,250      519,750            5
Patient list                  100,000       45,000       55,000            5
Customer base                 390,000      175,500      214,500            5
                           ----------   ----------   ----------
                           $5,093,495   $1,741,581   $3,351,914
                           ==========   ==========   ==========

                                           December 31, 2004
                         -------------------------------------------------------
                                                                     Estimated
                         Gross Carrying Accumulated   Net Carrying  Useful Life
                            Amount      Amortization   Amount         Years
                         -------------- ------------ -------------  ------------

Intellectual property     $2,706,337   $  896,840   $1,809,497           10
Patents/trademarks         1,112,905      278,357      834,548           10
Non-compete agreement        770,000      211,750      558,250            5
Patient list                 100,000       40,000       60,000            5
Customer base                390,000      156,000      234,000            5
                          ----------   ----------   ----------
                          $5,079,242   $1,582,947   $3,496,295
                          ==========   ==========   ==========

As of March 31, 2005, approximately $3.1 million of the intangible assets net of accumulated amortization relate to BioBalance. BioBalance is a research and development company and has had significant losses since inception. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance will be able to generate or sustain profitability in the future.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

                                            March 31, 2005   December 31, 2004
                                            --------------   -----------------

Accounts payable                             $  573,762         $  622,730
Accrued expenses                              1,974,229          2,150,896
Accrued employee benefits                     4,709,047          4,552,489
                                             ----------         ----------
                                             $7,257,038         $7,326,115
                                             ==========         ==========

NOTE 7 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services that expires November 29, 2005. The availability of the line of credit is based on a formula of eligible accounts receivable. The loan agreement was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this agreement. The agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of March 31, 2005, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The agreement contains various restrictive covenants, which among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the agreement bear interest at prime plus 1 1/2% at March 31, 2005 (7.25%).

At March 31, 2005, there was an amount due from G.E. Capital Health Care Financial Services of $78,941. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital Health Care Financial Services and then transferred to the Company's bank account.

On April 11, 2005, the Company's loan agreement was modified to permit the sale of the NJ Business to Accredited Health and to lift the lender's lien with respect to the assets of the NJ Business. As a result of this modification, no loans under the agreement may be requested or occur until such time as the parties agree on the adjusted amount of the borrowing base. Such an amendment will result in a decrease in the amount available for borrowing under the facility.

NOTE 8 - STOCK OPTIONS/WARRANTS:

In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share if compensation cost for the Company's stock plans had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                                                      For The Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------

Net loss, as reported                                $  (958,269)   $(1,227,584)
Less stock-based compensation expense
  determined under fair value method for
  all employee stock options, net of tax effect         (686,889)      (601,230)
                                                     -----------    -----------

Pro forma net loss                                   $(1,645,158)   $(1,828,814)
                                                     ===========    ===========

Basic and diluted loss per share, as reported        $     (0.03)   $     (0.05)
Basic and diluted loss per share, pro forma          $     (0.06)   $     (0.07)

The options' assumptions used to estimate these values are as follows:

                                                      For The Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2005          2004
                                                       --------       ------

Risk free interest rate                                   1.59%        1.72%
Expected volatility of common stock                         88%          92%
Dividend yield                                               0%           0%
Expected option term                                   3-5 yrs.       3 yrs.

During the quarter ended March 31, 2005, the following options were issued to employees in accordance with the Company's Performance Incentive Plan. Since the options were given to employees at not less than fair value on the date of grant, no compensation expense was recorded.

Grant Date          Number of Options    Exercise Price    Expiration Term
-----------------   -----------------    --------------    ---------------
February 24, 2005      1,000,000             $  0.85           10 Years

The NASD implemented a marketplace rule on July 1, 2003 that requires a company whose securities are listed on Nasdaq to obtain shareholder approval prior to the issuance of options or warrants to certain categories of recipients including among others, consultants or non-employee members of the Board of Directors.

The Company committed to issue warrants to certain consultants subsequent to July 1, 2003 at a time when it was subject to the NASD marketplace rule. Therefore, these commitments of warrants will be re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded. For the three months ended March 31, 2005, the revaluation of the warrants resulted in an increase in compensation of $26,559.

On February 24, 2005, in connection with the Offering the Company issued 3,949,681 Warrants to investors in the Private Placement and 1,777,356 Warrants to the Placement Agent (see Note 2).

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On May 6, 2005, Dennis O'Donnell was issued 100,000 options and a cash bonus of $90,000 pursuant to the terms of his employment agreement with the Company and in consideration of his performance on behalf of the Company.

NOTE 9 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carry-forward. At March 31, 2005 and December 31, 2004, the Company has computed a deferred tax asset in the amount of approximately $5,027,000 and $4,652,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because, it is not more likely than not, such assets will be recognized in the foreseeable future. The valuation allowance increased by $375,000 during the three months ended March 31, 2005.

NOTE 10 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                      For The Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2005       2004
                                                             --------   --------

       Supplemental cash flow disclosures:

         Cash paid during the period for:

           Interest                                          $  2,081   $  5,009
                                                             ========   ========

           Income taxes                                      $ 17,162   $ 48,355
                                                             ========   ========

Supplemental Schedule of noncash financing activity:

The Company entered into an agreement on
 February 3, 2005 to convert an accounts receivable
 balance to a note receivable with one of its customers      $353,897   $      0
                                                             ========   ========

The Company issued Placement Agent Warrants
 as part of the Private Placement Offering                   $624,705   $      0
                                                             ========   ========

NOTE 11 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a company that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of March 31, 2005.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                      New York         Bio-            Total
                                     Health Care     Balance       Consolidated
                                     -----------     -------       ------------

Three Months Ended March 31, 2005
Revenue:
    Net patient service revenue     $ 12,462,405   $         --    $ 12,462,405
    Sales                                     --             --              --
                                    ------------   ------------    ------------
      Total revenue                 $ 12,462,405   $         --    $ 12,462,405
                                    ============   ============    ============

Net income (loss)                   $     74,489   $ (1,032,758)   $   (958,269)

Total assets                        $ 15,245,646   $  4,716,333    $ 19,961,979

Three Months Ended March 31, 2004
    Net patient service revenue     $ 11,506,458   $         --    $ 11,056,458
    Sales                           $         --   $         --    $         --
                                    ------------   ------------    ------------

Total revenue                       $ 11,506,458   $         --    $ 11,506,458
                                    ============   ============    ============

Net income (loss)                   $     43,047   $ (1,270,631)   $ (1,227,584)

Total assets                        $ 13,921,844   $  6,024,440    $ 19,946,284

Item 2: MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                           FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by New York Health Care and its subsidiaries, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as "may," "will," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and those disclosed in the Company's prior SEC filings. These and many other factors could affect the Company's future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update such statements.

Overview

The Company operates in two business segments; the home healthcare business, which has been in operation for more than 15 years, and the specialty pharmaceutical business of BioBalance, a wholly-owned subsidiary of the Company, which commenced in 2001 and is still in its development stage.

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

Accounts Receivable

Accounts receivable of our home healthcare business consist of trade receivables recorded at original invoice amounts, less an estimated allowance for uncollectible accounts. We generally extend trade credit on a short-term basis. Accordingly, our trade receivables do not bear interest, although we may apply a finance charge to receivables that are past due. We periodically evaluate accounts receivable for collectability, based on past credit history of customers and the current financial condition of those customers. Changes in the estimated collectability of accounts receivable are recorded in the results of operations for the fiscal period in which the estimate is revised. Accounts receivable that we judge to be uncollectible are offset against the allowance for uncollectible accounts. Generally, we do not require account debtors to secure the payment of accounts payable.

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

Stock Based Compensation

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and the fair value method of accounting for warrants granted to consultants for services. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Item 1 of this Report.

Long-Lived Assets

We evaluate long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets, when an impairment exists, the related assets are written down to fair value.

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31,
2004.

Results of Operations

Revenues for the three months ended March 31, 2005 increased to approximately $12,462,000 from approximately $11,506,000 for the three months ended March 31, 2004. The increase in revenues is primarily the result of increased sales volume to some of our existing clients.

Cost of professional care of patients for the three months ended March 31, 2005 increased to approximately $10,024,000 from approximately $9,188,000 for the three months ended March 31, 2004. The increased costs primarily resulted from the increased revenue.

General and administrative expenses ("G&A") for the three months ended March 31, 2005 increased to approximately $2,986,000 from approximately $2,953,000 for the three months ended March 31, 2004. The increase in G&A expenses is primarily the result of increased professional fees of approximately $200,000 which was offset by a reduction in insurance expense and business consulting expense of approximately $135,000.

There was also a decrease of approximately $42,000 in amortization expense as a result of the partial write off of the NexGen technology by the BioBalance division of approximately $1,740,000 at December 31, 2004.

The Company sustained a net loss of approximately $958,000 for the three months ended March 31, 2005 as compared to a net loss of approximately $1,228,000 for the three months ended March 31, 2004.

The net loss for the three months ended March 31, 2004 includes net income of $43,000 from the Company's home healthcare operations which were offset by a net loss of $1,271,000 from the operations of BioBalance segment.

The net loss of approximately $958,000 for the three months ended March 31, 2005 includes net income of $75,000 from the home healthcare operations segment and a net loss of $1,033,000 from the operations of BioBalance which to date has not generated any revenue.

Liquidity and Capital Resources

At March 31, 2005, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at March 31, 2005, are as follows:

                                                    Payment due by period
                               --------------------------------------------------------------
                                             Less than                              More than
Contractual Obligations          Total         1 year     1-3 years   4-5 years     5 years
-----------------------        ----------   ----------   ----------   ----------   ----------
Long-term debt obligations     $       --   $       --   $       --   $       --   $       --
Capital lease obligations              --           --           --           --           --
Operating lease obligations*    1,019,000      275,000      584,000      128,000       32,000
Purchase obligations                   --           --           --           --           --
                               ----------   ----------   ----------   ----------   ----------
  Total                        $1,019,000   $  275,000   $  584,000   $  128,000   $   32,000
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

The sources of liquidity and capital resources for the home healthcare segment are internally generated funds, cash on hand and amounts available under a $4,000,000 revolving credit facility. Currently, there is no outstanding indebtedness under this facility.

Loans under this revolving credit loan facility, which expires on November 29, 2005, may be used only for working capital of the Company's home healthcare business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home healthcare business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home healthcare business and there being no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentage based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors formula results in 97% of qualified accounts receivable being part of the borrowing base. At March 31, 2005, the amount available for borrowing under this facility, based on the borrowing base formula was $4,000,000. The loan agreement contains various restrictive covenants, which among other things, require that the Company have a minimum tangible net worth greater than $500,000. The Company has amended its loan agreement to allow it to lend money to BioBalance if there is no outstanding loan under this agreement. The loan agreement has also been amended to allow the Company to invest money in BioBalance. The principal amount of loans borrowed under this facility bear interest at a variable annual rate equal to the prime rate charged from time to time by CitiBank, N.A. plus 1.5% (currently, 5.75% per annum) and the loan agreement creating this facility provides for monthly payments of interest on the outstanding loan balance on the basis of the actual number of days elapsed over a year of 360 days.

The Company's loan agreement was modified on April 11, 2005, to permit the sale of the NJ Business to Accredited Health and to lift the lender's lien with respect to the assets of the NJ Business. As a result of this modification, no loans under the agreement may be requested or occur until such time as the parties agree on the adjusted amount of the borrowing base. Such an amendment will result in a decrease in the borrowing amount available for borrowing under the facility.

For the three months ended March 31, 2005, net cash used in operating activities was approximately $419,000 as compared to cash used in operating activities of approximately $2,062,000 during the three months ended March 31, 2004, a decrease of $1,643,000. The $419,000 of cash used in operations for the three months ended March 31, 2005 was principally due to an increase in accounts receivable, a decrease in amounts due to HRA and a decrease in amounts due from lending institution.

The net cash provided by financing activities of approximately $4,197,000 during the three months ended March 31, 2005 represented the proceeds from the issuance of common stock and warrants in the Offering.

Net cash used in investing activities for the three months ended March 31, 2005 totaled approximately $58,000 and consisted of the acquisition of property and equipment and intangible assets.

As of March 31, 2005, approximately $8,623,000 (approximately 43.2%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $7,009,000 (approximately 35.1%) as of March 31, 2004. The increase is the result of slower payments by some clients exceeding their normal 120-day payment cycle.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the three months ended March 31, 2005, the DSO of the home care segment of the Company was 73, compared to 63 days for the three months ended March 31, 2004. The increase is the result of slower payments by our net 120-day clients. As of March 31, 2005 BioBalance had no accounts receivable.

BioBalance Segment

As of March 31, 2005, BioBalance had cash on hand of $1,494,902, all of which was available to fund operations. On April 11, 2005, the Company entered into an agreement to sell certain assets of its home healthcare division in New Jersey to Accredited Health and the proceeds from the sale in the amount of $2,850,000 were transferred to BioBalance. A total of $150,000 of the purchase price was placed in escrow to cover actual losses, if any, incurred by Accredited Health for which the Company is required to indemnify Accredited Health pursuant to the agreement relating to the sale of the New Jersey Business to Accredited Health. If no claims are made by the third party for indemnification by the Company the escrowed funds will be released to the Company 90 days after the formal closing of the transaction. BioBalance estimates that its capital requirements for the remainder of 2005 will be approximately $2,700,000.

BioBalance has incurred product development costs excluding noncash compensation of approximately $193,000 for the three months ended March 31, 2005. The majority of these costs were for manufacturing clinical supplies, conducting clinical studies to assess the safety and efficacy of PROBACTRIX and the costs for preparing and filing the Investigational New Drug ("IND") application for PROBACTRIX. During this period, BioBalance completed an extended safety study in healthy human volunteers at ten times the normal dose in 35 subjects for a six month period. The data from this study has been submitted for publication in a peer-reviewed medical journal. BioBalance began an Irritable Bowel Syndrome ("IBS") medical food clinical trial at Ichilov Medical Center in Tel Aviv in November 2003. An additional site (St. Michael's Hospital in Toronto) became operational in the first quarter this year, but enrollment was significantly delayed due to personnel issues. Additional sites in New York and Jerusalem were added in the third quarter to compensate for the slow enrollment. Total enrollment of 150-200 patients is anticipated for this trial, which will continue throughout 2005.

BioBalance is pursuing accelerated regulatory approval of PROBACTRIX as a prescription drug for the prevention and/or treatment of pouchitis and has filed an IND application with the U.S. Food and Drug Administration ("FDA"). Pouchitis is a non-specific inflammation of the "pouch" or ileal reservoir, which usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Symptoms of pouchitis include steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are currently no approved treatments for pouchitis. BioBalance also will seek orphan drug designation for this indication. "Orphan drug" refers to a product that treats a rare disease affecting less than a specified number of persons (200,000 in the U.S.). The orphan drug regulatory strategy provides a significantly shorter approval process and less costly clinical studies. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage. BioBalance submitted the IND to the FDA at year-end 2004. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within 30 days. Comments on the IND were received on March 4, 2005. BioBalance has reviewed the comments and is currently working to provide a response to all of the issues raised by the FDA. We expect to have a response prepared and sent back to the FDA by July 2005. We feel that all of the issues raised by the FDA can be properly addressed, but we can give no assurance that the FDA will agree with all of our responses to the issues raised or give us clearance to move forward with the clinical trials.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") who is also the Company's Principal Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there were no changes during such quarter.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
No.        Description
-------    -----------

10.1 Amendment No. 4 dated January 13, 2005 to Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc. (incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K for the event dated January 13, 2005)

10.2* Amendment dated February 7, 2005 to the Placement Agent agreement dated
      November 19, 2004, between the Company and Sterling Financial Group, Inc.

10.3* Amendment dated February 18, 2005 to the Placement agent agreement dated
      November 19, 2004, between the Company and Sterling Financial Group, Inc.

10.4* Agreement dated February 24, 2005, among the Company, Jerry Braun and
      Jacob Rosenberg.

10.5* Agreement dated March 24, 2005, among the Company, Jerry Braun and Jacob
      Rosenberg

10.6* Form of Investor Warrant issued by New York Health Care, Inc. in connection with the Private Offering of its securities that closed on February 24, 2005.

10.7* Form of Placement Agent Warrant issued by New York Health Care, Inc. in connection with the Private Offering of its securities that closed on February 24, 2005.

10.8* Summary of Executive Compensation.

31.1* Certification of the Principal Executive Officer/Principal Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Principal Executive Officer/Principal Financial
      Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW YORK HEALTH CARE, INC.


May 20, 2005                           By: /s/ Dennis M. O'Donnell
                                           -------------------------------------
                                           Dennis M. O'Donnell
                                           Chief Executive Officer and Secretary
                                           (Principal Executive, Financial
                                           and Accounting Officer)

                                  EXHIBIT INDEX

10.1 Amendment No. 4 dated January 13, 2005 to Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc. (incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K for the event dated January 13, 2005)

10.2* Amendment dated February 7, 2005 to the Placement Agent agreement dated
      November 19, 2004, between the Company and Sterling Financial Group, Inc.

10.3* Amendment dated February 18, 2005 to the Placement agent agreement dated
      November 19, 2004, between the Company and Sterling Financial Group, Inc.

10.4* Agreement dated February 24, 2005, among the Company, Jerry Braun and
      Jacob Rosenberg.

10.5* Agreement dated March 24, 2005, among the Company, Jerry Braun and Jacob
      Rosenberg

10.6* Form of Investor Warrant issued by New York Health Care, Inc. in connection with the Private Offering of its securities that closed on February 24, 2005.

10.7* Form of Placement Agent Warrant issued by New York Health Care, Inc. in connection with the Private Offering of its securities that closed on February 24, 2005.

10.8* Summary of Executive Compensation

31.1* Certification of the Principal Executive Officer/Principal Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Principal Executive Officer/Principal Financial
      Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith