Form 10-Q
period 2005-06-30
NEW YORK HEALTH CARE INC
filed 2005-08-17
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,232,722 (as of August 1,
2005)

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

(a) Our unaudited financial statements for the second quarter (six months ended June 30, 2005) are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations for our second quarter.

                  NEW YORK HEALTH CARE , INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30, 2005    December 31, 2004
                                                                                         -------------    -----------------
                                                                                           (Unaudited)         (Note 1)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                               $  7,953,968       $  2,186,756
  Restricted cash                                                                              150,000                 --
  Due from lending institution                                                                  95,981            566,523
  Accounts receivable, net of allowance for uncollectible
     amounts of $512,000 and $460,000 respectively                                           8,404,093          8,656,311
  Unbilled services                                                                             40,142             65,627
  Prepaid expenses and other current assets                                                  1,086,717            466,625
  Current assets of discontinued operations held for sale                                           --            226,970
                                                                                          ------------       ------------
           Total current assets                                                             17,730,901         12,168,812

Property and equipment, net                                                                    114,613             82,083
Goodwill, net                                                                                  783,000            783,000
Other intangible assets, net                                                                 3,119,488          3,391,835
Other assets                                                                                    57,212             77,465
                                                                                          ------------       ------------
           Total assets                                                                   $ 21,805,214       $ 16,503,195
                                                                                          ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                                        $  1,335,666       $  1,328,127
   Accounts payable and accrued expenses                                                     7,457,556          7,326,115
   Due to HRA                                                                                5,531,760          5,264,695
   Income taxes payable                                                                         52,361                 --
                                                                                          ------------       ------------
             Total current liabilities                                                      14,377,343         13,918,937
                                                                                          ------------       ------------

Commitment and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares  authorized; Class A Preferred,
   590,375 shares authorized, issued and outstanding at December 31, 2004                           --              5,904
   Common stock, $.01 par value, 100,000,000 shares authorized;
     33,236,767 shares issued and 33,232,722 outstanding as of June 30, 2005;                  332,368            249,438
     24,943,821 shares issued and 24,939,776 outstanding as of December 31, 2004
Additional paid-in capital                                                                  36,435,485         32,313,470
Accumulated deficit                                                                        (29,330,509)       (29,975,081)
Less: Treasury stock (4,045 common shares at cost)                                              (9,473)            (9,473)
                                                                                          ------------       ------------
             Total shareholders' equity                                                      7,427,871          2,584,258
                                                                                          ------------       ------------
             Total liabilities and shareholders' equity                                   $ 21,805,214       $ 16,503,195
                                                                                          ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For The Three Months Ended             For The Six Months Ended
                                                                 June 30,                              June 30,
                                                     -------------------------------       -------------------------------
                                                         2005               2004               2005               2004
                                                     ------------       ------------       ------------       ------------
Net patient service revenue                          $ 10,913,774       $ 10,574,419       $ 21,666,556       $ 20,500,303
                                                     ------------       ------------       ------------       ------------
Expenses:
    Professional care of patients                       9,010,944          8,726,305         17,860,380         16,856,745
                                                     ------------       ------------       ------------       ------------
    General and administrative
     (excluding noncash compensation)                   1,940,116          2,556,389          4,472,114          5,027,811
    Noncash compensation                                       --                364                 --              4,054
                                                     ------------       ------------       ------------       ------------
          Total general and
          administrative expenses                       1,940,116          2,556,753          4,472,114          5,031,865
                                                     ------------       ------------       ------------       ------------
    Product development
     (excluding noncash compensation)                     553,757            271,779            747,168            699,363
   Noncash compensation                                   (24,914)          (174,566)             1,645           (344,870)
                                                     ------------       ------------       ------------       ------------
         Total product development
                                                          528,843             97,213            748,813            354,493
                                                     ------------       ------------       ------------       ------------

    Bad debts expense                                     248,704            120,400            283,704            240,400
    Depreciation and amortization                         161,421            207,595            321,645            415,941
                                                     ------------       ------------       ------------       ------------
       Total operating expenses                        11,890,028         11,708,266         23,686,656         22,899,444
                                                     ------------       ------------       ------------       ------------
Operating loss from continuing operations                (976,254)        (1,133,847)        (2,020,100)        (2,399,141)
                                                     ------------       ------------       ------------       ------------

Non-operating income (expenses):
   Interest income                                         15,761             14,664             51,391             26,971
   Interest expense                                        (1,178)            (5,827)            (3,259)           (10,111)
                                                     ------------       ------------       ------------       ------------
Non-operating income, net                                  14,583              8,837             48,132             16,860
                                                     ------------       ------------       ------------       ------------

Loss from continuing operations before
provision for income taxes                               (961,671)        (1,125,010)        (1,971,968)        (2,382,281)
Provision for income taxes
   Current                                                118,647             22,825            131,906             20,775
                                                     ------------       ------------       ------------       ------------

Loss from continuing operations                        (1,080,318)        (1,147,835)        (2,103,874)        (2,403,056)
                                                     ------------       ------------       ------------       ------------

Discontinued operations:
   Income (loss) from operations of
discontinued
   component (including gain on sale of assets
   of $2,703,718 in 2005)                               2,713,708            (12,236)         2,782,898             17,451

Income taxes                                               30,549              2,000             34,452              4,050
                                                     ------------       ------------       ------------       ------------
   Income (loss) from discontinued  operations          2,683,159            (14,236)         2,748,446             13,401
                                                     ------------       ------------       ------------       ------------
Net income (loss)                                    $  1,602,841       $ (1,162,071)      $    644,572       $ (2,389,655)
                                                     ============       ============       ============       ============

Basic and diluted income (loss) per share:
    Loss from continuing operations                  $      (0.03)      $      (0.05)      $      (0.07)      $      (0.10)
    Income (loss) from discontinued operations       $       0.08       $      (0.00)      $       0.09       $       0.00
                                                     ------------       ------------       ------------       ------------
   Net income (loss)                                 $       0.05       $      (0.05)      $       0.02       $      (0.10)
                                                     ============       ============       ============       ============
Weighted and diluted average shares outstanding        32,947,265         24,939,776         30,536,785         24,939,776
                                                     ============       ============       ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                     Common Stock            Preferred Stock                     Treasury Stock
                                              --------------------------    ------------------    Additional    -----------------
                                                                                                    Paid-In
                                                 Shares         Amount       Shares     Amount      Capital     Shares    Amount
                                              -----------    -----------    --------    ------    -----------   ------    -------
Balance at January 1, 2005                     24,943,821    $   249,438     590,375    $5,904    $32,313,470    4,045    $(9,473)

 Net proceeds from issuance of Common
 stock and warrants on  February 24, 2005       7,899,362         78,994                            4,118,402

Increase in compensation expense due
to a revaluation of options/warrants                                                                    1,645

Conversion of Preferred Stock to 2/3 share
of Common Stock for each share of
Preferred Stock                                   393,584          3,936    (590,375)   (5,904)         1,968
Net income
                                              -----------    -----------    --------    ------    -----------   ------    -------

Balance at June 30, 2005                       33,236,767    $   332,368           0    $    0    $36,435,485    4,045    $(9,473)
                                              ===========    ===========    ========    ======    ===========   ======    =======


                                                                      Total
                                                  Accumulated     Shareholders'
                                                    Deficit           Equity
                                                  ------------     -----------
Balance at January 1, 2005                        $(29,975,081)    $ 2,584,258

 Net proceeds from issuance of Common
 stock and warrants on  February 24, 2005                            4,197,396

Increase in compensation expense due
to a revaluation of options/warrants                                     1,645

Conversion of Preferred Stock to 2/3 share
of Common Stock for each share of
Preferred Stock                                                             --
Net income                                             644,572         644,572
                                                  ------------     -----------

Balance at June 30, 2005                          $(29,330,509)    $ 7,427,871
                                                  ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Six Months Ended
                                                                                                 June 30,
                                                                                          2005              2004
                                                                                      ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                                  $    644,572      $ (2,389,655)
   Adjustments to reconcile net income (loss) to net cash
      used in operations (excluding the effect of disposition)
      Net gain from discontinued operations, net of taxes                               (2,748,446)          (13,401)
      Noncash compensation                                                                   1,645          (340,816)
      Depreciation and amortization                                                        321,645           415,941
      Bad debts expense                                                                    283,704           240,400
      Changes in operating assets and liabilities, net of effects of disposition
         Increase in restricted cash                                                      (150,000)               --
         Increase in accounts receivable
            and unbilled services                                                           (6,001)       (1,085,888)
         Increase in prepaid expenses and other current assets                            (620,092)         (268,201)
         Decrease in due from lending institution                                          470,542            68,228
         Decrease (increase) in other assets                                                20,253            (9,812)
         Increase (decrease) in accrued payroll                                              7,539          (355,084)
         Increase in accounts payable and
            accrued expenses                                                               131,441         1,176,384
         Increase in due to HRA                                                            267,065           764,307
         Decrease in due to related parties                                                     --        (1,190,526)
         Increase (decrease) in taxes payable                                               52,361           (24,394)
                                                                                      ------------      ------------
      Net cash used in operating activities of continuing operations                    (1,323,772)       (3,012,517)
      Net cash provided by operating activities of discontinued operations                  58,849            39,464
                                                                                      ------------      ------------

      Total cash used in operating activities                                           (1,264,923)       (2,973,053)
                                                                                      ------------      ------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                   (53,606)           (8,500)
   Acquisition of intangible assets                                                        (28,222)          (29,869)
   Net proceeds from sale of discontinued operations                                     2,916,567                --
                                                                                      ------------      ------------

         Net cash provided by (used in) investing activities                             2,834,739           (38,369)
                                                                                      ------------      ------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock and warrants                               4,197,396                --
                                                                                      ------------      ------------

Net increase (decrease) in cash and cash equivalents                                     5,767,212        (3,011,422)

Cash and cash equivalents at beginning of period                                         2,186,756         7,337,896
                                                                                      ------------      ------------
Cash and cash equivalents at end of period                                            $  7,953,968      $  4,326,474
                                                                                      ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. ("New York Health Care") was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The BioBalance Corporation, ("BioBalance") a Delaware corporation, was formed in May 2001. BioBalance is a specialty pharmaceutical company focused on the development of proprietary biotherapeutic agents for various gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing accelerated prescription drug approval of its lead product, PROBACTRIX(R), for the treatment and/or prevention of pouchitis with the U.S. Food and Drug Administration ("FDA"). There can be no assurance that BioBalance will be successful in gaining approval for this indication. The consolidated entity, collectively referred to, unless the context otherwise requires, as the "Company", "we", "our" or similar pronouns, includes New York Health Care and its wholly-owned subsidiaries, BioBalance and NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"). All financial information prior to the sale of the Company's home healthcare operations in the State of New Jersey (the "NJ Business") has been restated in order to present the sale of the NJ Business as a discontinued operation. All significant inter-company balances and transactions have been eliminated.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

On February 24, 2005, the Company consummated a private offering of its equity securities (the "Offering"). In connection with the consummation of the Offering (see Note 2), at the close of business on February 24, 2005, at the request of the placement agent for the Offering (the "Placement Agent") , (i) Mr. Jerry Braun resigned as a director and as the Company's Chief Executive Officer and President and (ii) Mr. Jacob Rosenberg resigned as a director and as the Company's Vice President, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary. In connection with Braun and Rosenberg's agreement with the Placement Agent to resign as officers and directors of the Company, in order to secure the obligations of the Company and Helping Hands, to
(i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to New York Health Care, LLC, a company controlled by Messrs. Braun and Rosenberg (the "LLC"), pursuant to the terms of the Purchase Agreement signed July 15, 2004 among the Company, Helping Hands and the LLC ("Purchase Agreement") or (ii) to comply with any future payment obligations of the Company to Braun and Rosenberg under their respective employment agreements with the Company (the "Employment Agreements"), the Company entered into an agreement (the "Security Agreement"), on February 24, 2005, which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provided for the deposit of up to $3.55 million in a cash collateral account (collectively, the "Collateral"). Under terms of the Security Agreement none of BioBalance's funds would be used as Collateral.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Pursuant to the terms of their respective Employment Agreements and as a result of their resignations from the Company's Board of Directors, on February 24, 2005, each of Braun and Rosenberg received ten year stock options ("Options") to purchase 500,000 shares of the Company's common stock $0.01 par value per share ("Common Stock") at an exercise price of $0.85 per share, pursuant to the Company's Performance Incentive Plan.

On March 23, 2005, the security interest that was granted pursuant to the Security Agreement was terminated and Messrs. Braun and Rosenberg agreed that the Company could enter into an agreement with a third party for the sale of the NJ Business under specified conditions without being in breach of the Purchase Agreement.

On April 11, 2005, the Company entered into an agreement to sell the assets of the NJ Business to Accredited Health Services, Inc. ("Accredited Health"), a subsidiary of National Home Health Care Corp., for $3,000,000. In addition to Messrs. Braun and Rosenberg, the LLC also consented to the sale of the assets of the NJ Business to Accredited Health and agreed that such sale would not result in a breach of the Purchase Agreement. Funding of the purchase price in the amount of $3,000,000 was made on April 11, 2005 and a formal closing for the sale, which was subject only to an orderly transition of the assets of the NJ Business to Accredited Health, occurred on May 22, 2005. An aggregate of $150,000 of the purchase price was placed in escrow to cover actual losses, if any, incurred by Accredited Health for which the Company is required to indemnify Accredited Health pursuant to the agreement. If no claims by Accredited Health for indemnification by the Company are made, the escrowed funds will be released to the Company 90 days after the formal closing of the transaction which will be on or about August 21, 2005.

In June 2005, the holders of all of the outstanding shares of the Company's preferred stock elected to convert their preferred stock to shares of common stock in accordance with the provisions of the preferred stock. The holders of the preferred stock received a total of 393,584 shares of common stock upon conversion.

Messrs. Braun and Rosenberg have executed an agreement (the "Termination Agreement") with the Company, which became effective on August 4, 2005, pursuant to which, among other things, Messrs. Rosenberg and Braun resigned from their employment with the Company and any of its subsidiaries, and the Purchase Agreement, their Employment Agreements (except for sections of the Employment Agreements regarding certain non-disclosure provisions and their agreements not to compete with the Company, which survive as modified by the Termination Agreement) and the Security Agreement have been terminated. Under the Termination Agreement, (i) Mr. Braun received a cash payment of $1,200,000, (ii) Mr. Rosenberg received a cash payment of $1,050,000, (iii) the Company will pay for COBRA benefits for Messrs. Braun and Rosenberg through December 31, 2005, and (iv) each of Mr. Braun and Mr. Rosenberg will receive up to a maximum of $5,000 to pay for his accrued but unpaid compensation, accrued vacation and accrued business expenses. Pursuant to the Termination Agreement, Messrs. Braun and Rosenberg each returned to the Company the 500,000 Options granted to each of them (a total of 1,000,000 options) on February 24, 2005, and returned a combined aggregate of 117,200 additional options to purchase the Company's common stock previously granted to them. The Termination Agreement also contains mutual releases and indemnification provisions.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Recently Issued Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC staff postponed implementation of SFAS No. 123 (R) and it is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The adoption of this statement will increase reported expenses and the magnitude of the impact is still being determined.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29," or SFAS No. 153. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - PRIVATE PLACEMENT:

On February 24, 2005, the Company consummated the Offering which resulted in its issuing an aggregate of 7,899,362 shares (the "Shares") of Common Stock and warrants to purchase 3,949,681 shares of Common Stock (the "Warrants") to persons who qualify as "accredited investors" within the meaning of rule 501 of Regulation D promulgated under the Securities Act of 1933 (the "Act"). The aggregate purchase price for the Shares and Warrants was $4,897,600 and net proceeds received by the Company were approximately $4,200,000. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.78 per share during the five-year period commencing on February 24, 2005. In connection with the Offering, the Company paid to the Placement Agent commissions of $470,260 and an additional $146,616 to cover non-accountable and certain other expenses of the Placement Agent, other costs of $83,328 and the value of the Placement Agent Warrants, described below. In addition, the Company issued to the Placement Agent and its designees five-year warrants (the "Placement Agent Warrants") to purchase an aggregate of 1,777,356 shares of Common Stock at $0.62 per share. The Company, based on the Black Scholes calculation, has assigned a fair value to the Placement Agent Warrants of $624,705. The Company allocated $2,679,518 and $893,173 of net proceeds using the relative fair value method of allocation to the Common Stock and Warrants, respectively. Under the terms of the Offering, the Company has the right to call the Warrants that were issued in the Offering upon thirty days notice, at a price of $0.01 per Warrant, provided the closing price of the Common Stock on its principal trading market exceeds $2.00 per share, subject to anti-dilution adjustments, for a period of 10 consecutive trading days, ending within 30 days prior to the date on which the notice of redemption is given and a registration statement covering the shares underlying the Warrants has been declared and remains effective or the shares issuable upon exercise of the Warrants are not otherwise subject to any restrictions for their public sale.

The Company agreed to file a registration statement with respect to the Common Stock and Warrants issued in the Offering within 45 days after the closing of the Offering unless the failure to file resulted from the financial statements of the Company for the year 2004 not being available (the "Required Due Date"). If the registration statement was not filed by the Required Due Date or if the registration statement was not declared effective within 180 days after the closing of the Offering, then monthly cash delay payments equal to 1.5% of the aggregate gross proceeds from the Offering are due to the holders of the Common Stock and Warrants. The Company filed a registration statement on Form S-1 on May 31, 2005, which was declared effective on August 12, 2005.

The net proceeds from the Offering are being used to support BioBalance's operations including research and development, clinical trials and working capital. In addition, a $1.7 million loan from the Company to BioBalance was repaid from the proceeds of the Offering.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - INCOME (LOSS) PER COMMON SHARE:

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period.

Diluted income (loss) per share from continuing operations is computed by dividing income or loss available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses from continuing operations for the three and six months ended June 30, 2005 and 2004, potential common stock attributable to options, warrants and preferred stock outstanding of 9,755,156 for the three and six months ended June 30, 2005 and 4,099,234 for the three and six months ended June 30, 2004 were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 4 - NOTES RECEIVABLE:

The Company entered into an agreement on February 3, 2005, with one of its customers converting that customer's accounts receivable balance into a note receivable. The note is payable in monthly installments of $19,525 until May 14, 2006. In addition, five additional monthly payments are being made commencing February 14, 2005. Interest is paid monthly at 6% per annum on the remaining balance of the estimated monthly installments of $19,525 ($205,626 at June 30, 2005). There is also an outstanding balance from the subsequent billing of $162,644 in the accounts receivable at June 30, 2005. As a result of the filing of Chapter 11 by the customer, the Company has reserved the entire amount due of $368,270 as of June 30, 2005.

NOTE 5 - GOODWILL

As a result of the sale of certain assets of the NJ Business, the Company wrote off $117,587 of goodwill which is attributable to the NJ Business and the Company evaluated the remaining goodwill of $773,000 and concluded that the remaining goodwill is not impaired. Goodwill at December 31, 2004 reflects the reclassification of $117,587 of goodwill to assets held for sale as part of the discontinued operations summarized in Note 7.

                                               New York
                                              Health Care            BioBalance
                                              ------------          ------------

Balance as of
January 1, 2003
Acquisition                                   $         --          $         --

Acquisition
     January 1, 2003                            18,769,926                    --

Impairment
     January 2, 2003                           (17,869,339)                   --

Reclassed as current
     assets of discontinued
     operations  held
     for sale year ended
     December 31, 2004                            (117,587)
                                              ------------

Balance as of
     December 31, 2004                             783,000                    --

Impairment for period                                   --                    --
                                              ------------          ------------

Balance as of
     June 30, 2005                            $    783,000          $         --
                                              ============          ============

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

As disclosed in Note 1, "Recent Developments", the Company entered into a termination Agreement with the officers of the home health care division, this event has caused the Company to require goodwill to be tested for impairment in the third quarter.

NOTE 6 - OTHER INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                                  June 30, 2005
                          -------------------------------------------------------------
                                                                             Estimated
                          Gross Carrying   Accumulated     Net Carrying     Useful Life
                              Amount       Amortization       Amount           Years
                          -------------    ------------    ------------    ------------
Intellectual property      $  2,706,337    $  1,032,156    $  1,674,181              10
Patents/trademarks            1,141,127         334,799         806,328              10
Non-compete agreement           770,000         288,750         481,250               5
Customer base                   316,000         158,271         157,729               5
                           ------------    ------------    ------------
                           $  4,933,464    $  1,813,976    $  3,119,488
                           ============    ============    ============

                                                December 31, 2004
                          -------------------------------------------------------------
                                                                             Estimated
                          Gross Carrying   Accumulated     Net Carrying     Useful Life
                              Amount       Amortization       Amount           Years
                          -------------    ------------    ------------    ------------
Intellectual property      $  2,706,337    $    896,840    $  1,809,497              10
Patents/trademarks            1,112,905         278,357         834,548              10
Non-compete agreement           770,000         211,750         558,250               5
Customer base                   316,000         126,460         189,540               5
                           ------------    ------------    ------------
                           $  4,905,242    $  1,513,407    $  3,391,835
                           ============    ============    ============

The net carrying value of the other intangibles assets at December 31, 2004, reflect the reclassification of $104,460 to current assets of discontinued operations held for sale as part of the discontinued operations summarized in
Note 7.

As of June 30, 2005, approximately $3.0 million of the intangible assets net of accumulated amortization relate to BioBalance. BioBalance is a research and development company and has had significant losses since inception. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance will be able to generate or sustain profitability in the future.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 -- DISCONTINUED OPERATIONS

On April 11, 2005, the Company entered into an agreement to sell certain assets of Helping Hands for $3,000,000 to Accredited Health and a formal closing for the sale, which was subject to only an orderly transition of the assets, occurred on May 22, 2005. Helping Hands was part of the New York Health Care segment.

In connection with the sale, the Company recognized an after tax gain of approximately $2.7 million on the transaction, net of taxes of approximately $32,000, which is included in net income on discontinued operations for the three and six months ended June 30, 2005. The Company reported the operations of its NJ Business as discontinued operations and related assets were reclassified as held for sale as of December 31, 2004.

The following are major classes of assets for the discontinued operations described above that were held for sale as of June 30, 2005 and December 31, 2004. The sale of the NJ Business did not include liabilities.

DISCONTINUED OPERATIONS
CONSOLIDATED BALANCE SHEETS

                                             June 30, 2005     December 31, 2004
                                           ----------------    -----------------

ASSETS:

Property and equipment, net                $             --     $          4,923
Goodwill, net                              $             --     $        117,587
Intangibles, net                           $             --     $        104,460
                                           ----------------     ----------------

Net assets held for sale                   $             --     $        226,970
                                           ================     ================

Operating results of our discontinued operations are shown below:

DISCONTINUED OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended                   Six Months Ended
                                         2005              2004              2005              2004
                                     ------------      ------------      ------------      ------------
Net patient service revenue            $  978,253     $1,596,588        $2,687,876       $  3,177,162
                                       ----------     ----------        ----------       ------------

Expenses:
Professional care of patients             690,661         1,081,627         1,865,255         2,139,083
General and administrative                277,602           515,837           731,724           993,840
Depreciation and amortization                  --            11,360            11,717            26,063
Gain on sale of assets                 (2,703,718)               --        (2,703,718)               --
                                     ------------      ------------      ------------      ------------

Total operating income
(expenses)                             (1,735,455)        1,608,824           (95,022)        3,158,986
                                     ------------      ------------      ------------      ------------

Non-operating income (expenses)
Interest expense                               --                --                --              (725)
                                     ------------      ------------      ------------      ------------

Income (loss) before taxes              2,713,708           (12,236)        2,782,898            17,451

Provision for income taxes                 30,549             2,000            34,452             4,050
                                     ------------      ------------      ------------      ------------

Income (loss)                        $  2,683,159      $    (14,236)     $  2,748,446      $     13,401
                                     ============      ============      ============      ============

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

                                               June 30, 2005   December 31, 2004
                                               -------------   -----------------

Accounts payable                                $    487,439        $    622,730
Accrued expenses                                   2,212,089           2,150,896
Accrued employee benefits                          4,758,028           4,552,489
                                                ------------        ------------

                                                $  7,457,556        $  7,326,115
                                                ============        ============

NOTE 9 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services ("G.E. Capital") that expires November 29, 2005. The availability of the line of credit is based on a formula of eligible accounts receivable. The loan agreement relating to the line of credit (the "Loan Agreement") was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this Loan Agreement. The Loan Agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of June 30, 2005, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The Loan Agreement contains various restrictive covenants which, among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the Loan Agreement bear interest at prime plus 1 1/2% at June 30, 2005 (7.75%).

At June 30, 2005, there was an amount due from G.E. Capital of $95,981. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital and then transferred to the Company's bank account.

On April 11, 2005, the Company's Loan Agreement with G.E. Capital was modified to permit the sale of the assets of the NJ Business to Accredited Health and to lift the lender's lien with respect to the assets of the NJ Business. As a result of this modification, no loans under the Loan Agreement may be requested or occur until such time as the parties agree on the adjusted amount of the borrowing base. Such an amendment will result in a decrease in the amount available for borrowing under the facility.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

As a result of the Termination Agreement pursuant to which Messrs. Braun and Rosenberg have resigned their employment with us including their positions with our home health care division there was a change in control under the Loan Agreement which constitutes an event of default. On August 11, 2005, the lender waived the default under the Loan Agreement arising from the departures of Messrs. Braun and Rosenberg, on the condition that we shall not request, and the lender shall not be required to make any advances of loans to us under the loan agreement until our management is acceptable to the lender, in its sole discretion.

NOTE 10- STOCK OPTIONS/WARRANTS:

In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share if compensation cost for the Company's stock plans had been determined to be consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                                              For The Three                        For the Six
                                               Months Ended                         Months Ended
                                                 June 30,                            June 30,
                                         2005               2004               2005               2004
                                     ------------       ------------       ------------       ------------
Net income (loss), as reported       $  1,602,841       $ (1,162,071)      $    644,572       $ (2,389,655)

Less stock-based compensation
  expense determined under
  fair value method for
  all employee stock
  options, net of tax effect         $   (125,907)      $    (41,115)      $   (812,796)      $   (642,345)
                                     ------------       ------------       ------------       ------------

Pro forma net income (loss)          $  1,476,940       $ (1,203,186)      $   (168,224)      $ (3,032,000)
                                     ============       ============       ============       ============

Basic and diluted income (loss)
per share, as reported               $       0.05       $      (0.05)      $       0.02       $      (0.10)

Basic and diluted income (loss)
per share, pro forma                 $       0.04       $      (0.05)      $      (0.01)      $      (0.12)

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                              For The Three               For The Six
                                                              Months Ended               Months Ended
                                                                 June 30,                  June 30,
                                                           2005           2004        2005          2004
                                                           ----           ----        ----          ----
     Risk free interest rate                             1.6-4.2 %         1.66%      1.6-4.2%         1.66%

     Expected volatility of common stock 88%-102%                            90%      88%-102%           90%
     Dividend                                                  0 %            0%            0%            0%
     Expected option term                                3-5 yrs.         3 yrs.      3-5 yrs.        3 yrs.

During the six months ended June 30, 2005, the following options were issued to employees in accordance with the Company's Performance Incentive Plan. Since the options were granted to employees at not less than fair value on the date of grant, no compensation expense was recorded.

  Grant Date             Number of Options     Exercise Price  Expiration Term
  ----------             -----------------     --------------  ---------------

* February 24, 2005            1,000,000             $0.85         10 Years
May 6, 2005                      100,000             $0.80         10 Years
June 6 ,2005                      75,000             $0.84         10 Years

      * Cancelled on August 4, 2005, as a result of the Termination Agreement (See Note 1 "Recent Developments").

The NASD implemented a marketplace rule on July 1, 2003 that requires a company whose securities are listed on Nasdaq to obtain shareholder approval prior to the issuance of options or warrants to certain categories of recipients including among others, consultants or non-employee members of the Board of Directors.

The Company committed to issue warrants to certain consultants subsequent to July 1, 2003 at the time when it was subject to the NASD marketplace rule. Therefore, these commitments of warrants will be re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded. For the three months and six months ended June 30, 2005, the revaluation of the warrants resulted in a decrease in compensation of $24,914 and increase of $26,559, respectively.

On February 24, 2005, in connection with the Offering, the Company issued 3,949,681 Warrants to investors in the Private Placement and 1,777,356 Warrants to the Placement Agent (see Note 2).

On August 4, 2005, the Company issued 40,000 options each to each of three directors of the Company and to each of the two independent directors of its subsidiary BioBalance .

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carry-forward. At June 30, 2005 and December 31, 2004, the Company has computed a deferred tax asset in the amount of approximately $4,221,000 and $4,652,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because, it is not more likely than not, such assets will be recognized in the foreseeable future. The valuation allowance decreased by $806,000 and $431,000 during the three and six months ended June 30, 2005 and increased by $998,000 and $2,193,000 during the three and six months ended June 30, 2004, respectively.

NOTE 12 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                 For The Six Months Ended
                                                                         June 30,
                                                              ------------------------------
                                                                  2005              2004
                                                              ------------      ------------
Supplemental cash flow disclosures:

         Cash paid during the period for:

         Interest                                             $      3,259      $     10,836
                                                              ============      ============

         Income taxes                                         $     40,888      $     29,190
                                                              ============      ============

Supplemental Schedule of non-cash financing activity:

The Company entered into an agreement on
 February 3, 2005 to convert an accounts receivable
 balance to a note receivable with one of its customers       $    353,897      $          0
                                                              ============      ============

The Company issued Placement Agent Warrants
 as part of the Private Placement Offering                    $    624,705      $          0
                                                              ============      ============

NOTE 13 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a company that is developing a patented biotherapeutic agent for the treatment of gastrointestinal disorders. In the segment reporting which follows, revenue, loss from continuing operations and total assets exclude Helping Hands, which is part of the New York Health Care segment. See Note 7 - Discontinued Operations, which includes the gain on the sale of assets of approximately $2,700,000. BioBalance has not generated any revenue as of June 30, 2005.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                        New York            Bio-               Total
                                       Health Care         Balance          Consolidated
                                      ------------       ------------       ------------
Six Months Ended June 30, 2005
Revenue:
    Net patient service revenue       $ 21,666,556       $         --       $ 21,666,556
    Sales                                       --                 --                 --
                                      ------------       ------------       ------------
      Total revenue                   $ 21,666,556                 --       $ 21,666,556
                                      ============       ============       ============

Loss from continuing operations       $   (119,750)        (1,984,124)      $ (2,103,874)

Total assets                          $ 15,313,417       $  6,491,797       $ 21,805,214

Six Months Ended June 30, 2004
    Net patient service revenue       $ 20,500,303       $         --       $ 20,500,303
    Sales                                       --                 --                 --
                                      ------------       ------------       ------------

Total revenue                         $ 20,500,303       $         --       $ 20,500,303
                                      ============       ============       ============

Loss from continuing operations       $    (70,282)      $ (2,332,774)      $ (2,403,056)

Three Months Ended June 30, 2005
Revenue:
    Net patient service revenue       $ 10,913,774       $         --       $ 10,913,774
    Sales                                       --                 --                 --
                                      ------------       ------------       ------------
    Total revenue                     $ 10,913,774       $         --       $ 10,913,774

Loss from continuing operations       $   (115,160)      $   (965,158)      $ (1,080,318)

Three Months Ended June 30, 2004
    Net patient service revenue       $ 10,574,419       $         --       $ 10,574,419
    Sales                                       --                 --                 --
                                      ------------       ------------       ------------

Total revenue                         $ 10,574,419       $         --       $ 10,574,419
                                      ============       ============       ============

Loss from continuing operations       $    (85,691)      $ (1,062,144)      $ (1,147,835)

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

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

Goodwill and Other Intangible Assets

Prior to fiscal 2002, the Company amortized goodwill and intangible assets using the straight-line method over periods of up to 10 years. SFAS No. 142 requires that goodwill and intangible assets having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Stock Based Compensation

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and the fair value method of accounting for warrants granted to consultants for services. See Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Item 1 of this Report.

Long-Lived Assets

We evaluate long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets, when an impairment exists, the related assets are written down to fair value.

THREE AND SIX MONTHS ENDED JUNE 30, 2005, COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2004

Results of Operations

The revenue, cost of professional care, selling, general and administrative expenses ("G&A"), and losses from continuing operations do not include the operating results of Helping Hands, since the sale to Accredited of certain assets of Helping Hands relating to the NJ Business was consummated on May 22, 2005 and has been recorded as a discontinued operation.

Revenues for the six months ended June 30, 2005 increased to approximately $21,667,000 from approximately $20,500,000 for the six months ended June 30, 2004. Revenues for the three months ended June 30, 2005 increased to approximately $10,914,000 from approximately $10,574,000 for the three months ended June 30, 2004. Revenue increased approximately 6% and approximately 3% for the six months and three months periods respectively. This increase is principally due to the increase in sales volume to some of our existing clients, specifically in our Brooklyn and Westchester locations.

Cost of professional care of patients for the six months ended June 30, 2005 increased to approximately $17,860,000 from approximately $16,857,000 for the six months ended June 30, 2004. The cost of professional care of patients for the three months ended June 30, 2005 increased 3% to approximately $9,011,000 from approximately $8,726,000 for the three months ended June 30, 2004. The increase in patient care costs for the comparative periods proportionately follows the increase arising from the additional revenue referenced above.

G&A for the six months ended June 30, 2005 decreased to approximately $4,472,000 from approximately $5,032,000 for the six months ended June 30, 2004. G&A for the three months ended June 30, 2005, decreased to approximately $1,940,000 from approximately $2,556,000 for the three months ended June 30, 2004. In both periods, the decrease was principally due to the decrease in the G&A of BioBalance which was reduced due to a reduction in legal and accounting fees.

There was also a decrease in amortization expense of approximately $42,000 for the three months ended June 30, 2005, and a decrease of approximately $83,000 for the six months ended June 30, 2005 as a result of the partial write off of the NexGen technology by BioBalance of approximately $1,740,000 at December 31, 2004.

As a result of the foregoing, net loss from continuing operations decreased to approximately $1,080,000 and $2,104,000 for the three and six months ended June 30, 2005, respectively, compared to approximately $1,148,000 and $2,403,000 for the three and six months ended June 30, 2004.

The Company earned net income of approximately $645,000 for the six months ended June 30, 2005 as compared to a net loss of approximately $2,390,000 for the six months ended June 30, 2004. For the three months ended June 30, 2005, the Company had a net income of approximately $1,603,000 as compared to a net loss of approximately $1,162,000 for the three months ended June 30, 2004. The net increase in net income for the comparative three and six month periods ended June 30, 2005 is principally due to the sale of certain assets of Helping Hands relating to the NJ Business to Accredited. The gain from the transaction amounted to approximately $2,703,000 and the sale is treated as a discontinued operation for accounting purposes. On an operating basis, without the gain, the net loss for the six months ended June 30, 2005, decreased approximately $299,000 from the six months ended June 30, 2004, principally due to the decrease in the net loss of the BioBalance segment. During the comparable three month periods, the increase in income is principally due to the sale of the NJ Business as referenced above. On an operating basis during the comparable periods, there was an approximately 10% decrease in the loss of the BioBalance segment while, in the health care segment, there was no material change in the loss between the periods.

Liquidity and Capital Resources

At June 30, 2005, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at June 30, 2005, are as follows:

                                                                            Payment due by period
                                        ------------------------------------------------------------------------------------
                                                            Less than                                            More than
     Contractual Obligations               Total             1 year           1-3 years         4-5 years         5 years
                                        ------------      ------------      ------------      ------------      ------------

      Long-term debt obligations        $         --      $         --      $         --      $         --      $         --
      Capital lease obligations                   --                --                --                --                --
      Operating lease obligations*           815,000           166,000           489,000           128,000            32,000
      Purchase obligations                        --                --                --                --                --
                                        ------------      ------------      ------------      ------------      ------------
        Total                           $    815,000      $    166,000      $    489,000      $    128,000      $     32,000
                                        ============      ============      ============      ============      ============

* These leases generally contain provisions allowing rental obligations to be accelerated upon default in the payment of rent or the performance of other lease obligations. These leases also generally contain provisions for additional rent based upon increases in real estate taxes and other cost escalations. This schedule has been adjusted to reflect the sale of the NJ Business on May 22, 2005.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

The sources of liquidity and capital resources for the home healthcare segment are internally generated funds, cash on hand and amounts expected to be available under a $4,000,000 revolving credit facility. Currently, there is no outstanding indebtedness under this facility.

As a result of the Termination Agreement pursuant to which Messrs. Braun and Rosenberg have resigned their employment with us including their positions with our home health care division, there was a change in Control under the Loan Agreement which constitutes an event of default. The lender has waived the default under the Loan Agreement arising from the departures of Messrs. Braun and Rosenberg, on the condition that we shall not request, and the lender shall not be required to make any advances of loans to us under the loan agreement until our management is acceptable to the lender, in its sole discretion.

Loans under this revolving credit loan facility, which expires on November 29, 2005, may be used only for working capital of the Company's home healthcare business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home healthcare business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home healthcare business and there being no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentage based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors formula results in 97% of qualified accounts receivable being part of the borrowing base. At June 30, 2005, the amount available for borrowing under this facility, based on the borrowing base formula was $4,000,000. The Loan Agreement contains various restrictive covenants, which among other things, require that the Company have a minimum tangible net worth greater than $500,000. The Company has amended its Loan Agreement to allow it to lend money to BioBalance if there is no outstanding loan under this agreement. The Loan Agreement has also been amended to allow the Company to invest money in BioBalance. The principal amount of loans borrowed under this facility bear interest at a variable annual rate equal to the prime rate charged from time to time by CitiBank, N.A. plus 1.5% (currently 7.75% per annum) and the loan agreement creating this facility provides for monthly payments of interest on the outstanding loan balance on the basis of the actual number of days elapsed over a year of 360 days.

The Company's Loan Agreement was modified on April 11, 2005, to permit the sale of the NJ Business to Accredited Health and to lift the lender's lien with respect to the NJ Business. As a result of this modification, no loans under the agreement may be requested or occur until such time as the parties agree on the adjusted amount of the borrowing base. Such an amendment will result in a decrease in the borrowing amount available for borrowing under the facility.

For the six months ended June 30, 2005, net cash used in operating activities was approximately $1,265,000 as compared to cash used in operating activities of approximately $2,973,000 during the six months ended June 30, 2004, a decrease of $1,708,000. The $1,265,000 of cash used in operations for the six months ended June 30, 2005 was principally due to an increase prepaid expenses and other current assets and a decrease in amounts due from lending institution.

There was no cash provided by financing activities during the three months ended June 30, 2005.

Net cash provided by investing activities for the six months ended June 30, 2005 totaled approximately $2,835,000 and principally consisted of proceeds from the sale of the NJ Business. As of June 30, 2005, approximately $8,239,000 (approximately 38%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $7,253,000 (approximately 38%) as of June 30, 2004. The increase is the result of slower payments by some clients exceeding their normal 120-day payment cycle.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the six months ended June 30, 2005, the DSO of the home care segment of the Company was 81, compared to 67 days for the six months ended June 30, 2004. The increase is the result of slower payments by our net 120-day clients.

BioBalance Segment

As of June 30, 2005, BioBalance had cash on hand of $3,324,595, all of which was available to fund operations. On May 22, 2005, the Company closed on the sale of certain assets of its home healthcare division in New Jersey to Accredited Health and the proceeds from the sale in the amount of $2,850,000 were transferred to BioBalance. A total of $150,000 of the purchase price was placed in escrow to cover actual losses, if any, incurred by the Accredited Health for which the Company is required to indemnify Accredited Health pursuant to the agreement relating to the sale of the assets of the New Jersey Business to the Accredited Health. If no claims are made by the third party for indemnification by the Company, the escrowed funds will be released to the Company on August 22, 2005. BioBalance estimates that its capital requirements for the remainder of 2005 will be approximately $1,678,000.

BioBalance has incurred product development costs excluding non-cash compensation of approximately $554,000 for the three months ended June 30, 2005, and $747,000 for the six months ended June 30, 2005. The majority of these costs were for manufacturing clinical supplies, conducting clinical studies to assess the safety and efficacy of PROBACTRIX and the costs for preparing and filing the Investigational New Drug ("IND") application for PROBACTRIX. BioBalance began an Irritable Bowel Syndrome ("IBS") medical food clinical trial at Ichilov Medical Center in Tel Aviv in November 2003. An additional site (St. Michael's Hospital in Toronto) became operational in the first quarter of 2004, but enrollment was significantly delayed due to personnel issues that have since been resolved. Additional sites in New York and Jerusalem were added in the third quarter of 2004 to compensate for the slow enrollment. Total enrollment of 150-200 patients is anticipated for this trial, which will continue throughout 2005. In June 2005, the site in Jerusalem was closed down due to a lack of enrollment and enrollment at the other sites will be increased to compensate for this site. BioBalance is continuing the medical food trial until its completion.

BioBalance is pursuing accelerated regulatory approval of PROBACTRIX as a prescription drug for the prevention and/or treatment of pouchitis and has filed an IND application with the FDA. Pouchitis is a non-specific inflammation of the "pouch" or ileal reservoir, which usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Symptoms of pouchitis include steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are currently no approved treatments for pouchitis. BioBalance also will seek orphan drug designation for this indication. "Orphan drug" refers to a product that treats a rare disease affecting less than a specified number of persons (200,000 in the U.S.). The orphan drug regulatory strategy provides a significantly shorter approval process and less costly clinical studies. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage. BioBalance submitted the IND to the FDA at year-end 2004. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within 30 days. Comments on the IND were received on March 4, 2005. BioBalance has reviewed the comments and is currently working to provide a response to all of the issues raised by the FDA during the third quarter of 2005. BioBalance believes that all of the issues raised by the FDA have been properly addressed, but can give no assurance that the FDA will agree with all of the responses to the issues raised or give clearance to move forward with the clinical trials.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29," or SFAS No. 153. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at June 30, 2005.

ITEM  4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") along with the Company's Principal Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30,

2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there were no changes during such quarter.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 11, 2005 the Company and G.E. Capital entered into amendment No. 5. to the Loan Agreement. The lender waived the default under the Loan Agreement arising from the resignations of Messrs. Braun and Rosenberg, on the condition that we shall not request, and the lender shall not be required to make any advances of loans to us under the Loan Agreement until our management is acceptable to the lender, in its sole discretion.

ITEM 6.  EXHIBITS

(a)     Exhibits

Exhibit
No.                            Description
-------                        -----------

2.1 Asset Purchase Agreement dated April 11, 2005, by and among Accredited Health Services, Inc., the Company and NYHC New Paxxon, Inc. (1)

10.1 Employment Agreement between the Company. and A. James Forbes, Jr. dated June 1, 2005.

10.2 Option Agreement between the Company and Dennis O'Donnell dated May 6, 2005.

10.3 Amendment No. 5 dated August 12, 2005, to Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc.

31.1              Certification of the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (1) Incorporated by reference to the Exhibit to the Company's Form 8-K filed on May 26, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEW YORK HEALTH CARE, INC.

August, 16, 2005                 By: /s/ Dennis M. O'Donnell
                                     -------------------------
                                         Dennis M. O'Donnell
                                         Chief Executive Officer and President

                                 By: /s/ A. James Forbes, Jr.
                                     -------------------------
                                         A. James Forbes, Jr.
                                         Chief Financial Officer

                                  EXHIBIT INDEX

2.1 Asset Purchase Agreement dated April 11, 2005, by and among Accredited Health Services, Inc., the Company and NYHC New Paxxon, Inc. (1)

10.1 Employment Agreement between the Company and A. James Forbes, Jr. dated June 1, 2005.

10.2 Option Agreement between the Company and Dennis O'Donnell dated May 6, 2005

10.3 Amendment No. 5 dated August 12, 2005, to Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc.

31.1              Certification of the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (1) Incorporated by reference to the Exhibit on the Company's Form 8-K filed on May 26, 2005