Form 10-Q
period 2005-09-30
NEW YORK HEALTH CARE INC
filed 2005-11-18
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,232,722 (as of November 5, 2005)

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

(a) Our unaudited financial statements for the third quarter (nine months ended September 30, 2005) are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations for our third quarter.

                  NEW YORK HEALTH CARE , INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 2005    December 31, 2004
                                                                       ----------------     ----------------
                                                                         ( Unaudited )          (Note 1)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                            $      5,663,994     $      2,186,756
  Due from lending institution                                                  120,600              566,523
  Accounts receivable, net of allowance for uncollectible
     amounts of $590,000 and $460,000, respectively                           7,589,060            8,656,311
  Unbilled services                                                             273,313               65,627
  Prepaid expenses and other current assets                                     499,474              466,625
  Current assets of discontinued operations held for sale                            --              226,970
                                                                       ----------------     ----------------
           Total current assets                                              14,146,441           12,168,812

Property and equipment, net                                                      96,482               82,083
Goodwill, net                                                                   783,000              783,000
Other intangible assets, net                                                  2,980,058            3,391,835
Other assets                                                                     57,212               77,465
                                                                       ----------------     ----------------
           Total assets                                                $     18,063,193     $     16,503,195
                                                                       ================     ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                     $        802,662     $      1,328,127
   Accounts payable and accrued expenses                                      7,584,683            7,326,115
   Due to HRA                                                                 5,867,075            5,264,695
                                                                       ----------------     ----------------
             Total current liabilities                                       14,254,420           13,918,937
                                                                       ----------------     ----------------

Commitment and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
   Class A Preferred, 590,375 shares authorized, issued and
   outstanding at December 31, 2004                                                  --                5,904
  Common stock, $.01 par value, 100,000,000 shares authorized;
   33,236,767 shares issued and 33,232,722 outstanding as of
   September 30, 2005; 24,943,821 shares issued and 24,939,776
   outstanding as of December 31, 2004                                          332,368              249,438
Additional paid-in capital                                                   36,667,281           32,313,470
Accumulated deficit                                                         (33,181,403)         (29,975,081)
Less: Treasury stock (4,045 common shares at cost)                               (9,473)              (9,473)
                                                                       ----------------     ----------------
             Total shareholders' equity                                       3,808,773            2,584,258
                                                                       ----------------     ----------------
             Total liabilities and shareholders' equity                $     18,063,193     $     16,503,195
                                                                       ================     ================

  The accompanying notes are an integral part of these consolidated financial statements.

                                     NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                  For The Three Months Ended             For The Nine Months Ended
                                                         September 30,                         September 30,
                                               ---------------------------------     ---------------------------------
                                                    2005               2004               2005               2004
                                               --------------     --------------     --------------     --------------
Net patient service revenue                    $   11,497,791     $   10,769,483     $   33,164,347     $   31,269,786
                                               --------------     --------------     --------------     --------------

Expenses:
    Professional care of patients                   9,544,957          8,860,694         27,405,337         25,717,439
                                               --------------     --------------     --------------     --------------
    General and administrative
     (excluding noncash compensation)               4,472,993          2,505,388          8,945,107          7,533,199
    Noncash compensation                               90,000                 73             90,000              4,127
                                               --------------     --------------     --------------     --------------
          Total general and
          administrative expenses                   4,562,993          2,505,461          9,035,107          7,537,326
                                               --------------     --------------     --------------     --------------
    Product development
     (excluding noncash compensation)                 858,905            312,870          1,606,073          1,012,233
   Noncash compensation                               141,796            (12,859)           143,441           (357,729)
                                               --------------     --------------     --------------     --------------
         Total product development                  1,000,701            300,011          1,749,514            654,504
                                               --------------     --------------     --------------     --------------


    Bad debts expense                                 103,354                 --            387,058            240,400
    Depreciation and amortization                     161,319            207,994            482,964            623,935
                                               --------------     --------------     --------------     --------------

       Total operating expenses                    15,373,324         11,874,160         39,059,980         34,773,604
                                               --------------     --------------     --------------     --------------

Operating loss from continuing operations          (3,875,533)        (1,104,677)        (5,895,633)        (3,503,818)
                                               --------------     --------------     --------------     --------------

Non-operating income (expenses):
   Interest income                                     12,750             27,126             64,141             54,097
   Interest expense                                      (643)            (7,479)            (3,902)           (17,590)
                                               --------------     --------------     --------------     --------------
Non-operating income, net                              12,107             19,647             60,239             36,507
                                               --------------     --------------     --------------     --------------

Loss from continuing operations before
 provision for income taxes                        (3,863,426)        (1,085,030)        (5,835,394)        (3,467,311)

  (Benefit) provision for income taxes:
   Current                                             (8,491)           (56,217)           123,415            (35,442)
                                               --------------     --------------     --------------     --------------

Loss from continuing operations                    (3,854,935)        (1,028,813)        (5,958,809)        (3,431,869)
                                               --------------     --------------     --------------     --------------

Discontinued operations:
   Income from operations of discontinued
   component (including gain on sale of
   assets of $2,703,718 in the quarter
   ended June 30, 2005)                                 5,242             14,909          2,788,140             32,360
Income taxes                                            1,201                 --             35,653              4,050
                                               --------------     --------------     --------------     --------------
   Income from discontinued operations                  4,041             14,909          2,752,487             28,310
                                               --------------     --------------     --------------     --------------
Net loss                                       $   (3,850,894)    $   (1,013,904)    $   (3,206,322)    $   (3,403,559)
                                               ==============     ==============     ==============     ==============

Basic and diluted loss per share:
   Loss from continuing operations             $        (0.12)    $        (0.04)    $        (0.19)    $        (0.14)
   Income from discontinued operations         $         0.00     $         0.00     $         0.09     $         0.00
                                               --------------     --------------     --------------     --------------
   Net loss                                    $        (0.12)    $        (0.04)    $        (0.10)    $        (0.14)
                                               ==============     ==============     ==============     ==============
Weighted and diluted average shares
outstanding                                        33,232,722         24,939,776         31,445,306         24,939,776
                                               ==============     ==============     ==============     ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                  ( UNAUDITED )

                                            Common Stock                    Preferred Stock          Additional
                                   -----------------------------     ----------------------------      Paid-In
                                      Shares           Amount           Shares           Amount        Capital
                                   ------------     ------------     ------------    ------------    ------------
Balance at January 1, 2005           24,943,821     $    249,438          590,375    $      5,904    $ 32,313,470

Proceeds from issuance of
common stock and warrants             7,899,362           78,994                                        4,118,402
on February 24, 2005

Increase in compensation
expense due to a revaluation of
options/warrants                                                                                            8,710

Options earned for service                                                                                134,731

Compensation expense in
connection with the issuance of
"in the money" options                                                                                     90,000

Conversion of Preferred stock
to 2/3 share of Common Stock
for each share of Preferred
Stock                                   393,584            3,936         (590,375)         (5,904)          1,968

Net loss
                                   ------------     ------------     ------------    ------------    ------------
Balance at September 30, 2005        33,236,767     $    332,368               --    $         --    $ 36,667,281
                                   ============     ============     ============    ============    ============

                                          Treasury Stock                                Total
                                   ----------------------------     Accumulated     Shareholders'
                                      Shares          Amount          Deficit           Equity
                                   ------------    ------------     ------------     ------------
Balance at January 1, 2005                4,045    $     (9,473)    $(29,975,081)    $  2,584,258

Proceeds from issuance of
common stock and warrants                                                               4,197,396
on February 24, 2005

Increase in compensation
expense due to a revaluation of
options/warrants                                                                            8,710

Options earned for service                                                                134,731

Compensation expense in
connection with the issuance of
"in the money" options                                                                     90,000

Conversion of Preferred stock
to 2/3 share of Common Stock
for each share of Preferred
Stock                                                                                          --

Net loss                                                              (3,206,322)      (3,206,322)
                                   ------------    ------------     ------------     ------------
Balance at September 30, 2005             4,045    $     (9,473)    $(33,181,403)    $  3,808,773
                                   ============    ============     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                     2005               2004
                                                                                --------------     --------------
Cash flows from operating activities:
   Net loss                                                                     $   (3,206,322)    $   (3,403,559)
   Adjustments to reconcile net loss to net cash
      used in operations (excluding the effect of disposition):
      Net gain from discontinued operations, net of taxes                           (2,752,487)           (28,310)
      Noncash compensation                                                             233,441           (353,602)
      Depreciation and amortization                                                    482,964            623,935
      Bad debts expense                                                                387,058            240,400
      Changes in operating assets and liabilities, net of effects of disposition:
         Decrease (increase) in accounts receivable
            and unbilled services                                                      472,507         (1,557,163)
         Increase in prepaid expenses and other current assets                         (32,849)          (227,911)
         Decrease (increase) in due from lending institution                           445,923            (51,242)
         Decrease (increase) in other assets                                            20,253             (9,813)
         Decrease in accrued payroll                                                  (525,465)          (234,587)
         Increase in accounts payable and accrued expenses                             258,568          1,019,689
         Increase in due to HRA                                                        602,380          1,114,128
         Decrease in due to related parties                                                 --         (1,190,526)
         Decrease in taxes payable                                                          --            (24,394)
                                                                                --------------     --------------

           Net cash used in operating activities of continuing operations           (3,614,029)        (4,082,955)
           Net cash provided by operating activities of discontinued
            operations                                                                  62,890             66,699
                                                                                --------------     --------------
    Total cash used in operating activities                                         (3,551,139)        (4,016,256)
                                                                                --------------     --------------

Cash flows from investing activities:
   Acquisition of property and equipment                                               (46,067)            (8,500)
   Acquisition of intangible assets                                                    (39,519)           (52,216)
   Net proceeds from sale of discontinued operations                                 2,916,567                 --
                                                                                --------------     --------------

         Net cash provided by (used in) investing activities                         2,830,981            (60,716)
                                                                                --------------     --------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock and warrants                           4,197,396                 --
                                                                                --------------     --------------

Net increase (decrease) in cash and cash equivalents                                 3,477,238         (4,076,972)

Cash and cash equivalents at beginning of period                                     2,186,756          7,337,896
                                                                                --------------     --------------
Cash and cash equivalents at end of period                                      $    5,663,994     $    3,260,924
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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. ("New York Health Care") was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corporation ("BioBalance"), a Delaware corporation, was formed in May 2001. BioBalance is a specialty pharmaceutical company focused on the development of proprietary biotherapeutic agents for various gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing accelerated prescription drug approval of its lead product, PROBACTRIX(R), for the treatment and/or prevention of pouchitis with the U.S. Food and Drug Administration ("FDA"). There can be no assurance that BioBalance will be successful in gaining approval for this indication. The consolidated entity, collectively referred to, unless the context otherwise requires, as the "Company", "we", "our" or similar pronouns, includes New York Health Care and its wholly-owned subsidiaries, BioBalance and NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"). All financial information prior to the sale of the Company's home healthcare operations in the State of New Jersey (the "NJ Business") has been restated in order to present the sale of the NJ Business as a discontinued operation. All significant inter-company balances and transactions have been eliminated.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

On February 24, 2005, the Company consummated a private offering of its equity securities (the "Offering"). In connection with the consummation of the Offering (see Note 2), at the close of business on February 24, 2005, at the request of the placement agent for the Offering (the "Placement Agent"), (i) Mr. Jerry Braun resigned as a director and as the Company's Chief Executive Officer and President and (ii) Mr. Jacob Rosenberg resigned as a director and as the Company's Vice President, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary. In connection with Braun and Rosenberg's agreement with the Placement Agent to resign as officers and directors of the Company, in order to secure the obligations of the Company to (i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to New York Health Care, LLC, a company controlled by Messrs. Braun and Rosenberg (the "LLC"), pursuant to the terms of the Purchase Agreement

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

signed July 15, 2004 among the Company, Helping Hands and the LLC ("Purchase Agreement") or (ii) to comply with any future payment obligations of the Company to Braun and Rosenberg under their respective employment agreements with the Company (the "Employment Agreements"), the Company entered into an agreement (the "Security Agreement"), on February 24, 2005, which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provided for the deposit of up to $3.55 million in a cash collateral account (collectively, the "Collateral"). Under terms of the Security Agreement none of BioBalance's funds would be used as Collateral.

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

On April 11, 2005, the Company entered into an agreement to sell the assets of the NJ Business to Accredited Health Services, Inc. ("Accredited Health"), a subsidiary of National Home Health Care Corp., for $3,000,000. In addition to Messrs. Braun and Rosenberg, the LLC also consented to the sale of the assets of the NJ Business to Accredited Health and agreed that such sale would not result in a breach of the Purchase Agreement. Funding of the purchase price in the amount of $3,000,000 was made on April 11, 2005 and a formal closing for the sale, which was subject only to an orderly transition of the assets of the NJ Business to Accredited Health, occurred on May 22, 2005. An aggregate of $150,000 of the purchase price was placed in escrow to cover actual losses, if any, incurred by Accredited Health for which the Company is required to indemnify Accredited Health pursuant to the agreement. If no claims by Accredited Health for indemnification by the Company were made, the escrowed funds would be released to the Company 90 days after the formal closing of the transaction which was on or about August 21, 2005. The funds were released to New York Health Care on August 22, 2005 in accordance with the agreements.

In June 2005, the holders of all of the outstanding shares of the Company's preferred stock elected to convert their preferred stock to shares of common stock in accordance with the provisions of the preferred stock. The holders of the preferred stock received a total of 393,584 shares of common stock upon conversion.

Messrs. Braun and Rosenberg have executed an agreement (the "Termination Agreement") with the Company, which became effective on August 4, 2005, pursuant to which, among other things, Messrs. Rosenberg and Braun resigned from their employment with the Company and any of its subsidiaries, and the Purchase Agreement, their Employment Agreements (except for sections of the Employment Agreements regarding certain non-disclosure provisions and their agreements not to compete with the Company, which survive as modified by the Termination Agreement) and the Security Agreement have been terminated. Under the Termination Agreement, (i) Mr. Braun received a cash payment of $1,200,000, (ii) Mr. Rosenberg received a cash payment of $1,050,000, (iii) the Company will pay

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

for health benefits for Messrs. Braun and Rosenberg through December 31, 2005, and (iv) each of Mr. Braun and Mr. Rosenberg will receive up to a maximum of $5,000 to pay for his accrued but unpaid compensation, accrued vacation and accrued business expenses. Pursuant to the Termination Agreement, Messrs. Braun and Rosenberg each returned to the Company the 500,000 Options granted to each of them (a total of 1,000,000 options) on February 24, 2005, and returned a combined aggregate of 110,000 additional options to purchase the Company's common stock previously granted to them. The Termination Agreement also contains mutual releases and indemnification provisions.

On October 26, 2005, the Company announced that it has executed a letter of intent on the divestiture of its home healthcare business, subject to a 30-day due diligence review and consummation of a definitive agreement. Pending a definitive agreement, the Company will seek shareholder approval in early 2006 to endorse the divestiture and change the corporate name from New York Health Care, Inc. to BioBalance Holdings, Inc.

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

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

                                              For The Three                         For the Nine
                                              Months Ended                          Months Ended
                                              September 30,                         September 30,
                                         2005               2004               2005               2004
                                    --------------     --------------     --------------     --------------
Net loss, as reported               $   (3,850,894)    $   (1,013,904)    $   (3,206,322)    $   (3,403,559)

Less stock-based compensation
  expense determined under
  fair value method for
  all employee stock
  options, net of tax effect              (262,107)           (50,689)        (1,074,903)          (693,034)

Add back stock-based
compensation expense recorded               90,000                 --             90,000                 --
                                    --------------     --------------     --------------     --------------

 Pro forma net loss                 $   (4,023,001)    $   (1,064,593)    $   (4,191,225)    $   (4,096,593)
                                    ==============     ==============     ==============     ==============

Basic and diluted loss
per share, as reported              $        (0.12)    $        (0.04)    $        (0.10)    $        (0.14)

Basic and diluted loss
per share, pro forma                $        (0.12)    $        (0.04)    $        (0.13)    $        (0.16)

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The options' assumptions used to estimate these values are as follows:

                                                      For The Three                 For The Nine
                                                      Months Ended                  Months Ended
                                                      September 30,                 September 30,
                                                   2005           2004           2005           2004
                                                   ----           ----           ----           ----
     Risk free interest rate                     1.6-4.2%           2.8%       1.6-4.2%       1.6-2.8%
     Expected volatility of common stock         88%-104%           103%       88%-104%       88%-103%
     Dividend                                           0%            0%              0%             0%
     Expected option term                        3-5 yrs.         3 yrs.       3-5 yrs.         3 yrs.

Recently Issued Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC staff postponed implementation of SFAS No. 123 (R) and it is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The adoption of this statement will increase reported expenses and the magnitude of the impact is still being determined.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29," or SFAS No. 153. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

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

Diluted income (loss) per share from continuing operations is computed by dividing income or loss available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses from continuing operations for the three and nine months ended September 30, 2005 and 2004, potential common stock attributable to options, warrants and preferred stock outstanding of 8,885,156 for the three and nine months ended September 30, 2005 and 3,344,234 for the three and nine months ended September 30, 2004 were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 4 - NOTES RECEIVABLE:

The Company entered into an agreement on February 3, 2005, with one of its customers converting that customer's accounts receivable balance into a note receivable. The note is payable in monthly installments of $19,525 until May 14, 2006. In addition, five additional monthly payments were to be made commencing February 14, 2005. Interest is paid monthly at 6% per annum on the remaining balance of the estimated monthly installments of $19,525 ($205,626 at September 30, 2005). There is also an outstanding balance from the subsequent billing of $162,644 in the accounts receivable at September 30, 2005. As a result of the filing of Chapter 11 by the customer, the Company has reserved the entire amount due of $368,270 as of September 30, 2005. On November 9, 2005, the Company signed an agreement to assign all of its rights, title and interest in the note and the accounts receivable to an unrelated third party.

NOTE 5 - GOODWILL:

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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                         New York
                                        Health Care         BioBalance
                                       ------------        ------------

Balance as of
January 1, 2003                        $         --        $         --

Acquisition
     January 2, 2003                     18,769,926                  --

Impairment
     January 2, 2003                    (17,869,339)                 --

Reclassed as current
     assets of discontinued
     operations held
     for sale for the year ended
     December 31, 2004                     (117,587)                 --
                                       ------------        ------------

Balance as of
     December 31, 2004                      783,000                  --

Impairment for period                            --                  --
                                       ------------        ------------

Balance as of
     September 30, 2005                $    783,000        $         --
                                       ============        ============

As disclosed in Note 1, "Recent Developments", the Company entered into a termination Agreement with the officers of the home health care division. This event has resulted in the Company having to test the goodwill for impairment as of the end of the third quarter. As a result of an analysis by an outside consultant, the Company has concluded that the fair value of the Company's net assets exceeds its carrying value. As a result, the Company has concluded that no impairment in the Company's goodwill has occurred as of the quarter ended September 30, 2005.

NOTE 6 - OTHER INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                                  September 30, 2005
                            ---------------------------------------------------------------
                                                                                Estimated
                           Gross Carrying    Accumulated      Net Carrying     Useful Life
                               Amount        Amortization        Amount            Years
                            ------------     ------------     ------------     ------------
Intellectual property       $  2,706,337     $  1,099,814     $  1,606,523               10
Patents/trademarks             1,152,424          363,597          788,827               10
Non-compete agreement            770,000          327,250          442,750                5
Customer base                    316,000          174,042          141,958                5
                            ------------     ------------     ------------
                            $  4,944,761     $  1,964,703     $  2,980,058
                            ============     ============     ============

                                                   December 31, 2004
                            ---------------------------------------------------------------
                                                                                Estimated
                           Gross Carrying    Accumulated      Net Carrying     Useful Life
                               Amount        Amortization        Amount            Years
                            ------------     ------------     ------------     ------------
Intellectual property       $  2,706,337     $    896,840     $  1,809,497               10
Patents/trademarks             1,112,905          278,357          834,548               10
Non-compete agreement            770,000          211,750          558,250                5
Customer base                    316,000          126,460          189,540                5
                            ------------     ------------     ------------
                            $  4,905,242     $  1,513,407     $  3,391,835
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

As of September 30, 2005, approximately $2.8 million of the intangible assets net of accumulated amortization relate to BioBalance. BioBalance is a research and development company and has had significant losses since inception. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance will be able to generate or sustain profitability in the future.

NOTE 7 - DISCONTINUED OPERATIONS:

On April 11, 2005, the Company entered into an agreement to sell certain assets of Helping Hands for $3,000,000 to Accredited Health and a formal closing for the sale, which was subject to only an orderly transition of the assets, occurred on May 22, 2005. Helping Hands was part of the New York Health Care segment.

In connection with the sale, the Company recognized an after tax gain of approximately $2.7 million on the transaction, net of taxes of approximately $32,000, which is included in net income on discontinued operations for the nine months ended September 30, 2005. The Company reported the operations of its NJ Business as discontinued operations and related assets were reclassified as held for sale as of December 31, 2004.

The following are major classes of assets for the discontinued operations described above that were held for sale as of September 30, 2005 and December 31, 2004. The sale of the NJ Business did not include liabilities.

DISCONTINUED OPERATIONS
CONSOLIDATED BALANCE SHEETS

                                      September 30, 2005   December 31, 2004
                                       ----------------    ----------------

ASSETS:

Property and equipment, net            $             --    $          4,923
Goodwill, net                          $             --    $        117,587
Intangibles, net                       $             --    $        104,460
                                       ----------------    ----------------

Net assets held for sale               $             --    $        226,970
                                       ================    ================

                                       $        226,970    $        226,970

Operating results of our discontinued operations are shown below:

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DISCONTINUED OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                           2005               2004               2005               2004
                                      --------------     --------------     --------------     --------------
Net patient service revenue           $           --     $    1,627,723     $    2,689,082     $    4,804,885
                                      --------------     --------------     --------------     --------------

Expenses:
Professional care of patients                     --          1,100,547          1,862,788          3,239,630
General and administrative                        --            499,943            730,155          1,493,783
Depreciation and amortization                     --             12,324             11,717             38,387
Gain on sale of assets                            --                 --         (2,703,718)                --
                                      --------------     --------------     --------------     --------------

Total operating (income)
expenses                                          --          1,612,814            (99,058)         4,771,800
                                      --------------     --------------     --------------     --------------

Non-operating income (expense):
Interest expense                                  --                 --                 --               (725)
                                      --------------     --------------     --------------     --------------

Income before taxes                               --             14,909          2,788,140             32,360

Provision for income taxes                        --                 --             35,653              4,050
                                      --------------     --------------     --------------     --------------

Income                                $           --     $       14,909     $    2,752,487     $       28,310
                                      ==============     ==============     ==============     ==============

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

                                     September 30, 2005     December 31, 2004
                                     ------------------    ------------------

Accounts payable                     $          780,004    $          622,730
Accrued expenses                              2,140,655             2,150,896
Accrued employee benefits                     4,664,024             4,552,489
                                     ------------------    ------------------

                                     $        7,584,683    $        7,326,115
                                     ==================    ==================

NOTE 9 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services ("G.E. Capital") that expires November 29, 2005. The availability of the line of credit is based on a formula of eligible accounts receivable. The loan agreement relating to the line of credit (the "Loan Agreement") was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this Loan Agreement. The Loan Agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of September 30, 2005, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The Loan Agreement contains various restrictive covenants which, among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the Loan Agreement bear interest at prime plus 1 1/2% at September 30, 2005 (8.25%).

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

At September 30, 2005, there was an amount due from G.E. Capital of $120,600. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital and then transferred to the Company's bank account.

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

The Company has signed an Amendment No. 6 with G.E. Capital to extend the term of the Company's Loan Agreement until November 29, 2006, under the same terms and conditions as previously stated.

NOTE 10- STOCK OPTIONS/WARRANTS:

During the nine months ended September 30, 2005, the following options and warrants were issued to directors, employees and consultants which vest immediately in accordance with the Company's Performance Incentive Plan.

Grant Date              Number of Options     Exercise Price     Expiration Term
----------              -----------------     --------------     ---------------

* February 24, 2005         1,000,000             $0.85              10 Years
May 6, 2005                   100,000             $0.80              10 Years
June 6 ,2005                   75,000             $0.84              10 Years
August 1, 2005                200,000             $0.75               5 Years
August 31, 2005               105,000             $1.20               5 Years
September 1, 2005             150,000             $1.21               5 Years

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

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company committed to issue warrants to certain consultants subsequent to July 1, 2003 at the time when it was subject to the NASD marketplace rule. Therefore, these commitments of warrants will be re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded. For the three months and nine months ended September 30, 2005, the re-valuation of the warrants resulted in an increase in compensation of $7,065 and $8,710, respectively. On August 31, 2005, the shareholders approved the 2004 Incentive Stock Option Plan (the "Plan") under which these warrants are to be issued. On August 31, 2005, the shareholders approved 5,000,000 shares for issuance under the Plan. Therefore, the above warrants were valued on August 31, 2005, and no further compensation expense will be recorded for these warrants.

On February 24, 2005, in connection with the Offering, the Company issued 3,949,681 Warrants to investors in the Private Placement and 1,777,356 Warrants to the Placement Agent (see Note 2).

On August 1, 2005, the Company granted options to directors to purchase 200,000 shares of Common Stock that were less than the fair value on the date the options were approved in accordance with the shareholders' approval of the Plan (August 31, 2005). The Company recorded compensation expense of $90,000 in connections with these options.

During the quarter ended September 30, 2005, the Company granted 170,000 options to consultants in connection with consulting services, which resulted in compensation expense of $134,731.

On October 1, 2005, the Company issued options to purchase 50,000 shares of Common Stock to the Vice President of New Product Development as partial compensation for accepting employment with the Company.

NOTE 11 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carry-forward. At September 30, 2005 and December 31, 2004, the Company has computed a deferred tax asset in the amount of approximately $5,227,000 and $4,652,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because, it is not more likely than not, such assets will be recognized in the foreseeable future. The valuation allowance increased by $1,006,000 and $575,000 during the three and nine months ended September 30, 2005 and increased by $421,000 and $2,614,000 during the three and nine months ended September 30, 2004, respectively.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                              For The Nine Months Ended
                                                                     September 30,
                                                                 2005            2004
                                                             ------------    ------------
Supplemental cash flow disclosures:

         Cash paid during the period for:

         Interest                                            $      3,902    $     18,315
                                                             ============    ============

         Income taxes                                        $     70,888    $     40,410
                                                             ============    ============

Supplemental Schedule of non-cash financing activity:

The Company issued Placement Agent Warrants
 as part of the Private Placement Offering                   $    624,705    $          0
                                                             ============    ============

NOTE 13 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a company that is developing a patented biotherapeutic agent for the treatment of gastrointestinal disorders. In the segment reporting which follows, revenue, loss from continuing operations and total assets exclude Helping Hands, which is part of the New York Health Care segment. See Note 7 - Discontinued Operations, which includes the gain on the sale of assets of approximately $2,700,000. BioBalance has not generated any revenue as of September 30, 2005.

                                              New York           Bio-               Total
                                              Health Care        Balance            Consolidated
                                              --------------     --------------     --------------
Nine Months Ended September 30, 2005
Revenue:
    Net patient service revenue               $   33,164,347     $           --     $   33,164,347
    Sales                                                 --                 --                 --
                                              --------------     --------------     --------------
      Total revenue                           $   33,164,347     $           --     $   33,164,347
                                              ==============     ==============     ==============

Loss from continuing operations               $   (2,269,915)    $   (3,688,894)    $   (5,958,809)

Total assets                                  $   12,784,539     $    5,278,654     $   18,063,193

Nine Months Ended September 30, 2004
    Net patient service revenue               $   31,269,786     $           --     $   31,269,786
    Sales                                                 --                 --                 --
                                              --------------     --------------     --------------

Total revenue                                 $   31,269,786     $           --     $   31,269,786
                                              ==============     ==============     ==============

Income (loss) from continuing operations      $      105,907     $   (3,537,776)    $   (3,431,869)

Total assets                                  $   13,239,474     $    5,316,643     $   18,556,117

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Three Months Ended September 30, 2005
Revenue:
    Net patient service revenue               $   11,497,791     $           --     $   11,497,791
    Sales                                                 --                 --                 --
                                              --------------     --------------     --------------
    Total revenue                             $   11,497,791     $                  $   11,497,791

Loss from continuing operations               $   (2,150,165)    $   (1,704,770)    $   (3,854,935)

Three Months Ended September 30, 2004
    Net patient service revenue               $   10,769,483     $           --     $   10,769,483
    Sales                                                 --                 --                 --
                                              --------------     --------------     --------------

Total revenue                                 $   10,769,483     $           --     $   10,769,483
                                              ==============     ==============     ==============

Income (loss) from continuing operations      $      176,189     $   (1,205,002)    $   (1,028,813)

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

                           Forward Looking Statements
                           FORWARD-LOOKING STATEMENTS

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

Overview

The Company operates in two business segments; the home healthcare business, which has been in operation for more than 20 years, and the specialty pharmaceutical business of BioBalance, a wholly-owned subsidiary of the Company, which commenced in 2001 and is still in its development stage.

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

Stock Based Compensation

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and the fair value method of accounting for warrants granted to consultants for services. See Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Item 1 of this Report.

Long-Lived Assets

We evaluate long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets, when an impairment exists, the related assets are written down to fair value.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Results of Operations

The revenue, cost of professional care, selling, general and administrative expenses ("G&A"), and losses from continuing operations do not include the operating results of Helping Hands, since the sale to Accredited of certain assets of Helping Hands relating to the NJ Business was consummated on May 22, 2005 and has been recorded as a discontinued operation.

Revenues for the nine months ended September 30, 2005 increased to approximately $33,164,000 from approximately $31,270,000 for the nine months ended September 30, 2004. Revenues for the three months ended September 30, 2005 increased to approximately $11,498,000 from approximately $10,769,000 for the three months ended September 30, 2004. Revenue increased approximately 6% and approximately 7% for the nine months and three months periods, respectively. This increase is principally due to the increase in sales volume to some of our existing clients.

Cost of professional care of patients for the nine months ended September 30, 2005 increased to approximately $27,405,000 from approximately $25,717,000 for the nine months ended September 30, 2004. The cost of professional care of patients for the three months ended September 30, 2005 increased 8% to approximately $9,545,000 from approximately $8,861,000 for the three months ended September 30, 2004. The increase in patient care costs for the comparative periods proportionately follows the increase arising from the additional revenue referenced above.

G&A for the nine months ended September 30, 2005 increased to approximately $9,035,000 from approximately $7,537,000 for the nine months ended September 30, 2004. G&A for the three months ended September 30, 2005, increased to approximately $4,563,000 from approximately $2,505,000 for the three months ended September 30, 2004. In both periods, the increase was principally due to the termination payments that were paid to two former executives who left the Company during the quarter.

There was also a decrease in amortization expense of approximately $42,000 for the three months ended September 30, 2005, and a decrease of approximately $125,000 for the nine months ended September 30, 2005 as a result of the partial write off of the NexGen technology by BioBalance of approximately $1,740,000 at December 31, 2004.

As a result of the foregoing, net loss from continuing operations increased to approximately $3,855,000 and $5,959,000 for the three and nine months ended September 30, 2005, respectively, compared to approximately $1,029,000 and $3,432,000 for the three and nine months ended September 30, 2004.

The Company had a net loss of approximately $3,206,000 for the nine months ended September 30, 2005 as compared to a net loss of approximately $3,404,000 for the nine months ended September 30, 2004. For the three months ended September 30, 2005, the Company had a net loss of approximately $3,851,000 as compared to a net loss of approximately $1,014,000 for the three months ended September 30, 2004. The increase in net losses for the three month period ended September 30, 2005 is principally due to the termination payments of $2,250,000 in total that were paid to two former executives who left the Company during the quarter. The net loss for the nine month period was offset by the gain on the sale of certain assets of Helping Hands relating to the NJ Business to Accredited during the second quarter of 2005. The gain from the transaction amounted to approximately $2,703,000 net of taxes and the sale is treated as a discontinued operation for accounting purposes. On an operating basis, without the gain and the termination payments, the net loss for the nine months ended September 30, 2005, increased approximately $256,000 from the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at September 30, 2005, are as follows:

                                                                Payment due by period
                                    ----------------------------------------------------------------------------
                                                     Less than                                       More than
Contractual Obligations                 Total          1 year         1-3 years       4-5 years       5 years
----------------------              ------------    ------------    ------------    ------------    ------------
Long-term debt obligations          $         --    $         --    $         --    $         --    $         --
Capital lease obligations                     --              --              --              --              --
Operating lease obligations*             758,000          82,000         516,000         128,000          32,000
Purchase obligations                          --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------
  Total                             $    758,000    $     82,000    $    516,000    $    128,000    $     32,000
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

Loans under this revolving credit loan facility, which expires on November 29, 2005, may be used only for working capital of the Company's home healthcare business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home healthcare business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home healthcare business and there being no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentage based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors formula results in 97% of qualified accounts receivable being part of the borrowing base. At September 30, 2005, the amount available for borrowing under this facility, based on the borrowing base formula was $4,000,000. The Loan Agreement contains various restrictive covenants, which among other things, require that the Company have a minimum tangible net worth greater than $500,000. The Company has amended its Loan Agreement to allow it to lend money to BioBalance if there is no outstanding loan under this agreement. The Loan Agreement has also been amended to allow the Company to invest money in BioBalance. The principal amount of loans borrowed under this facility bear interest at a variable annual rate equal to the prime rate charged from time to time by CitiBank, N.A. plus 1.5% (currently 8.25% per annum) and the loan agreement creating this facility provides for monthly payments of interest on the outstanding loan balance on the basis of the actual number of days elapsed over a year of 360 days.

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

For the nine months ended September 30, 2005, net cash used in operating activities was approximately $3,551,000 as compared to cash used in operating activities of approximately $4,016,000 during the nine months ended September 30, 2004, a decrease of $465,000. The $3,551,000 of cash used in operations for the nine months ended September 30, 2005 was principally due to the net loss, the net gain from discontinued operations and a decrease in accrued payroll. Offsetting the above items was a decrease in accounts receivable and unbilled services, a decrease in due from lending institution and an increase in due to HRA.

There was no cash provided by financing activities during the three months ended September 30, 2005.

Net cash provided by investing activities for the nine months ended September 30, 2005 totaled approximately $2,831,000 and principally consisted of proceeds from the sale of the NJ Business. As of September 30, 2005, approximately $7,748,000 (approximately 43%) of the Company's total assets consisted of accounts receivable from clients who are reimbursed by third-party payers, as compared to $7,994,000 (approximately 43%) as of September 30, 2004.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are billed. For the nine months ended September 30, 2005, the DSO of the home care segment of the Company was 81 days, compared to 65 days for the nine months ended September 30, 2004. The increase is the result of slower payments by our net 120-day clients.

BioBalance Segment

As of September 30, 2005, BioBalance had cash on hand of $2,284,000 all of which was available to fund operations. On May 22, 2005, the Company closed on the sale of certain assets of its home healthcare division in New Jersey to Accredited Health and the proceeds from the sale in the amount of $2,850,000 were transferred to BioBalance. A total of $150,000 of the purchase price was placed in escrow to cover actual losses, if any, incurred by the Accredited Health for which the Company is required to indemnify Accredited Health pursuant to the agreement relating to the sale of the assets of the New Jersey Business to the Accredited Health. The escrowed funds were released to the Company on August 22, 2005. BioBalance estimates that its capital requirements for the remainder of 2005 will be approximately $1,250,000.

BioBalance has incurred product development costs excluding non-cash compensation of approximately $859,000 for the three months ended September 30, 2005, and $1,606,000 for the nine months ended September 30, 2005. The majority of these costs were for manufacturing clinical supplies, conducting clinical studies to assess the safety and efficacy of PROBACTRIX and the costs for preparing and filing the Investigational New Drug ("IND") application for PROBACTRIX. BioBalance began an Irritable Bowel Syndrome ("IBS") medical food clinical trial at Ichilov Medical Center in Tel Aviv in November 2003. An additional site (St. Michael's Hospital in Toronto) became operational in the first quarter of 2004, but enrollment was significantly delayed due to personnel issues that have since been resolved. Additional sites in New York and Jerusalem were added in the third quarter of 2004 to compensate for the slow enrollment. In June 2005, the site in Jerusalem was closed down due to a lack of enrollment and enrollment at the other sites will be increased to compensate for this site. BioBalance is continuing the medical food trial until its completion.

BioBalance is pursuing accelerated regulatory approval of PROBACTRIX as a prescription drug for the prevention and/or treatment of pouchitis and has filed an IND application with the FDA. Pouchitis is a non-specific inflammation of the "pouch" or ileal reservoir, which usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Symptoms of pouchitis include steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are currently no approved treatments for pouchitis. BioBalance also will seek orphan drug designation for this indication. "Orphan drug" refers to a product that treats a rare disease affecting less than a specified number of persons (200,000 in the U.S.). The orphan drug regulatory strategy provides a significantly shorter approval process and less costly clinical studies. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage. BioBalance submitted the IND to the FDA at year-end 2004. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within 30 days. Comments on the IND were received on March 4, 2005. BioBalance has reviewed the comments and is currently working to provide a response to all of the issues raised by the FDA during the fourth quarter of 2005. BioBalance believes that all of the issues raised by the FDA have been properly addressed, but can give no assurance that the FDA will agree with all of the responses to the issues raised or give clearance to move forward with the clinical trials.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at September 30, 2005.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there were no changes during such quarter.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 1, 2005, the Company granted options to purchase 40,000 shares of Common Stock to each of its three independent directors and to each of BioBalance Corporation's two independent directors. The options were approved on August 31, 2005, in accordance with the shareholders' approval of the 2004 Incentive Option Plan.

On August 31, 2005, the Company issued options to purchase 85,000 shares of common stock to its newly elected independent directors as compensation for serving on the Board of Directors.

On August 31, 2005 the Company issued options to purchase 20,000 shares of Common Stock to a consultant for services rendered in connection with packaging development.

On September 1, 2005, the Company issued options to purchase 150,000 shares of Common Stock to two consultants for services rendered in connection with its clinical trials.

The Company believes each of the foregoing issuances are exempt from registration based on Section 4(2) of the Securities Act of 1933 as not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 31, 2005, the Company held its annual meeting of shareholders in New York. At the meeting, the shareholders elected directors for the Company. Elected as directors were Murry Englard, Stuart Ehrlich, Dennis O'Donnell and Michael Nafash.

At the meeting, the shareholders also approved the 2004 Stock Incentive Plan. The 2004 Plan provides for the grant of any or all of the following types of awards (collectively "Awards") (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. Awards may be granted singly, in combination, or in tandem, as determined by the Board of Directors or by any designated Committee of the Board. Subject to anti-dilution adjustments as provided in the 2004 Plan, (i) a total of 5,000,000 shares of common stock have been reserved for distribution pursuant to the 2004 Plan, and (ii) the maximum number of shares of common stock that may be issued to any individual participant under the 2004 Plan may not exceed 2,000,000 shares during the term of the 2004 Plan.

The breakdown of the voting at the meeting for the election of directors is as follows.

      Director                   For              Withheld
      --------                   ---              --------

      Dennis O'Donnell        20,319,657            62,500
      Murry Englard           20,196,627           185,640
      Stuart Ehrlich          20,163,433           218,834
      Michael Nafash          20,196,627           185,640

In regard to the approval of the 2004 Stock Incentive Plan, the breakdown of the voting is as follows.

            For              11,184,275
            Against             978,972
            Abstain              56,709
            Not voted         8,162,311

ITEM 5. OTHER INFORMATION

On August 11, 2005, the Company and G.E. Capital entered into amendment No. 5. to the Loan Agreement. The lender waived the default under the Loan Agreement arising from the resignations of Messrs. Braun and Rosenberg, on the condition that we shall not request, and the lender shall not be required to make any advances of loans to us under the Loan Agreement until our management is acceptable to the lender, in its sole discretion.

ITEM 6. EXHIBITS

(a)   Exhibits

Exhibit
No.                            Description
-------                        -----------

3.2         Amended and restated By-Laws as of August 31, 2005

10.1 Amendment No. 6 dated November 29, 2005, to Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc.

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

                                        NEW YORK HEALTH CARE, INC.


November 18, 2005                       By: /s/ Dennis M. O'Donnell
                                            ---------------------------
                                                Dennis M. O'Donnell
                                                Chief Executive Officer
                                                (Principal Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer)

                                  EXHIBIT INDEX

3.2         Amended and restated By-Laws as of August 31, 2005

10.1 Amendment No. 6 dated November 29, 2005, to Loan and Security Agreement by and among New York Health Care, Inc., NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc.

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