Form 10-K
period 2005-12-31
NEW YORK HEALTH CARE INC
filed 2006-04-17
CIK 1018354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

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

Registrant's telephone number, including area code: 212-679-7778

Securities issued pursuant to Section 12(b) of the Act: None

                                                      Name of exchange on
        Title of each class                            which registered
        -------------------                            ----------------

  Securities registered pursuant               Common Stock $.01 par value to
   Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a accelerated filer.
Large accelerated filer [_]     Accelerated filer  [_]       Non-accelerated
filer [X]

The aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter was approximately $ 25,922,000.

      The number of shares outstanding of the registrant's common stock, as of April 4, 2006: 33,232,722.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           FORWARD-LOOKING STATEMENTS

      Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by New York Health Care, Inc. and its subsidiaries ("we", "our", or the "Company"), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as "may," "will," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -"Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's prior SEC filings. These and many other factors could affect the Company's future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update such statements.

      The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report. All references to fiscal year apply to the Company's fiscal year which ends on December 31, 2005.

Recent Developments:

      Effective August 4, 2005, the Company and Messrs. Braun and Rosenberg, former officers of the Company, signed a termination agreement (the "Braun and Rosenberg Termination Agreement"). Pursuant to the Braun Rosenberg Termination Agreement, Messrs. Braun and Rosenberg resigned from their employment with the Company and any of its subsidiaries, and their respective employment agreements (except for sections regarding certain non-disclosure provisions and their agreements not to compete with the Company) were terminated. In addition, the Braun Rosenberg Termination Agreement terminated the July 15, 2004 purchase agreement providing for the sale of the assets of the Company's home healthcare business to a company controlled by Messrs. Braun and Rosenberg and a February 24, 2005 agreement, in which the Company had granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provided for the deposit of up to $3.55 million in cash collateral. Under the Braun Rosenberg Termination Agreement, (i) Mr. Braun received a cash payment of $1,200,000, (ii) Mr. Rosenberg received a cash payment of $1,050,000, (iii) the Company paid for COBRA benefits for Messrs. Braun and Rosenberg through December 31, 2005, and
(iv) each of Mr. Braun and Mr. Rosenberg received $5,000 to pay for their accrued but unpaid compensation, accrued vacation and accrued business expenses. Pursuant to the Braun Rosenberg Termination Agreement the 500,000 options granted to each of Messrs. Braun and Rosenberg (a total of 1,000,000 options) on February 24, 2005 were forfeited and surrendered to the Company, as were a combined aggregate of 110,000 additional options to purchase the Company's common stock previously granted to them. The Braun Rosenberg Termination Agreement also contains mutual releases and indemnification provisions

      Consistent with its previously announced intention to sell the remaining home healthcare business, the Company solicited bids from selected potential bidders. On October 26, 2005 the Company entered into a letter of intent to sell the home healthcare business to Accent Care, Inc. which provided for a exclusivity period of 30 days during which the Company could not solicit or accept competing offers. Upon the expiration of the exclusivity period on November 25, 2005, the Company again solicited bids for the home healthcare business and received bids from Accent Care and Revival Inc., a previous bidder. On January 6, 2006, the Company decided to accept the revised Revival bid and entered into a letter of intent. The Company is continuing to negotiate with Revival for the sale of the home healthcare business.

      On March 9, 2006, the Company entered into a final settlement agreement (the "Corval Settlement Agreement") with Mark Olshenitsky related to the resolution of disputes under a consulting agreement dated April 14, 2003 (the "Corval Consulting Agreement") between the Company and Corval International, Inc. ("Corval"). Pursuant to the Corval Consulting Agreement, Corval was issued warrants to purchase 500,000 shares of the Company's Common Stock for $2.50 per share until April 21, 2004 (the "Warrants"). Mark Olshenitsky ("Olshenitsky") is the sole owner of Corval and is the assignee/successor to Corval.

      In November 2003 the Company suspended the Warrants in response to the indictment of one of its directors and officer of BioBalance and a consultant to BioBalance as reported in the Company's Form 10-K for the year ended December 31, 2003.

      Both Corval and Olshenitsky have continually denied any involvement in the events leading up to the indictments and have threatened litigation alleging breach of contract and related compensatory damages as a result of the suspension of the Warrants. Neither Corval nor Olshenitsky was indicted.

      Pursuant to the Corval Settlement Agreements and in order avoid the cost and uncertainty of litigation, the Registrant agreed to issue 300,000 shares of Common Stock to Olshenitsky in return for a general release of all claims Corval and Olshenitsky may have against the Company. The Common Stock are "restricted shares" and may only be resold after registration of such shares or the availability of an exemption from registration, including under Rule 144 of the Securities Act of 1933 as amended (the "Securities Act").

      On March 6, 2006, the Company entered into a settlement agreement (the "Emerald Settlement Agreement") with Emerald Asset Management, Inc. ("Emerald") and Yitz Grossman ("Grossman") related to the resolution of disputes under a consulting agreement dated June 1, 2001 (the "Emerald Consulting Agreement") between the Company and Emerald. Grossman is the sole owner of Emerald. Pursuant to the Emerald Consulting Agreement, Emerald was entitled to $250,000 per year through 2011, additional payments equal to bonuses paid to the Chief Executive Officer of the Company and reimbursement for expenses.

      In November 2003 the Company terminated the Emerald Consulting Agreement in response to the indictment of one of its directors and officer of BioBalance, and Grossman as reported in the Company's Form 10-K for the year ended December 31, 2003.

      Emerald and Grossman have threatened litigation alleging breach of contract and related compensatory damages as a result of the termination of the Emerald Consulting Agreement. Emerald asserts that the Emerald Consulting Agreement was terminated "without cause" as defined in the agreement entitling Emerald to certain payments that Emerald estimates at approximately $2,225,000.

      Pursuant to the Emerald Settlement Agreement and in order avoid the cost and uncertainty of litigation, the Company agreed to (i) the immediate payment of $700,000 to Emerald, (ii) payment of $22,000 per month for eighteen months beginning January 1, 2006, (iii) the issuance of 400,000 shares of Common Stock,
(iv) options to purchase 1,100,000 shares of Common Stock at $0.78 per share until March 1, 2010 and (v) health insurance for Grossman and his family for the eighteen month period ending June 30, 2008 amounting to approximately $35,100. In return, Emerald and Grossman have executed a general release of all claims they may have against the Company. The Common Stock to be issued and the Common Stock issuable pursuant to the options are "restricted shares" and may only be resold after registration of such shares or the availability of an exemption from registration, including under Rule 144 of the Securities Act. The Company has granted Emerald a one-time demand registration right and unlimited piggy back registrant rights. As of April 14, 2006, no part of the settlement has been paid. At December 31, 2005, the Company has accrued the full amount of the settlement.On April 17, 2006, Emerald Asset and Grossman have agreed not to demand the cash portion of the settlement agreement until such time as New York Health Care receives any additional monies from any source.

      On March 24, 2006, BioBalance received approval from the U.S. Food and Drug Administration (FDA) to begin U.S. clinical trials of its proprietary biotherapeutic agent, Probactrix, as a prescription drug for pouchitis. Pouchitis is a debilitating complication that can develop following corrective surgical treatment of ulcerative colitis, in which an ileal reservoir, or pouch, is constructed to enable normal bowel movements after removal of the diseased colon. This ileal reservoir can become inflamed, leading to debilitating gastrointestinal symptoms including diarrhea, incontinence, bleeding, fever and urgency. The cause of pouchitis is not known, though it is believed to result from an immune response to pathogenic bacteria in the pouch flora. There are no currently approved treatments for pouchitis. Current management involves short-term and occasionally chronic treatment with antibiotics.

      The phase I/II, randomized, placebo-controlled, multi-center study will be conducted in approximately 63 antibiotic-dependent pouchitis patients to demonstrate the ability of a prescription formulation of Probactrix to maintain symptomatic response of pouchitis symptoms after antibiotic withdrawal. The principal investigators of the trial are Darrell S. Pardi, MD, and William J. Sandborn, MD, of the Division of Gastroenterology at the Mayo Clinic in Rochester, Minnesota.

                                     PART I

Item 1.  BUSINESS

OVERVIEW

      We are currently engaged in two industry segments, the delivery of home healthcare services (sometimes referred to as the "home healthcare business") and, since our acquisition BioBalance in a merger transaction in January 2003 (treated for accounting purposes as a reverse acquisition of us by BioBalance), the development of proprietary biotherapeutic agents for the treatment of various gastrointestinal ("GI") disorders. BioBalance is a wholly-owned subsidiary of the Company. For accounting purposes, BioBalance is considered to be the "accounting acquirer" in the transaction.

      The Company is a New York corporation incorporated in 1983. The Company's principal executive office is 1850 McDonald Avenue, Brooklyn, New York 11223, telephone 718-375-6700. The Company intends to change its principal executive offices to the offices of BioBalance when and if the home healthcare business is sold.

      For more information as to the financial performance of our home healthcare and BioBalance business segments and the divestiture of the home healthcare business, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 of Notes to Consolidated Financial Statements included elsewhere in this report.

HISTORY, DEVELOPMENT AND OVERVIEW

      The Company was initially organized to act as a licensed home healthcare agency engaged primarily in supplying the services of paraprofessionals who provide a broad range of healthcare support services to patients in their homes.

      The legacy home healthcare business operates in all five boroughs of New York City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. Services are supplied principally pursuant to contracts with healthcare institutions and governmental agencies, such as various county departments of social services, the New York City Human Resources Administration, Beth Abraham Long-Term Home Health Services and Kingsbridge Medical Center. We sold our New Jersey home healthcare operations to Accredited Health on May 22, 2005.

      BioBalance is a development stage biopharmaceutical company incorporated in Delaware in May 2001. BioBalance is focused on the development of innovative treatments for various gastrointestinal (GI) disorders with significant unmet needs. BioBalance has pioneered the development of these agents based on what BioBalance believes to be leading-edge science as it proceeds with pharmaceutical drug development for its lead product, PROBACTRIX(R). BioBalance has not generated any revenues to date other than income from short-term investment of proceeds from stock offerings.

      We believe that the PROBACTRIX offers a platform technology that could ultimately achieve regulatory approval for a wide range of GI indications. The product works by restoring the microbial balance within the GI tract by selective displacement of pathogenic bacteria and prevention of their re-colonization. Clinical studies independently conducted by Dr. Mark Pimentel in 2002 at Cedars-Sinai Medical Center in California have confirmed the direct link of pathogenic bacterial overgrowth with GI symptoms such as Irritable Bowel Syndrome (IBS). The Company believes that these and other studies support the rationale for the Company's lead product to address a potential root cause of GI disease resulting in relief of symptoms with virtually no side effects. As such, it could represent a major shift in the treatment of many GI disorders.

CORPORATE STRATEGY

      We intend to actively pursue BioBalance's business plan of developing PROBACTRIX(R) as a prescription drug for treating various gastrointestinal disorders. As previously discussed in this report, we also plan to divest our home healthcare business and focus our efforts exclusively on the BioBalance business opportunities.

      The Company intends to finance the continuing development of the BioBalance business, including its prescription drug development efforts, from cash flow from the home healthcare business until its sale, the net proceeds from the sale of the home healthcare business and the sale of equity, debt or convertible securities.

BIOBALANCE  BUSINESS

Overview

      BioBalance is a development stage biopharmaceutical company focused on the identification, licensing and development of novel treatments for GI disorders that we believe are poorly addressed by current therapies. These include pouchitis, irritable bowel syndrome ("IBS"), Crohn's disease, ulcerative colitis, celiac disease and C. difficile infections. We believe that our lead product candidate, PROBACTRIX, a probiotic (a bacterial culture that supports a good and healthy balance of microorganisms) can reduce symptoms of pouchitis, IBS and other GI disorders.

      Our current efforts consist of identifying, licensing and developing products for GI diseases where current therapies are inadequate or may have significant side effects. Unlike conventional treatments, we believe that our lead product technology restores the microbial balance in the GI tract by displacing pathogenic bacteria and preventing their re-establishment. Clinical trials conducted independently at the Cedars-Sinai Medical Center in California have confirmed the direct link of pathogenic bacterial overgrowth with IBS symptoms. Therefore, we believe that our products may address an underlying root cause of many GI disorders in addition to providing symptom relief with no demonstrated side effects.

      Our lead development product, PROBACTRIX, is a proprietary strain of E.coli M-17 bacteria, which we plan to develop as a prescription drug treatment for pouchitis, IBS and a variety of other GI disorders. Prior clinical studies have confirmed that this product can reduce the symptoms of IBS and other GI disorders and, therefore, is able to improve the quality of life of patients using the product to treat these disorders.

      BioBalance is pursuing an accelerated regulatory approval for the use of PROBACTRIX in the U.S. by filing an Investigational New Drug ("IND") application with the FDA for the prevention and/or treatment of pouchitis. Pouchitis is a non-specific inflammation of the ileal reservoir, which can be a long-term problem for some patients. This usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Most pouchitis sufferers experience symptoms including steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are no drugs currently approved in the U.S. for pouchitis. We believe that current treatments being used "off-label" (including antibiotics) are often ineffective in relieving symptoms.

      We plan to seek orphan drug designation for treatment of pouchitis. "Orphan drug" refers to a product that treats a rare disease affecting less than a specified number of persons (200,000 in the U.S.). FDA approval of an IND permits the sponsor to conduct clinical trials in humans in the United States.

      BioBalance originally submitted the IND application for the pouchitis indication which was received by the FDA on January 2, 2005. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within approximately 30 days. Detailed comments were received on March 4, 2005. BioBalance's regulatory and clinical advisors responded to these comments by submitting an IND Amendment with the FDA on December 15, 2005. The FDA responded on January 13, 2006 with additional comments which BioBalance addressed on February 22, 2006. On March 24, 2006, the FDA gave us clearance to proceed with the phase I/II clinical trial, which we anticipate will begin by June 30, 2006.

      The patented formulation used for PROBACTRIX consists of a proprietary strain of non-pathogenic E.coli, derived from an organism that was originally isolated from the intestinal mircoflora of a healthy volunteer in a liquid formulation. The technology and the processes comprise conditions that preserve M-17 E.coli in the biologically active form. Patents have been filed by BioBalance for technology that could extend the product's shelf life for two years or longer at room temperature. In addition, we received approval of the registration of PROBACTRIX as a registered trademark in the U.S. on March 1, 2005. Our intellectual property portfolio also includes rights to a combination of two patented Bacillus strains, B. subtilis and B. licheniformis.

      We have contracted for the manufacture of PROBACTRIX with Benchmark Biolabs Inc. to satisfy our clinical trial needs in a state-of-the-art facility located in Lincoln, Nebraska.

Regulatory Strategy

      Our regulatory strategy involves pursuing accelerated approval for PROBACTRIX in the U.S. by filing an IND application for the prevention and/or treatment of pouchitis. There are currently no approved treatments for pouchitis. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage.

      BioBalance originally planned to pursue marketing of PROBACTRIX as a medical food for IBS, given limited resources and the significant time required for prescription drug development. Industry studies indicate that it takes approximately eight to 10 years for the average prescription drug to progress from the IND filing to market introduction. However, following discussions with regulatory consultants and potential pharmaceutical licensees, it was determined that a shorter pathway to drug development through filing an IND for an orphan drug indication would be the most economically attractive course. This involved addressing pouchitis, a narrowly focused indication with unmet therapeutic needs, rather than IBS. Pouchitis also offered the potential for orphan drug designation and expedited FDA approval. We believe, although there is no assurance, that we can achieve FDA approval for PROBACTRIX as a prescription drug to treat pouchitis in approximately four to five years, less than half the time for a typical prescription drug.

      We plan to conduct double blind, placebo controlled studies now that we have obtained FDA approval of our IND for the pouchitis indication. The first step would involve a phase I/II study in pouchitis patients. This study would likely be followed with a pivotal Phase III trial in approximately 50-75 pouchitis patients. It is anticipated that PROBACTRIX could be approved in the U.S. by 2010 or earlier although no assurance can be given approval will be obtained or if obtained the date of such approval.

      A prescription drug can be assigned orphan drug status by the FDA and European regulatory authorities if the indication addresses a target population of less than 200,000 sufferers in the U.S. or less than 5 sufferers per 10,000 persons in Europe. There is a separate Office of Orphan Drug Product Development at the FDA designed to help facilitate rapid approval of orphan drug applications. Once approved, orphan drugs are given seven year exclusivity in the U.S. and ten years of exclusivity in Europe. Additional benefits of receiving orphan drug status in the U.S. include study design assistance, a 50% reduction in the filing cost of the NDA/BLA (new drug application/biological licensing application) and may also include partial funding of clinical costs by the FDA. The NDA/BLA requests permission from FDA to market a drug in the U.S. In Europe, a drug product is filed with the European Medicines Agency (EMEA) for marketing throughout the European Commission area. The EMEA has a Committee for Orphan Medicinal Products (COMP) whereby drugs are designated "orphan drug" status for the European Union.

      Longer term, we are currently considering expanding the label indication of PROBACTRIX to include a number of additional GI indications, including the treatment of C. difficile infections. It is well established that antibiotics significantly alter intestinal microflora, a key factor in causing C. difficile infections.

      We also plan to explore licensing opportunities for a veterinary formulation of PROBACTRIX as an animal feed additive. We believe that a veterinary formulation of PROBACTRIX could be a potential replacement for antibiotics and/or animal growth hormones. This issue has generated significant worldwide attention as governments and consumer groups have called for the reduction or elimination of unnecessary antibiotics and growth hormones in farm animals. Based on studies conducted in Israel beginning in 1996 with a number of animal species, we believe that PROBACTRIX has a particularly high safety and efficacy profile as an animal feed additive. A veterinary formulation of PROBACTRIX was approved in Israel in 1998 as a veterinary feed additive. However, we can not assure you that we will ever license a veterinary formulation of Probactrix as an animal feed product.

PRODUCTS

      Probactrix

      Our initial product opportunity, PROBACTRIX, is a non-pathogenic probiotic, which we believe addresses the root cause of many GI disorders, including pouchitis, IBS, IBD and diarrhea, by inhibiting the growth of pathogenic bacteria and preventing their re-colonization. Clinical studies conducted overseas in over 14,000 patients have confirmed the exceptional safety and efficacy profile of this ingredient.

      A predecessor product was approved as a biological agent for the treatment of a broad range of GI disorders and diarrheas in Russia in May 1998, as a food supplement for human use by the Ministry of Health of Israel in May 1998 and for use as animal food by the Ministry of Agriculture of Israel in September 1998. In August 2000, Tetra-Pharm, an Israeli pharmaceutical company, agreed to cease manufacture and sale of the product in conjunction with its agreement to sell all rights relating to the product to BioBalance. Since then, production of the formula has been limited to supplying hospitals and universities where BioBalance is conducting further research.

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

      As part of the regulatory approval process of E. coli M-17 in Russia, a scientific panel determined the product's mechanism of action included the following:

      o     Rapid suppression of pathogenic microorganisms and their repulsion.

      o Restoration of the normalization of the body's immune system due to increased synthesis of immunoglobulin, interferon and activation of macrophages.

      o Stimulation of the enzyme complex (protease, amylase, lipase and cellulase), which helps to improve digestion.

      o Binding, neutralizing and withdrawing toxic substances (including heavy metals) from the body.

      o Improvement of the absorption of selected micronutrients including B-complex vitamins and essential amino acids.

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

      Bacillus Product

      We have acquired the rights to a combination of two Bacillus strains that has exhibited anti-inflammatory, anti-bacterial and anti-viral properties, which may be effective in treating a variety of GI diseases. We believe our Bacillus strains are therapeutically effective against rotavirus and campylobacter pathogens, which are the leading causes of infectious diarrhea. We believe this technology could also be effective in treating ulcerative colitis. There was a predecessor product (called Biosporin), based on the Bacillus strains acquired, which was approved in Russia. Currently we have not yet formalized any specific plan with respect to the development of our Bacillus product and no assurance can be given that we will ever commercially market any product related to this product.

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

      Two clinical studies conducted independently at Cedars-Sinai Medical Center showed the link between IBS symptoms and pathogenic bacteria and support the rationale for the use of PROBACTRIX as an effective treatment for IBS.

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

      A randomized, double blind pilot study conducted by Tiomny, et. al. in 2003 reported that PROBACTRIX relieved major symptoms of IBS with no side effects. This study involved 20 patients, who were experiencing severe symptoms of diarrhea and constipation with a mean duration of eight years. Eight of the ten patients in the placebo group withdrew from the study due to lack of response. All ten patients in the treatment group completed the study. The treatment group experienced significant improvement in IBS symptom relief with no apparent side effects.

Current Studies

      We  conducted  a  high-dose  safety  trial on  PROBACTRIX  to  verify  the excellent safety results found in prior studies and to support the IND application for prescription drug development. Phase I studies focus on the safety of a drug or biological agent, and are typically conducted in healthy adult volunteers at relatively high doses. This study was completed in the third quarter of 2004. In addition, we have fielded a randomized, multi-center double blind, placebo-controlled, clinical trial in IBS patients to study the effectiveness of PROBACTRIX as a medical food. Sites for this study include Cornell Medical Center in New York City, St. Michael's Hospital in Toronto, Canada, Bikur Cholim Hospital in Jerusalem, Israel, and Sourasky Medical Center in Tel Aviv, Israel.

Veterinary Application

      BioBalance or its predecessors has conducted numerous clinical studies in farm animals to support the use of PROBACTRIX as a veterinary feed additive to replace antibiotics and/or animal growth hormones. BioBalance believes that enough safety and efficacy data accumulated presents an attractive opportunity for licensing to leading animal health companies. Veterinary experts believe that repeated applications of antibiotics often leave animals weak and growth retarded. BioBalance believes that PROBACTRIX has a particularly high safety and efficacy profile in many different animal species. There are already probiotic products used today in the veterinary market but lack well-designed scientific studies. Significantly, PROBACTRIX has been studied for its use in preventing bacterial diarrhea in piglets and as a replacement for gentamycin and Advocin, which are most often used to treat diarrhea in these animals. We cannot provide any assurance that we will ever license a veterinary formulation of Probactrix as a veterinary feed additive.

MANUFACTURING

      During 2005, BioBalance successfully transferred the manufacturing process of PROBACTRIX to Benchmark Biolabs, Inc. for pilot-lab production of clinical trial materials in a state-of-the-art facility located in Lincoln, Nebraska. BioBalance has not yet committed for commercial production of PROBACTRIX, since it will likely rely on a marketing/licensing partner for production. The process for growing E. coli and formulating the bacteria into a probiotic agent is not complicated but requires specialized fermentation facilities maintained and operated under FDA laboratory and good manufacturing procedure ("GMP") requirements as a prescription drug product.


INTELLECTUAL PROPERTY

      BioBalance uses a combination of patents, trademarks and trade secrets to protect its core technology, which is proprietary and protected by 16 filed patents in the U.S., of which 14 have been issued. The patent expiration dates range from 2020 to 2023. It has also filed patent applications covering application of its core technology in Japan, European, Korea, Canada, Australia, Mexico, Brazil, Poland, Russia and New Zealand. BioBalance is also aggressively pursuing additional patent applications relating to its core technology. On
March 1, 2005, it received notification that PROBACTRIX was approved as a registered U.S. trademark.

      BioBalance has also acquired the global patent rights to a combination of two patented Bacillus strains (B. subtilis and B. licheniformis) (NexGen product platform) for $3,850,000 which included a one-time cash payment of $250,000 and one million shares of Common Stock of the Company valued at $3,600,000. See "Bacillus Product" above. BioBalance is also working to obtain rights for other agents showing promise in treating various GI diseases. At December 31, 2004 it was determined that the investment in the NexGen Product Platform was impaired and as a result of the impairment analysis, a total of $1,740,326 was expensed during the fourth quarter. The impairment was determined by an independent valuation firm using a discounted cash flow model. At the time, the impairment was felt necessary due to a number of factors including the acceleration of the Company's efforts to obtain regulatory approval and take other action necessary to market PROBACTRIX as a prescription product, overall limited funding available to the Company to develop the Bacillus product and available management time. At December 31, 2005, the independent valuation firm determined that no additional impairment was warranted. While BioBalance believes that the Bacillus product can ultimately be commercialized, any steps the Company may take in the future in furthermore of such commercialization will continue to be delayed until the above mentioned factors are resolved.

BIOBALANCE EMPLOYEES

      At March 31, 2006, BioBalance had seven employees and outsourced most of its clinical and regulatory needs through the use of part-time or full-time consultants. While BioBalance has no definitive plans with respect to the ultimate size of its workforce or persons who will fill specific positions, BioBalance plans to evaluate its staffing needs relative to research and development, product manufacturing and marketing and finance and administration in light of then current alliances and partnerships and will seek to retain personnel as employees or consultants based on that evaluation.

HOME HEALTH CARE BUSINESS

Overview

      The Company has  decided to sell the home  healthcare  business to a third
party.   The  Company  is  currently   negotiating   with  Revival  Health  Care
("Revival").

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

      Our services are provided principally by our staff of professionals and paraprofessionals (some are bilingual), who provide personal care to patients, and, to a lesser extent, by our staff of skilled nurses. Approximately 99% of our home health revenues in 2005 were attributable to services by our paraprofessional staff.

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

Organization and Operations

      We operate 24 hours a day, seven days a week, to receive referrals and coordinate services with physicians, case managers, patients and their families. Services are provided through one principal office, five branch offices and one recruitment and training office. Each office is typically staffed with an administrator/branch manager, director of nursing, nursing supervisor, home care coordinators, clerical staff and nursing services staff.

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

Referral Sources

      We obtain patients primarily through contracts, referrals from hospitals, community-based healthcare institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of our net revenues in 2005. We generally conduct business with most of our institutional referral sources under one-year contracts that fix the rates and terms of all referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to us and we bill the referral sources for services provided to patients. Approximately 68 such contracts were in effect and active as of December 31, 2005.

      One or more referring institutions have accounted for more than 5% of our net revenues during our last fiscal year, as set forth in the following table:

     Referring Institution                     Percentage of Net Revenues 2005
     ---------------------                     -------------------------------

New York City Medicaid (HRA)                               52.0%
Guildnet Inc.                                               5.8%
Beth Abraham Long Term Home Health Program                  5.6%
Kingsbridge Heights Rehabilitation Center                   5.0%

      Overall, our 10 largest referring institutions accounted for approximately 88.9% of net revenues for 2005.

      "Days Sales Outstanding" ("DSO") is a measure of the average number of days required for the Company to collect accounts receivable, calculated from the date services are billed. For the year ended December 31, 2005 the Company's DSO were 71.

Reimbursement

      We are reimbursed for services, primarily by referring institutions, such as healthcare institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State Medicaid programs constitute our largest reimbursement sources, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of our referring institutions. For 2005, payments from referring institutions that receive direct payments from Medicare and Medicaid, together with direct reimbursement to us from Medicaid, accounted for approximately 99% of net revenues. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 1% of net revenue for 2005.

      The New York State Department of Health, in conjunction with local Departments of Social Services, sets annual reimbursement rates for patients covered by Medicaid. These rates are generally established on a county-by-county basis, using a complex reimbursement formula applied to cost reports filed by providers.

      Third party payers, including Medicaid, Medicare and private insurers, have taken extensive steps to contain or reduce the costs of healthcare. These steps include reduced reimbursement rates, increased utilization review of services and negotiated prospective or discounted pricing and adoption of a competitive bid approach to service contracts. Home-based healthcare, which is generally less costly to third party payers than hospital-based care, has benefited from many of these cost containment measures.

      We negotiate contracts on the basis of services to be provided, in connection with contracts either currently in effect with us or with other agencies. Prevailing market conditions are such that, despite escalating operating expenses, third party payers are negotiating at the same or reduced contract rates are regularly negotiated as a result of internal budget restraints and reductions mandated by managed care contracts between our clients and HMO's and other third party administrators. While we anticipate that this trend is likely to continue for the foreseeable future, we do not expect the impact on the Company to be significant, since we believe our rates are competitive. Accordingly, we expect to be subject to only minor rate reductions. However, as expenditures in the home healthcare market continue to grow, initiatives aimed at reducing the costs of healthcare delivery at non-hospital sites are increasing. A significant change in coverage or a reduction in payment rates by third party payers, particularly by New York State Medicaid, would have a material adverse effect upon our home healthcare business.

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

Sales and Marketing

      The Company's decision to sell the home healthcare business has not altered our sales and marketing efforts. Each administrator/branch manager is responsible for sales activities in the branch office's local market area. We attempt to cultivate strong, long-term relationships with referral sources through high quality service and education of local healthcare personnel about the appropriate role of home healthcare in the clinical management of patients.

Government Regulation

      The  federal  government  and the  State  of New York  where  we  operate, regulate various aspects of our business. Changes in the law or new interpretations of existing laws can have a material adverse effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payers.

      We are licensed by New York State as a home care services agency. New York State law requires approval by the New York State Public Health Council ("Council") of any change in "the controlling person" of an operator of a licensed home care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns controls or holds the power to vote 10% or more of the voting securities of the LHCSA. A person seeking approval as a controlling person of a LHCSA, or of an entity that is the operator of a LHCSA, must file an application for Council approval prior to becoming a controlling person.

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

      Our healthcare operations potentially subject us to the Medicare and Medicaid anti-kickback provisions of the Social Security Act. These provisions are broadly worded and often vague, and the future interpretation of these provisions and their applicability to our operations cannot be fully predicted with certainty. Any such non-compliance or violation could have a material adverse effect on our home healthcare business.

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

      New York also has statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with healthcare providers that, while similar in many respects to the federal legislation, vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties.

      We believe that our operations, in general, comply in all material respects with applicable federal and state anti-kickback laws, and that we will be able to arrange our future business relationships so as to comply with the fraud and abuse provisions.

      Management believes that the trend of federal and state legislation is to subject the home healthcare and nursing services industry to greater regulation and enforcement activity, particularly in connection with third-party reimbursement and arrangements designed to induce or encourage the referral of patients to a particular provider of medical services. We attempt to be responsive to such regulatory climate. However, we are unable to accurately predict the effect, if any, of such increased regulatory or enforcement activities on our future results of operations.

      In addition, we are subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws, and environmental laws (which relate, among other things, to the disposal, transportation and handling of hazardous and infectious wastes). To date, none of these laws and regulations has had a material adverse effect on our home healthcare business or the competitive position of such business or required any material expenditure by us. We cannot assure that we will not be adversely affected by such laws and regulations in the future.

      We cannot accurately predict what additional legislation, if any, may be enacted in the future relating to our business or the healthcare industry, including third-party reimbursement, or what affect any such legislation may have on us.

      We have never been denied any home healthcare license we have sought to obtain. We believe that our home healthcare operations are in material compliance with all applicable state and federal regulations and licensing requirements.

Competition

      The home healthcare market is highly fragmented and significant competitors are often localized in particular geographical markets. Our largest competitors include Premiere Health Services, National Home Health Care Corp., Patient Care, Inc., and Personal Touch Home Care Services, Inc. The home healthcare business is marked by low entry costs so that given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which we presently compete in home healthcare have substantially greater financial and human resources than we do. We also compete with many other small temporary medical staffing agencies.

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

      The United States healthcare industry generally faces a shortage of qualified personnel. Accordingly, we experience intense competition from other companies in recruiting healthcare personnel for our home healthcare operations. Our success to date has depended, to a significant degree, on our ability to recruit and retain qualified healthcare personnel. Most of the registered and licensed nurses and healthcare paraprofessionals who we employ are also registered with, and may accept placements from time to time through, our competitors. We believe we are able to compete successfully for nursing and paraprofessional personnel by aggressive recruitment through newspaper advertisements, work fairs/job fairs, flexible work schedules and competitive compensation arrangements. We cannot assure you, however, that we will be able to continue to attract and retain sufficient qualified personnel. The inability to either attract or retain such qualified personnel would have a material adverse effect on our business.

HOME HEALTH CARE EMPLOYEES

      At March 31, 2006, our home healthcare business had 1672 employees, of whom sixty four are salaried, including one division officer, a controller, seven administrators/branch managers, ten nurses, three accounting staff, sixteen clerical staff and twenty one field staff supervisors. The remaining 1,608 employees are paid on an hourly basis and consist of professional and paraprofessional staff.

None of our home healthcare or BioBalance employees are compensated on an independent contractor basis or represented by a labor union. We believe that our employee relations are good.

Item 1A.  RISK FACTORS

      THE COMPANY OPERATES IN A CHANGING ENVIRONMENT THAT INVOLVES NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT COULD MATERIALLY AND ADVERSELY AFFECT ITS OPERATIONS. THE FOLLOWING HIGHLIGHTS SOME OF THE FACTORS THAT HAVE AFFECTED, AND/OR IN THE FUTURE COULD AFFECT, ITS OPERATIONS.

Risks Relating to the BioBalance Business

      BIOBALANCE IS A DEVELOPMENT STAGE COMPANY, HAS GENERATED NO REVENUES TO DATE AND HAS A LIMITED OPERATING HISTORY UPON WHICH IT MAY BE EVALUATED.

      BioBalance was incorporated in May 2001, has generated no revenues from operations, and has no meaningful assets other than its intellectual property rights and $5,522,088 in available cash at December 31, 2005. BioBalance faces all of the risks inherent in a new business and those risks specifically inherent in the business of developing, testing, obtaining regulatory approvals for, manufacturing, commercializing and selling a new prescription drug product, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that BioBalance will be able to generate revenues or profits from operation of its business or that BioBalance will be able to generate or sustain profitability in the future.

      FAILURE TO SECURE ADDITIONAL FINANCING WOULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE.

      BioBalance will be required to expend substantial amounts of working capital in order to develop, test, obtain the requisite regulatory approvals, manufacture and market its proposed product and establish the necessary relationships to implement its business plan. At December 31, 2005, the Company had available cash in the amount of $5,522,088. For the year ended December 31, 2005, BioBalance's operations where funded entirely from the net proceeds from the sale of equity securities and the proceeds from the sale of the New Jersey home healthcare business in May 2005. For the year ending December 31, 2006 BioBalance anticipates that its business will be entirely dependent on the existing cash, income from the healthcare operations and either on the proceeds from the sale of the remaining home healthcare business and/or the sale of additional securities. We expect existing cash and the income from the healthcare operations will be sufficient to sustain our operations for the next twelve months. If BioBalance fails to obtain additional financing, BioBalance's clinical and regulatory programs would need to be scaled back or cancelled. BioBalance has no firm agreements or arrangements with respect to any such financing and we cannot assure you that any needed funds will be available to BioBalance on acceptable terms or at all. The inability to obtain sufficient funding of BioBalance's operations in the immediate future could cause BioBalance to curtail or cease its operations.

      THE SALE OF OUR NEW YORK HOME HEALTHCARE BUSINESS IS NOT ASSURED.

      We are currently negotiating to sell our remaining home healthcare operations which are located in New York in whole or in part. The agreement will be subject to a number of conditions, including, but not limited to, shareholder and regulatory approval. Even if shareholder approval and regulatory approval of the proposed sale are obtained, there can be no assurance that litigation will not be commenced by a shareholder or other third party seeking to prevent the sale of the remaining home healthcare business. Until the time, if ever, that our New York home healthcare business is sold, we expect to continue to operate the remaining home healthcare business in a normal fashion.

      IF WE DIVEST OUR HOME HEALTHCARE BUSINESS, WE WILL BE A PURELY DEVELOPMENT STAGE COMPANY, HAVING GENERATED NO REVENUES TO DATE AND HAVING MINIMAL OPERATING HISTORY UPON WHICH WE MAY BE EVALUATED.

      To date, the only revenues that have been generated by the Company have been produced by the home healthcare business. BioBalance has generated no revenues from operations or meaningful assets, other than its intellectual property rights and its existing cash. In March 2005 we sold the New Jersey home healthcare business and if we sell our remaining home healthcare business which is located in New York, our only remaining operating business will be BioBalance, which faces all of the risks inherent in a new business and those risks specifically inherent in the business of developing, manufacturing, introducing and selling a new drug or new product to the market with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that BioBalance will be able to generate revenues or profits from operation of its business.

      THE LOSS OF KEY EXECUTIVES OR CONSULTANTS OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD DAMAGE OUR BUSINESS.

      Because of the highly technical nature of our BioBalance business, we depend greatly on attracting and retaining experienced management and highly qualified and trained scientific personnel. Our future success will depend on the continued services of our key scientific and management personnel with whom we have entered into various agreements. The management team of Dennis O'Donnell as the Company's and BioBalance's President and Chief Executive Officer, Dr. Robert Hoerr as VP of Medical and Regulatory Affairs and Dr. Eileen Bostwick as VP of Research and Development. We are also utilizing the services of Dr. Harold Jacob, who serves on our Medical Advisory Board but have not finalized a contract with him. We compete intensely for these professionals with other companies in our industry. If we cannot retain or hire and effectively integrate a sufficient number of qualified scientists and experienced professionals, such inability would have a material adverse effect on our capacity to grow our business and develop our products through the clinical trial process. We do not presently maintain key person insurance for any of BioBalance's key personnel.

      WE COULD BE REQUIRED TO PAY FUNDS TO SATISFY INDEMNITY AND OTHER POSSIBLE CLAIMS BY FORMER EMPLOYEES AND CONSULTANTS.

      In November 2003, a former director of the Company who was an officer of BioBalance resigned and a consulting agreement with a consultant to BioBalance was suspended, and subsequently terminated, as a result of matters related to certain claims made against the former director and the consultant by the U.S. Attorney's office relating to an alleged attempt by these two individuals to manipulate the Company's Common Stock. The Company is obligated, under certain circumstances, to indemnify the former director against liability and to pay for his costs of defending himself from certain legal actions that arose from his activities as a director or officer of the Company. To date, the Company's insurance carrier has advanced funds on behalf of the Company to the former director to cover the expenses of his defense to the government action. Unless it is legally determined that the former director is not entitled to indemnification, the Company will be required to reimburse the insurance carrier for $250,000 of the amount it advanced on behalf of the former director. The Company has accrued the $250,000 on its financial statements as of December 31, 2005.

      BIOBALANCE'S PRODUCTS ARE IN DEVELOPMENT AND MAY NOT SATISFY REGULATORY REQUIREMENTS OR BECOME COMMERCIALLY VIABLE.

      The products that we are currently developing will require additional development, testing, and investment in order to market it as a prescription drug. We cannot be sure that our product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that we will satisfy Good Laboratory Procedures ("GLP"), medical food or prescription drug requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful. We have conducted anecdotal and pre-clinical trials and are conducting an IBS medical food clinical trial for our initial product and have established GRAS (Generally Recognized As Safe) status to date. The results of these pre-clinical and anecdotal trials on products under development are not necessarily predictive of results that will be obtained from large scale clinical testing. We cannot be sure that clinical trials of the products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with drugs of any product developed by BioBalance may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug product under development could delay or prevent regulatory approval, where required, and delay or prevent commercial sale of the product, any of which could have a material adverse effect on BioBalance. We may encounter difficulties in manufacturing, process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals and commercialization of our product, or cause negative financial and competitive consequences. We cannot assure you that PROBACTRIX or any other product will be successfully developed, be developed on a timely basis or prove to be more effective than competing products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of PROBACTRIX or any other product, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on us.

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

      FAILURE TO DEVELOP OR CONTRACT FOR AN ADEQUATE SALES AND MARKETING ORGANIZATION OR PARTNER WITH A LARGER PHARMACEUTICAL COMPANY COULD RESULT IN A LACK OF FUTURE REVENUES.

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

      WE WILL BE REQUIRED TO COMPLY WITH GOOD MANUFACTURING PRACTICES.

      The manufacture of our proposed products will be subject to current Good Manufacturing Practices ("GMP") prescribed by the FDA in the United States. We cannot give assurance that we or any entity manufacturing products on our behalf will be able to comply with GMP or satisfy certain regulatory inspections in connection with the manufacture of our proposed products. Failure or delay by any manufacturer of our products to comply with GMP or similar regulations or satisfy regulatory inspections would have a material adverse effect on us.

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

      WE COULD BE FACED WITH POSSIBLE PRODUCT LIABILITY LOSSES AND ADVERSE PRODUCT PUBLICITY.

      BioBalance, like any other manufacturer of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims and negative publicity in the event that the use of its product results in injury. We face the risk that materials used in the manufacture of the final product may be contaminated with substances that may cause sickness or injury to persons who have used the products, or that sickness or injury to persons may occur if the product distributed by us is ingested in dosages, which exceed the dosage recommended on the product label. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on us. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding any future insurance coverage, could have a material adverse effect on us. Additionally, we are highly dependent upon consumers' perception of the safety and quality of our product as well as similar products distributed by other companies. Thus, the mere publication of reports and negative publicity asserting that such products may be harmful could have a material adverse effect on us, regardless of whether such reports are scientifically supported, regardless of whether the harmful effects would be present at the dosages recommended for such products, and regardless of whether such adverse effects resulted from failure to consume the product as directed.

      INTENSE COMPETITION MAY RESULT IN OUR INABILITY TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

      The pharmaceutical industry is highly competitive. Numerous companies, many of which are significantly larger than us, which have greater financial, personnel, distribution and other resources than us and may be better able to withstand volatile market conditions, will compete with us in the development, manufacture and marketing of probiotics for the treatment of IBS or other GI disorders. There can be no assurance that national or international companies will not seek to enter, or increase their presence in the industry. In addition, large nationally known companies (such as Novartis and GlaxoSmithKline) are in competition with us in this segment, since they have already spent millions of dollars to develop treatments for IBS or other GI disorders. Increased competition could have a material adverse effect on us, as our competitors may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

RISKS RELATING TO THE HOME HEALTHCARE BUSINESS

RECENT RULING REGARDING COMPANIONSHIP SERVICES EXEMPTION MAY IMPACT OUR ABILITY TO PROVIDE HEALTHCARE SERVICES

On July 22, 2004, the federal Second Circuit Court of Appeals issued a ruling concerning the Fair Labor Standards Act on the validity of the "companionship services" exemption from minimum wage and overtime payment requirements to paraprofessional field staff in New York State Home care providers have long relied on this exemption to provide compensation to home care aides and personal care workers with the expectation that there is no obligation for overtime pay. In September 2004, a request for a rehearing was submitted en banc for the full court. On January 13, 2005, the Court rejected the request for a rehearing on the issue. The implication of these changes for paying the overtime expense for the home care industry and the State will be challenges to ensuring patient continuity of care, if agencies can no longer afford to authorize overtime during an outgoing workforce shortage, and the inability of workers to secure the number of hours of work they desire, all of these factors may cause a higher cost per hour serviced thereby less adversely affecting profitability.

The issue was resubmitted and on March 16, 2006, the industry was notified that the Supreme Court granted a writ of certiorari, vacated the judgment and remanded the case to the Second Circuit Court of Appeals to reconsider its decision in light of the memorandum issued by the U.S. Department of Labor on December 1, 2005. In that memo, the DOL states that it considers its regulations allowing the companionship exemption to be used by third party employers to be "authoritative and legally binding".

      WE ARE INDIRECTLY DEPENDENT UPON REIMBURSEMENT BY THIRD-PARTY PAYERS; HEALTHCARE REFORM COULD REDUCE REVENUES.

      More than 40% of our revenues are paid by Certified Home Health Agencies and Long-Term Home Health Care Programs, as well as other clients who receive their payments from "third- party payers," such as private insurance companies, self-insured employers and HMOs. Our revenues and profitability, like those of other home healthcare companies, are affected by the continuing efforts of third-party payers to contain or reduce the costs of healthcare by lowering reimbursement or payment rates, increasing case management review of services and negotiating reduced contract pricing. Because home care is generally less costly than hospital-based care, home nursing and home care providers have benefited from cost containment initiatives aimed at reducing the costs of medical care. However, as expenditures in the home healthcare market continue to grow, cost containment initiatives aimed at reducing the costs of delivering services at non-hospital sites are likely to increase. A significant reduction in coverage or payment rates of public or private third-party payers would reduce New York Health Care's revenues and profit margins. While we are not aware of any substantive changes in the Medicare or Medicaid reimbursement systems for home healthcare which are about to be implemented, revised budget plans of New York State or the federal government could result in limitation or reduction in the reimbursement of home care costs and in the imposition of limitations on the provision of services which will be reimbursed. Moreover, third party payers, particularly private insurance companies, may negotiate fee discounts and reimbursement caps for services we provide.

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

      PROFESSIONAL LIABILITY INSURANCE MAY BECOME INADEQUATE, UNAVAILABLE OR TOO COSTLY.

      The administration of home care and the provision of nursing services entail certain liability risks. We maintain professional liability insurance coverage with limits of $1,000,000 per claim and $3,000,000 annual aggregate, with an umbrella policy providing an additional $5,000,000 of coverage. Although we believe that the insurance we maintain is sufficient for present operations, professional liability insurance is increasingly expensive and sometimes difficult to obtain. A successful claim against us in excess of, or not covered by, our insurance could adversely affect our business and financial condition. Claims against us, regardless of their merit or eventual outcome, could also adversely affect our reputation and home healthcare business.

      CHANGES IN FEDERAL AND STATE REGULATION COULD INCREASE COSTS AND REDUCE REVENUES.

      Our home healthcare business is subject to substantial regulation at the state level and also under the federal Medicare and Medicaid laws. In particular, we are subject to state laws regulating home care, nursing services, health planning and professional ethics, as well as state and federal laws regarding fraud and abuse in government funded health programs. Changes in the law or new interpretations for existing laws can increase the relative costs of doing business and reduce the amount of reimbursement by government and private third-party payers. Although we have not experienced any difficulties to date complying with applicable laws, rules or regulations, our failure to obtain, renew or maintain any required regulatory approvals or licenses could have a material adverse effect on us and could prevent us from offering our existing services to patients or from further expansion. Pending legislation in the State of New York could substantially impact the conduct of our home healthcare business and potentially adversely affect the cost of operations and available reimbursement. Under the pending legislation in New York, certain reporting requirements, as well as caps on permissible administrative expenses, would be imposed. If the pending legislation becomes law in its current form, costs of operations of our home healthcare business in New York are likely to increase.

      INTENSE COMPETITION COULD RESULT IN LOSS OF CLIENTS, LOSS OF PERSONNEL, REDUCED REVENUES AND INABILITY TO OPERATE PROFITABLY.

      The home healthcare industry is marked by low entry costs and is highly fragmented and competitive. We compete for personnel with hospitals and nursing homes, and we also compete for both personnel and business with other companies that provide home healthcare services, most of which are large established companies with significantly greater resources, access to capital and greater name recognition than we have. Our principal business competitors include Premiere Health Services, National Home Health Care Corp., Patient Care, Inc., and Personal Touch Home Care Services, Inc. We also compete with many other small temporary medical staffing agencies. Competition for qualified paraprofessional personnel in the New York Metropolitan area is intense. We believe that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future.

      DEPENDENCE  ON  MAJOR  CUSTOMERS  AND  REFERRAL   SOURCES  MAY  RESULT  IN
SUBSTANTIAL DECLINES IN REVENUES IF CUSTOMERS ARE LOST.

      The development and growth of our home care and nursing businesses depends to a significant extent on our ability to establish close working relationships with hospitals, clinics, nursing homes, physician groups, HMO's, governmental healthcare agencies and other healthcare providers. Many of our contractual arrangements with customers are renewable annually. Existing relationships may not be successfully maintained and additional relationships may not be successfully developed and maintained in existing and future markets. Our 10 largest customers accounted for approximately 88.9% of gross revenues during the year ended December 31, 2005. One referral source, New York City Medicaid, was responsible for approximately 52.0% of our gross revenues for the year ended December 31, 2005. The loss of, or a significant reduction in, referrals by these sources, as well as certain other key sources, would have a material adverse effect on results of operations of our home healthcare business.

RISKS RELATING TO OUR COMMON STOCK

      POSSIBLE VOLATILITY OF COMMON STOCK MAY RESULT IN LOSSES TO SHAREHOLDERS.

      The trading price of our Common Stock has been subject to significant fluctuations and there is a limited market for our Common Stock. Over the last 12 months, the price of our Common Stock has ranged from a high of $1.25 to a low of $0.51. The price of our Common Stock is likely to continue to be affected by various factors, including but not limited to the results of our development efforts of PROBACTRIX and other products, variations in quarterly results of operations, announcements of new contracts or services or acquisitions by us or our competitors, governmental regulatory action, general trends in the industry and other factors, such as extreme price and volume fluctuations which have been experienced by the securities markets from time to time in recent years.

      OUR DELISTING FROM NASDAQ DUE TO OUR FAILURE TO SATISFY NASDAQ LISTING STANDARDS AND OUR STOCK BEING SUBJECT TO THE "PENNY STOCK" RULES HAS RESULTED IN REDUCED LIQUIDITY AND LOWER STOCK PRICE.

      Our Common Stock was delisted from the Nasdaq SmallCap market in April 2004 and was listed for trading in the OTC "pink sheets. As of September 22, 2005, our Common Stock has been listed for trading on the Nasdaq Bulletin Board which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). As a result, the liquidity of our Common Stock is impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media's coverage and lower prices for our Common Stock than might otherwise be attained. There is currently a very limited volume of trading in our Common Stock and on many days there is no trading activity at all in our Common Stock. Moreover, because of the limited volume of trading, our Common Stock is more likely to fluctuate due to broad market fluctuations, general market conditions, fluctuations in our operating results, future securities offering by us, changes in the market's perception of our business, announcements made by us or our competitors and general industry conditions. Our Common Stock may not be accepted for a listing on an automated quotation system or securities exchange.

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

      ISSUANCE OF PREFERRED STOCK COULD REDUCE THE VALUE OF COMMON STOCK AND COULD HAVE ANTI-TAKEOVER EFFECTS.

      We are authorized by our certificate of incorporation to issue up to 5,000,000 shares of preferred stock, on terms which may be fixed by our board of directors without further shareholder action. There are now no shares of preferred stock issued and outstanding. The terms of any new series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Common Stock. The issuance of an additional series of preferred stock, depending upon the rights and preferences of such series, could make the possible takeover of our company or the removal of our management more difficult, discourage hostile bids for control of our company in which shareholders may receive premiums for their shares of Common Stock, or otherwise dilute the rights of holders of Common Stock and the market price of the Common Stock.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.   DESCRIPTION OF PROPERTIES

      All of our executive and branch offices are located in facilities leased from unaffiliated persons.

      Our corporate headquarters is located in a building containing approximately 6,000 square feet located in Brooklyn, New York under a lease expiring in 2010, at a monthly rental of approximately $7,000 subject to annual increases and rent escalations based on increases in real estate taxes. Our home healthcare business is administered from our corporate headquarters and 6 branch and recruitment offices located in New York (six offices) under month to month tenancies and term leases expiring from June 2005 through April 2010 at annual rentals ranging from approximately $14,000 to $55,000 and additional rent based upon increases in real estate taxes and other cost escalations. The six leases with respect to our New Jersey offices were assumed by Accredited Health in connection with the closing of the sale of the NJ Business to Accredited.

      BioBalance's executive office is located at 363 Seventh Avenue, 13th Floor, New York, New York 1001 under a lease expiring in May 2006 at a monthly rental of approximately $6,600. BioBalance intends to relocate to similar office space in New York at the expiration of this lease at market terms.

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

On March 30, 2006 the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murray Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc., Supreme Court of State of New York County of Nassau, (Index No. 5125/06). The lawsuit alleges that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claims such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleges that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman.

      The lawsuit seeks, among other things, (i) injunction relief preventing consummation of the Emerald Settlement Agreement and/or rescission rights, (ii) removal of the Directors, (iii) compensatory damages and (iv) attorneys fees.

      At this time, the Company cannot give an opinion as to the outcome of this lawsuit, however, the Commpany denies any wrongdoing on its part or its Directors and intends to vigorously defend the suit.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market until April 6, 2004. From April 6, 2004, until September 22, 2005, our Common Stock has been trading over-the-counter on the Pink Sheets. On September 22, 2005, our Common Stock was listed for trading on the Bulletin Board. Our Common Stock was also listed on the Boston Stock Exchange ("BSE") until March 5, 2005, when our voluntary delisting application was granted, although no trades of our Common Stock had been executed on the BSE for at least two years prior to our making the voluntary application to delist from the BSE. The following table sets forth, for the quarters indicated, the high and low sales prices for our Common Stock on the NASDAQ SmallCap Market or the Pink Sheets or the Bulletin Board as applicable.


Fiscal 2005                High             Low
-----------                ----             ---

First Quarter               1.12            0.51
Second Quarter              1.07            0.75
Third Quarter               1.25            0.70
Fourth Quarter              1.00            0.67

Fiscal 2004                High             Low
-----------                ----             ---

First Quarter               3.95            2.99
Second Quarter              1.22            0.60
Third Quarter               0.82            0.50
Fourth Quarter              0.67            0.46

Holders

      At April 4, 2006, we had approximately 238 holders of record and 1,433 beneficial holders of our Common Stock.

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

Item 6:   SELECTED FINANCIAL DATA

              NEW YORK HEALTH CARE HISTORICAL FINANCIAL INFORMATION

                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,

                                                                                                                Period May 21, 2001
                                                                                                                (Inception) Through
                                             2005               2004              2003             2002            December 2001
                                         -----------        -----------       -----------      -----------      -------------------
Total Revenues                           $44,722,823        $42,286,444       $38,569,627               --                       --
Net Loss                                  (6,321,662)        (6,071,685)      (22,052,170)      (1,399,057)                 452,169
Basic and diluted loss per share
   Basic loss per share                        (0.20)             (0.24)            (0.91)           (0.07)                   (0.03)
   Diluted loss per share                      (0.20)             (0.24)            (0.91)           (0.07)                   (0.03)
Current assets                            13,468,664         12,168,812        14,543,209        3,051,720                  906,926
Total assets                              17,289,077         16,503,195        21,628,968        5,259,449                2,918,836
Current liabilities                       15,605,424         13,918,937        12,607,203          349,182                  117,070
Long-term liabilities, net of
current portion                                   --                 --                --               --                       --
Shareholders Equity                        1,683,653          2,584,258         9,021,765        4,910,267                2,801,766
Book value per share                            0.05               0.10              0.36             0.23                     0.16

Dividends per share                               --                 --                --               --                       --

Shares used in computing loss
per common share:
              Basic                       31,895,833         24,939,776        24,283,907     20,562,131                 17,574,891
              Diluted                     31,895,833         24,939,776        24,283,907     20,562,131                 17,574,891

Results of Operations - Year Ended December 31, 2005 Compared with Years Ended December 31, 2004 and 2003

Overview

      The Company operates in two industry segments; the home health care business, which business has a 20-year operating history, and the specialty pharmaceutical business of BioBalance, which commenced in 2001 and is still in its development stage. All numerical amounts and percentages in the following discussion are approximate.

      See  Company  Developments  in  Note  1  to  the  consolidated   financial
statements for a description of the Company's agreement to sell the NJ Business to Accredited.

      Prior reports of the Company filed with the SEC remain available on the SEC website at http://www.sec.gov.

Results of Operations

      During the years 2005, 2004 and 2003 the BioBalance segment had no revenues as it is a developmental stage company with no sales.

      Revenues in 2005 increased to $44,723,000 from $42,286,000 in 2004. There was an increase in the sales volume of the New York operations during 2005. The revenue in 2004 showed an increase from $38,570,000 in 2003 again because of the higher sales volume in the New York operations.

      Cost of professional care of patients increased in 2005 to $37,080,000 from $34,781,000 in 2004 as a result of the combined increase in New York operations and the decrease in New Jersey operations.

      The cost of professional care of patients increased in 2004 to $34,781,000 from $31,864,000 in 2003 because of the increase in sales of the New York operations.

      Selling, general and administrative expenses (SG&A) increased to $13,012,000 in 2005 as compared to $10,027,000 in 2004. The increase in cost is due to termination agreements with two former officers and settlement agreements with two former consultants.

      Selling, general and administrative expenses (SG&A) increased to $10,027,000 in 2004 as compared to $9,142,000 in 2003. The increase in cost was due the company Incurring significant legal and accounting costs associated with the indictment of one of its former directors.

      This cost for product development increased from approximately $1,241,000 in 2004 to $2,802,000 in 2005. This was due to increased work on the IND filing for Probactrix. The cost for product development of approximately $1,426,000 increased from $1,241,000 in 2003 due to the work required to file the Company's initial IND for Probactrix.

      The net loss for 2005 increased to $6,322,000 from a net loss of $6,072,000 in 2004. The year 2005 included a higher non-cash compensation cost offset by the impairment of intangible assets cost reported in 2004.

      The net loss of $6,072,000 in 2004 decreased from the net loss of $22,052,000 for the year 2003. The year 2003 included the non-cash impairment charge for Goodwill of $17,869,000 resulting from the merger of New York Health Care, Inc. and BioBalance in 2003.

Recently Issued Accounting Pronouncements

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

Liquidity and Capital Resources

      The sources of liquidity and capital resources for the home healthcare segment are internally generated funds, cash on hand and amounts available under a $4,000,000 revolving credit facility with G.E. Capital Health Care Services relating exclusively to the home healthcare segment. Currently there is no outstanding indebtedness under this facility.

      Loans under this revolving credit loan facility, which expires in November 2006, may be used only for working capital of the Company's home healthcare business and other costs arising in the ordinary course of that business. The Company's obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company's home healthcare business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of "qualified accounts receivable" of the Company's home healthcare business and there are no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentages formula based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors percentage formula results in 97% of qualified accounts receivable being part of the borrowing base. Accordingly, at December 31, 2005 the amount available for borrowing under this facility was $4,000,000. The agreement contains various restrictive covenants, which amongst other things, require that the Company maintain a minimum tangible net worth greater than $500,000. The Company utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

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

      In addition, on April 11, 2005, the Company's loan agreement was modified to permit the sale of the NJ Business to Accredited Health and to remove the lender's lien with respect to the assets of the NJ Business. As a result of this requirement modification, no loans under the agreement will be made until the minimum tangible net worth has been amended to the lender's satisfaction.

      The principal amount of loans borrowed under this facility bear interest at a variable annual rate equal to the prime rate charged from time to time by CitiBank, N.A. plus 1.5% (currently, 8.5% per annum) and the loan agreement creating this facility provides for monthly payments of interest on the outstanding loan balance on the basis of the actual number of days elapsed over a year of 360 days. . The line of credit will continue to be capped at $0 until the collateral group from the lender conducts an updated collateral audit.

Contractual Obligations and Commitments

      Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2005.


                                                   Payments due by period
                                  --------------------------------------------------------
                                       Less than                            More than
Contractual Obligations            Total        1 year    1-3 years    3-5 years   5 years
------------------------          --------     --------   ---------    ---------   -------
Long-term debt obligations        $     --     $     --   $      --    $      --   $    --
Capital lease obligations               --           --          --           --        --
Operating lease
 obligations*                      677,000      252,000     266,000      159,000        --
Purchase obligations                    --           --          --           --        --
                                  --------     --------   ---------    ---------   -------
      Total                       $677,000     $252,000   $ 266,000    $ 159,000   $    --
                                  ========     ========   =========    =========   =======

* These leases generally contain provisions allowing rental obligations to be accelerated upon default in the payment of rent or the performance of other lease obligations. These leases generally contain provisions for additional rent based upon increases in real estate taxes and other cost escalations. The leases associated with the NJ Business were assumed by Accredited Health in connection with the closing of the sale of the NJ Business to Accredited Health.

**BioBalance will be moving to a new office space when its lease expires at the end of May 2006. BioBalance is currently looking for new office space.

      Net cash used in operating activities of continuing operations for the year 2005 was $3,713,831, as compared to net cash used of $5,174,126 in 2004. The change in net cash used in operating activities from 2005 to 2004, after taking into effect the discontinued operations, is due mainly to 2004 including an impairment of intangible assets of $1,740,326. The relocation is due to related parties and decrease in accounts receivable. These items are offset by an increase in noncash compensation.

      The net cash used by operating activities of continuing operations for 2004 of $5,174,126 as compared to net cash provided by operating activities of continuing operations of $105,888 in 2003 is mainly the result of the merger in 2003.

      Net cash provided by investing activities for the year 2005 totaled $2,758,132 as compared to net cash used in 2004 of $77,805. The increase in 2005 is due to cash acquired from the sale of the certain assets of the NJ operations.

      Net cash used in investing activities for the year 2004 totaled $77,805 as compared to net cash provided from investing activities in 2003 of $3,175,321. 2003 was higher due mainly to the cash acquired from the acquisition of the BioBalance subsidiary.

      Net cash provided by financing activities for the year ended December 31, 2005 was $4,197,396. There was no net cash provided by financing activities for the year ended December 31, 2004. The net cash provided in 2005 came from the private placement in February 2005.

      Net cash provided by financing activities for the year ended December 31, 2003 totaled approximately $1,303,928. The net cash provided by financing activities came from the merger with BioBalance in January 2003.

      As of December 31, 2005, approximately $7,237,000 (approximately 41.8%) of the company's total assets consisted of accounts receivable from customers as compared to approximately $8,656,000 (approximately 52.4%) in 2004.

      Days Sales Outstanding ("DSO") is a measure of the average number of days to collect its account receivables, calculated from the date services are billed. For the years ended December 31, 2005, December 31, 2004 and 2003, the DSO's were 71, 74 and 62, respectively.

      See Note 3 in the financial statements for information on the discontinued operations.

BioBalance Segment

      As of December 31, 2005, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

      As of December 31, 2005, BioBalance had cash available in the amount of $799,000. On February 24, 2005 the Company consummated a private placement of equity securities generating gross proceeds of approximately $4,900,000. The net funds for the offering were used exclusively by BioBalance primarily for the development of its proposed products, to repay to the Company a loan in the amount of $1,717,969 and pay accrued expenses and accounts payable in the amount of $782,995 BioBalance estimates that its capital requirements for 2006 will be approximately $6,000,000, which it plans to fund with existing cash from the Company, income from the healthcare operations, the proceeds from sale of the healthcare business and/or via the sale of equity, debt or convertible securities of the Company. We believe that our current capital will sustain BioBalance's operations for twelve months.

      BioBalance has incurred product development costs excluding non-cash compensation of $2,802,091 for the twelve months ended December 31, 2005. The majority of these costs were for manufacturing clinical supplies, conducting clinical studies to assess the safety and efficacy of PROBACTRIX and the costs for developing information to respond to the FDA's questions in regard to the Company's IND filing for PROBACTRIX.

      BioBalance is pursuing accelerated regulatory approval of PROBACTRIX as a prescription drug for and has received approval of its Investigational New Drug ("IND") application with the U.S. Food and Drug Administration ("FDA"). Pouchitis is a non-specific inflammation of the "pouch" or ileal reservoir, which usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Symptoms of pouchitis include steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are currently no approved treatments for pouchitis. BioBalance also will seek orphan drug designation for this indication. "Orphan drug" refers to a product that treats a rare disease affecting less than a specified number of persons (200,000 in the U.S.). The orphan drug regulatory strategy provides a significantly shorter approval process and less costly clinical studies. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage. BioBalance submitted the IND to the FDA at year-end 2004. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within 30 days. Comments on the IND were received on March 4, 2005. BioBalance after additional work provided a response to the FDA on December 15, 2005. The FDA responded to our submission on January13, 2006, and the Company has provided its response to the FDA's response on February 22, 2006. The FDA then took the IND off clinical hold on March 24, 2006, which will allow the Company to proceed with its Phase II clinical trials.

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

Lease Commitments

      As of December 31, 2005, the Company had total outstanding commitments on non-cancelable operating leases for office space of approximately $677,000. Remaining terms on the Company's existing operating leases range from June 2005 through March 2010. All of the leases relating to offices located in New Jersey were assumed by the buyer Accredited Health Care.

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

Long-Lived Assets

      We evaluate long-lived assets, such as intangible assets other than goodwill, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets. When impairment exists, the related assets are written down to fair value.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company, together with the independent Registered Public Accounting Firms' report thereon of Weiser LLP, for the year ended December 31, 2005, 2004 and 2003. See Index to Financial Statements.

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

Item 9B.  OTHER INFORMATION:

Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Company are as follows:

 Name                         Age        Position
 ----                         ---        --------

Dennis M. O'Donnell           50         Director, Chief Executive Officer,
                                         and President & CEO of BioBalance

James Forbes                  59         Chief Financial Officer

Murry Englard                 58         Director

Michael Nafash                45         Director

Stuart Ehrlich                47         Director

      Dennis O'Donnell has been a director of the Company since January 2004, Chief Operating Officer of the Company's BioBalance subsidiary since May 2003 and President of BioBalance since November 2003 and on February 24, 2005, he became the Company's Chief Executive Officer. Mr. O'Donnell has more than 25 years of general management, marketing and business development experience in the pharmaceutical, consumer healthcare and nutritional industries, principally with Wyeth (formerly American Home Products) from 1983 to 2002, including as manager of the Wyeth's Respiratory and GI/Topicals Divisions from 1994 to 1996; Senior Vice President of Global Business Development & Strategic Planning for Wyeth's OTC Drug Division from 1996 to 1998 (where he identified drugs, devices and medical foods for potential acquisition); and Executive Vice President and General Manager of Wyeth's Solgar division, a manufacturer of premium dietary supplements, probiotics and specialty nutritional products. From February 2002 to April 2003, he was a consultant to the pharmaceutical and consumer healthcare industries. Mr. O'Donnell is a registered pharmacist, with a B.S. in Pharmacy from St. John's University and an MBA in Marketing & Finance from New York University's Stern School of Business.

Stuart Ehrlich has been a director of the Company since August 31, 2005. Mr. Ehrlich has been a consultant to various companies since November 2004 including working with AEG (Anschultz Entertainment Group), in helping them craft and build a wireless phone-based SMS messaging platform and marketing strategy for sports, entertainment and Real Estate Properties. From May 2001 to October 2004 he was employed as the Executive Vice President of Datawind Technologies, a wireless Internet company based in Canada. From May 1997 to October 2001 he was a founding member of w-Technologies Inc., a software application company. From February 1991 to May 1997 he served as corporate counsel for The Conway
Organization. Mr. Ehrlich received his Juris Doctor degree from Boston University Law School.

Murry Englard has been a director of the Company since August 31, 2005. Mr. Englard has been a partner of the accounting firm Harlib, Grossman & Englard, CPA since January 1996. He was managing partner of Englard & Company, CPA, P.C. from January 1992 until December 1995 and a partner at Englard & Company CPA from January 1985 until December 1991. He was a Senior Accountant at Lawrence Heimowitz & Company, CPA, P.C. from 1980 through 1984. Mr. Englard is a certified public accountant.

Michael Nafash has been a director of the Company since August 31, 2005. Mr. Nafash has been the Chief Financial Officer of Interactive Marketing Group, Inc., a full service marketing company, since February 2001. Since July 2003 he has been a member of Antioch Equities, LLC, a management company that owns and operates 10 Dunkin Donuts locations in New York and New Jersey. From September 1996 to May 2000 he was Chief Financial Officer at Mark Solution, Inc., a company specializing in the manufacture of modular steel prison cells and the development and deployment of Picture Archiving and Communications systems. From June 1991 to April 1996 he was Chief Financial Officer for Puretech
International, Inc., a specialty plastics manufacturer. Mr. Nafash is a Certified Public Accountant.

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

Audit Committee

      The Board of Directors has a standing Audit Committee. The members of the Audit Committee are Murry Englard and Michael Nafash. Murry Englard serves as Chairman of the Audit Committee and as the Audit Committee financial expert. The Board has determined that each member of the Audit Committee, including the Company's audit committee expert, is "independent," as that term is defined in the applicable SEC rules and would also be independent under NASD Marketplace rules.

Section 16(a) Compliance Reporting

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers and holders of more than 10% of the Company's common stock to file reports with the SEC about their ownership of common stock and other securities of the Company. These persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to identify anyone who filed a required report late during 2005.

      Based solely on our review of forms we received and written representations from reporting persons stating that they were not required to file these forms, the Company believes, that during 2005, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

      The Company has adopted a Code of Ethics for Senior Financial Officers which applies to the Company's Chief Executive Officer and Chief Financial and Principal Accounting Officer. A copy of this Code was filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2003.

Item 11.  EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal years ended December 31, 2003, 2004 and 2005, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those fiscal years, to the Company's Chief Executive Officer and to each of the three other most highly compensated executive officers of the Company and its BioBalance subsidiary, whose total salary and bonuses for the fiscal year 2005, in all capacities in which served, was $100,000 or more (collectively, the "Named Executive Officers"):


                                      ANNUAL
                                   COMPENSATION
                                ------------------
     NAME AND          YEAR     SALARY    BONUS      OTHER ANNUAL         SECURITIES
    PRINCIPAL                     ($)       ($)      COMPENSATION         UNDERLYING
     POSITION                                            ($)             OPTIONS/SARS      ALL OTHER COMPENSATION ($)
                    ------------------------------------------------------------------------------------------------

 Dennis O'Donnell      2005     $225,000  $90,000     $22,270(1)        100,000 Shares                 $0
(5) President and      2004     $200,000  $66,667     $20,321(1)        150,000 Shares                 $0
 Chief Executive       2003     $126,923     $0       $12,198(1)        200,000 Shares                 $0
     Officer
-------------------

James Forbes(2)        2005     $53,800      $0           $0                25,000                     $0
Chief Financial        2004        $0        $0           $0                  $0                       $0
Officer                2003        $0        $0           $0                  $0                       $0
-------------------

Jerry Braun (3)        2005     $276,231  $250,000    $33,623(3)             -0-                  $1,318,000
President and          2004     $341,026  $276,325    $49,823(3)        200,000 Shares            $  634,789(5)
Chief Executive        2003     $333,872   $35,000    $44,085(3)        240,000 Shares            $  412,500(5)
Officer
-------------------

 Jacob Rosenberg       2005     $211,751  $250,000    $33,623(4)             -0-                  $1,178,579
    (4) Chief          2004     $288,560  $271,340    $47,862(4)        200,000 Shares            $  535,737(5)
    Operating          2003     $257,557  $ 30,000    $46,447(4)        240,000 Shares            $  337,500(5)
   Officer and
 Chief Financial
-------------------

(1) Dennis O'Donnell became President of BioBalance on November 26, 2003. On February 24, 2005, he became the Company's Chief Executive Officer. Includes $ 22,270, $20,321 and $12,198 of medical insurance premiums paid on behalf of such individual for the fiscal years 2005, 2004 and 2003, respectively.

(2) Mr. Forbes became Chief Financial Officer on June 6, 2005. Mr. Forbes has been on an unpaid leave of absence from the Company due to an illness since November 1, 2005.

(3) Mr. Braun resigned his position as Chief Executive Officer on February 24, 2005 and remained an officer of the healthcare division until his resignation from the Company on August 4, 2005. Includes $ 28,727, $35,518 and $31,081 of medical insurance premiums paid on behalf of such individual for the fiscal years 2005, 2004 and 2003, respectively, $4,896, $4,305 and $3,004 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for the fiscal years 2005, 2004 and 2003 and $10,000 in expense allowance for the fiscal years ended 2005, 2004 and 2003. Includes a severance payment in 2005 in the amount of $ 1,200,000 and $118,000 in legal fees related to indemnification granted by the board in 2005.

(4) Mr. Rosenberg resigned his position as Chief Executive Officer on February 24, 2005 and remained an officer of the healthcare division until his resignation from the Company on August 4, 2005. Includes $28,727, $35,518 and $31,081 of medical insurance premiums paid on behalf of such individual for the fiscal years 2005, 2004 and 2003, respectively, $4,896, $2,344 and $5,366 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the fiscal years 2005, 2004 and 2003 and $10,000 in expense allowance for the fiscal years ended 2004 and 2003. Includes a severance payment in 2005 in the amount of $ 1,050,000 and a payment. (5) Change in control payment. This change in control took place with the merging of the Company and BioBalance on January 2, 2003.and $121,529 in legal fees related to indemnification granted by the board in 2005.

Option/SAR Grants in 2005

The following table provides certain information with respect to stock options granted to the Named Executive Officers in 2005.


                                      Individual Grants
------------------------------------------------------------------------------------------------------
                                Number of          % of Total
                                Securities        Options/SARs
                                Underlying         Granted to
                               Options/SARs       Employees in     Exercise Price                          Grant Date Present
         Name                    Granted         Fiscal Year (1)   Per Share ($/sh)    Expiration Date          Value (2)
-----------------------------------------------------------------------------------------------------------------------------
Dennis O'Donnell                 100,000              8.2%                0.50             5/5/2015              $54,300
James Forbes                      25,000              2.0%                0.84             6/5/2015              $14,138
Jerry Braun (3)                  500,000             40.8%                2.13            2/23/2015             $248,940
Jacob Rosenberg (3)              500,000             40.8%                2.13            2/23/2015             $248,940

(1) Based on the total number of options granted to employees of the Company in 2005, including the Named Officers.

(2) Estimated fair value of each option grant on the date of grant was determined by use of the Black-Scholes option pricing model.

(3) In accordance with the Termination Agreement Messrs Braun and Rosenberg were terminated on August 4, 2005, and these options were returned to the Company on that date.

Stock Option Exercises and Year End Values

The following table sets forth, for the Named Executive Officers, the number of shares covered by stock options as of December 31, 2005, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2005. No options were exercised by the Named Officers in 2005.


                                            Number of Securities
                                            Underlying Unexercised           Value of Unexercised In-
                    Shares                  Options/SARs at                  the-Money Options/SARs at
                   Acquired       Value     Fiscal Year-End                      Fiscal Year-End
      Name        on Exercise   Realized    Exercisable/Unexercisable        Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------
Dennis O'Donnell   458,064                            458,064                      $     63,750

James Forbes        25,000                             25,000                      $         --

      Compensation of Directors

      Directors who are employees of the Company or its BioBalance subsidiary do not receive any additional compensation for their services as directors. Each non-employee director of the Company is paid a fee of $1,000 per month. The
Company also reimburses each director $700 for attendance at all committee meetings and for all expenses of attending board and committee meetings.

      No additional compensation of any nature is paid to employee directors.

      The Company also issues common stock purchase warrants to non-employee directors from time to time in recognition of their services.

Employment Agreements of the Named Executive Officers; Change in Control Arrangements

      The Company entered into amended employment agreements with Messrs. Dennis O'Donnell and James Forbes for employment terms that expire on May 5, 2006 and December 31, 2006 respectively.

      Mr. O'Donnell has a three-year employment agreement expiring on May 5, 2006. Mr. O'Donnell received a ten-year option to purchase 200,000 shares of the Company's common stock under the Company's existing stock option plan at an exercise price of $2.48. Mr. O'Donnell is entitled to bonus payments upon the satisfaction of specified financial performance criteria, certain lump-sum payments upon the occurrence of certain change of control events, and insurance and other benefits. In September 2004, Mr. O'Donnell received 50,000 ten-year options under his employment agreement and an additional 50,000 ten-year options as a bonus, with an exercise price of $0.50. In 2004, Mr. O'Donnell was awarded a bonus of $66,667 in accordance with the term in his contract. This amount was accrued on the books at December 31, 2004. On May 5, 2005, Mr. O'Donnell was awarded 100,000 options at an exercise price of $0.80 and paid a cash bonus in the amount of $90,000 in accordance with the terms of his employment contract.

      Mr. Forbes is party to a one year employment agreement for the year 2006. Under the agreement Mr. Forbes is to be the Company's Chief Financial officer and is paid on an hourly basis for the hours worked. The hourly rate for 2006 is set at $1500 per day of at the rate of $200 per hour for any time less than a full day. Mr. Forbes is currently on a leave of absence from the Company due to an illness.

Savings and Equity Compensation Plans

401(k) Plan

      The Company maintains an Internal Revenue Code Section 401(k) salary deferral savings plan (the "Plan") for all of its eligible New York home healthcare division employees who have been employed for at least one year and are at least 21 years old (effective July 1, 1996, field staff employees at the Company's Orange County branch office in Newburgh, New York ceased being eligible to participate in the Plan). Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the Plan, the Company may make matching contributions on behalf of the pre-tax contributions made by participants.

Equity Compensation Plans

      The following table summarizes with respect to options and warrants under the Company's equity compensation plans at December 31, 2005:


                            Number of
                        securities to be                            Number of securities
                           issued upon       Weighted-average     remaining available for
                           exercise of       exercise price of     future issuance under
                           outstanding          outstanding      equity compensation plans
                       options, warrants     options, warrants     (excluding securities
    Plan category          and rights           and rights        reflected in column (a))
    -------------          ----------           ----------        -----------------------
Equity compensation
plans approved by
security holders(1)         2,179,795              $0.98                 6,931,167

Equity compensation
plans not approved
by security
holders(2)                  5,726,993              $0.78                     --
        Total               7,906,778

(1) Represents shares of the Company's common stock issuable pursuant to the Company's Performance Incentive Plan, as amended (the "Option Plan") and the Company's 2004 Incentive Plan (the "2004 Plan"). The Company's board of directors and stockholders approved and adopted the Option Plan in March 1996 and approved the Company's 2004 Incentive Plan on August 31, 2005. The Company's stockholders approved amendments to the Option Plan (previously adopted by the board of directors) in 1998, 1999, 2000 and 2002. Under the terms of the amended Option Plan, as amended, up to 4,712,500 shares of common stock may be granted at December 31, 2005. The Company's board of directors and stockholders approved and adopted the 2004 Incentive Option Plan. The Option Plan is administered by the standing compensation committee (the "Committee") of the board of directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option. Options become exercisable in whole or in part from time to time as determined by the Committee, but in no event may a stock option be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior to the end of the period. Stock options have a maximum term of 10 years from the date of grant, except that the maximum term of an incentive stock options granted to an employee who, at the date of grant, is a holder of more than 10% of the outstanding common stock (a "10% holder") may not exceed five years from the date of the grant. The exercise price of an incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value per share of the common stock at the date of grant, except that the exercise price of an incentive stock options granted to a 10% holder may not be less than 110% of the fair market value. The exercise price of options must be paid in full on the date of exercise and is payable in cash or in shares of Common Stock having a fair market value on the exercise date.

(2) Includes 80,834 shares of common stock issuable upon exercise of warrants granted to non-employee directors at exercise prices not less than 100% of the fair market value per share of the common stock at the respective dates of grant and generally expiring three to 10 years from the date of grant and 321,452 shares of common stock issuable upon exercise of non-plan options and warrants issued by the Company in exchange for non-plan options and warrants issued by BioBalance in connection with the Company's acquisition of BioBalance.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of February 28, 2006, by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock,(ii) each Named Executive Officer, (iii) each of the Company's directors and (iv) all officers and directors as a group:

                                                Shares           Percentage
      Name and Address of                       Beneficially     of Stock
      Beneficial Owner (1)                      Owned(l)         Outstanding(l)
      ----------------                          --------         --------------

      Dennis O'Donnell (2)                        527,368              1.56%

      James Forbes (3)                             25,000                 *

      Murry Englard (4)                           578,725              1.76%

      Michael Nafash  (5)                         157,750                 *

      Stuart Erhlich  (6)                                                 *

      Pinchas Stefansky (7)                     2,024,000              6.09%
      Hershey Holdings
      Leon House
      Secretary's Lane
      P.O. Box 450, Gibraltar

      Douglas Andrew Ryan (8)                   1,800,000              5.42%
      Birizma Associates
      c/o Tallhurst Ltd.
      P.O. Box 795, Gibraltar

      Bernard Korolnick (9)                     1,729,208              5.20%
      KPT Partners
      c/o Alton Management
      Splelhof 14A, Postach 536
      8750 Glarus, Switzerland

      Rivvi Rose (10)                           1,950,000              5.87%
      Nekavim Investors
      1/1 Library Run
      P.O. Box 317, Gibraltar

      All executive officers and directors      1,511,423              4.35%
      as a group
      -----------------------
      * Less than one percent (1%).

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

(2) Includes a total of 450,000 shares issuable upon the exercise of stock options granted to Mr. O'Donnell and also 8,064 shares issuable upon the exercise of warrants.

(3) Includes a total of 25,000 shares issuable upon the exercise of stock options granted to Mr. Forbes.

(4) Includes a total of 50,000 shares issuable upon the exercise of stock options granted to Mr. Englard and also shares issuable upon the exercise of warrants.

(5) Includes a total of 40,000 shares issuable upon the exercise of stock options granted to Mr. Nafash.

(6) Includes a total of 40,000 shares issuable upon the exercise of stock options granted to Mr. Ehrlich.

(7) All shares are owned of record by Hershey Holdings, of which Mr. Stefansky holds sole voting and investment power.

(8) All shares are owned of record by Birizma Associates, of which Mr. Ryan holds sole voting and investment power.

(9) All shares are owned of record by KPT Partners, of which Mr. Korolnick holds sole voting and investment power.

(10) All shares are owned of record by Nekavim Investors, of which Ms. Rose holds sole voting and investment power.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table presents fees for professional audit services rendered by Weiser LLP for the audit of the Company's annual financial statements for the years ended December 31, 2005, 2004 and 2003:

                                    Fiscal 2005    Fiscal 2004     Fiscal 2003
                                    -----------    -----------     -----------

                Audit Fees(1)         451,485        442,757        $ 165,000
        Audit-Related Fees(2)          91,967        105,139           95,000
         Tax  Service Fees(3)          49,579         58,377           35,000
            All Other Fees(4)              --             --               --

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

(4) No other fees for professional services rendered to the Company during the fiscal 2005, 2004 and 2003 were billed by Weiser LLP, other than the services reported above.

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

                                     PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as a part of this report:

(1) Consolidated Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements and supplementary data filed as part of this report.

(2)   Financial  Statement  Schedules
           Schedule II - Valuation and Qualifying Accounts for each of the years ended December 31, 2005, 2004 and 2003.

(3)   Exhibits:
           The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

                           NEW YORK HEALTH CARE, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2005, 2004 AND 2003

NEW YORK HEALTH CARE, INC.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003                         F-2

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2005 AND 2004                    F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003                                             F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003                             F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003                                             F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-34

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                             F-35

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
New York Health Care, Inc.

We have audited the accompanying consolidated balance sheets of New York Health Care, Inc. And Subsidiaries (the "Company") as of December 31, 2005 and 2004,and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Health Care, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

We have also audited the consolidated financial statement Schedule II for the years ended December 31, 2005 and 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

As more fully discussed in Note 1, on March 6, 2006, the Company entered into a settlement agreement with a former consultant to the Company and on March 24, 2006, a derivative complaint was filed that alleges that the directors breached their fiduciary duty by approving the settlement agreement to the former consultant.

As more fully discussed in Note 1, the Company is in the process of negotiating the sale of a significant segment. If the contract for this transaction is signed, it must be approved by the shareholders' prior to consummation.



/s/ Weiser LLP
Weiser LLP

April 17, 2006
New York, NY

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,        December 31,
                                                                                                2005                2004
                                                                                            ------------        ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents                                                                 $  5,522,088        $  2,186,756
  Due from lending institution                                                                   198,941             566,523
  Accounts receivable, net of allowance for uncollectible amounts of
   $465,000 and $460,000, respectively                                                         7,237,062           8,656,311
  Unbilled services                                                                              122,110              65,627
  Prepaid expenses and other current assets                                                      388,463             466,625
  Current assets of discontinued operations held for sale                                             --             226,970
                                                                                            ------------        ------------
           Total current assets                                                               13,468,664          12,168,812
Property and equipment, net                                                                      150,052              82,083
Goodwill, net                                                                                    783,000             783,000
Other intangible assets, net                                                                   2,830,149           3,391,835
Other assets                                                                                      57,212              77,465
                                                                                            ------------        ------------
           Total assets                                                                     $ 17,289,077        $ 16,503,195
                                                                                            ============        ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued payroll                                                                          $    713,194        $  1,328,127
   Accounts payable and accrued expenses                                                       8,732,318           7,326,115
   Due to HRA                                                                                  6,159,912           5,264,695
                                                                                            ------------        ------------
             Total current liabilities                                                        15,605,424          13,918,937
                                                                                            ------------        ------------
Commitment and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     Class A Preferred, 590,375 shares authorized, issued and
     outstanding at December 31, 2004; -0- issued and outstanding
     at December 31, 2005                                                                             --               5,904
   Common stock, $.01 par value, 100,000,000 shares authorized;
     33,236,767 shares issued and 33,232,722 outstanding as of December 31, 2005;                332,368             249,438
     24,943,821 shares issued and 24,939,776 outstanding as of December 31, 2004
   Additional paid-in capital                                                                 36,667,281          32,313,470
   Common stock and options to be issued                                                         990,220                  --
   Accumulated deficit                                                                       (36,296,743)        (29,975,081)
   Less: Treasury stock (4,045 common shares at cost)                                             (9,473)             (9,473)
                                                                                            ------------        ------------
             Total shareholders' equity                                                        1,683,653           2,584,258
                                                                                            ------------        ------------
             Total liabilities and shareholders' equity                                     $ 17,289,077        $ 16,503,195
                                                                                            ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Year Ended            Year Ended             Year Ended
                                                             December 31,          December 31,          December 31,
                                                                 2005                  2004                  2003
                                                             ------------          ------------          ------------
Net patient service revenue                                  $ 44,722,823          $ 42,286,444          $ 38,569,627
                                                             ------------          ------------          ------------
Expenses:
    Professional care of patients                              37,080,286            34,780,969            31,863,544
                                                             ------------          ------------          ------------
    General and administrative
     (excluding noncash compensation)                          11,932,254            10,022,429             7,834,514
    Noncash compensation                                        1,080,220                 4,127             1,307,119
                                                             ------------          ------------          ------------
          Total general and
          administrative expenses                              13,012,474            10,026,556             9,141,633
                                                             ------------          ------------          ------------
    Product development
     (excluding noncash compensation)                           2,658,650             1,426,423               956,262
    Noncash compensation                                          143,441              (369,949)              284,340
                                                             ------------          ------------          ------------
         Total product development                              2,802,091             1,056,474             1,240,602
                                                             ------------          ------------          ------------
    Goodwill impairment                                                --                    --            17,869,339
    Impairment of intangible assets                                    --             1,740,326                    --
    Bad debts expense                                             267,059                90,400                50,250
    Depreciation and amortization                                 652,152               819,887               547,671
                                                             ------------          ------------          ------------
       Total operating expenses                                53,814,062            48,514,612            60,713,039
                                                             ------------          ------------          ------------
Operating loss from continuing operations                      (9,091,239)           (6,228,168)          (22,143,412)
                                                             ------------          ------------          ------------
Non-operating income:
   Interest income                                                 89,108                69,877                51,255
   Interest expense                                               (24,135)              (29,538)               (2,173)
                                                             ------------          ------------          ------------
Non-operating income, net                                          64,973                40,339                49,082
                                                             ------------          ------------          ------------
Loss from continuing operations before
 provision for income taxes                                    (9,026,266)           (6,187,829)          (22,094,330)
 Provision for income taxes:
   Current                                                         78,628               (67,176)               26,145
                                                             ------------          ------------          ------------
Loss from continuing operations                                (9,104,894)           (6,120,653)          (22,120,475)
                                                             ------------          ------------          ------------
Discontinued operations:
   Income from operations of discontinued
   component (including gain on sale of assets
   of $2,703,718 in 2005)                                       2,785,885                53,018                81,160
Income tax expense (benefit)                                        2,653                 4,050                12,855
                                                             ------------          ------------          ------------
   Income from discontinued operations                          2,783,232                48,968                68,305
                                                             ------------          ------------          ------------
Net loss                                                     $ (6,321,662)         $ (6,071,685)         $(22,052,170)
                                                             ============          ============          ============
Basic and diluted loss per share:
   Loss from continuing operations                           $      (0.29)         $      (0.24)         $      (0.91)
   Income from discontinued operations                       $       0.09          $       0.00          $       0.00
                                                             ------------          ------------          ------------
   Net loss                                                  $      (0.20)         $      (0.24)         $      (0.91)
                                                             ============          ============          ============
Weighted and diluted average shares outstanding                31,895,833            24,939,776            24,283,907
                                                             ============          ============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                                Common
                                                                stock
                                                                and
                                                                options
                                        Common Stock            to be              Preferred Stock
                                   Shares         Amount        issued          Shares         Amount
                                 ----------   ------------   ------------      ---------    ------------
Balance at January 1, 2003       21,116,494   $    211,165   $         --             --    $         --

Common Stock issued for
cash, net                           327,327          3,273             --             --              --

Reverse acquisition on
January 2, 2003                   2,500,000         25,000             --        590,375           5,904

Revaluation of
options/warrants as part of
reverse acquisition                      --             --             --             --              --

Common stock issued for
purchase of intangible
assets on August 20, 2003         1,000,000         10,000             --             --              --

Issuance of treasury stock
(during September 2003)
pursuant to the exercise of
options at an average
exercise price of $0.86                  --             --             --             --              --

Issuance of treasury stock
(during October 2003)
pursuant to the exercise of
options at an average
exercise price of $1.50                  --             --             --             --              --

Warrants earned for service              --             --             --             --              --

Net loss                                 --             --             --             --              --
                               ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2003     24,943,821        249,438                       590,375           5,904

Warrants earned for service              --             --             --             --              --

Reduction of compensation
expense due to
revaluation of
options/warrants                         --             --             --             --              --

Net loss                                 --             --             --             --              --
                               ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2004     24,943,821        249,438             --        590,375           5,904

Proceeds from issuance of
common stock and warrants
on  February 24, 2005             7,899,362         78,994             --             --              --

Increase in compensation
expense due
to a revaluation of
options/warrants                         --             --             --             --              --

Options earned for service               --             --             --             --              --

Compensation expense in
connection with the
issuance of "in the money"
options                                  --             --             --             --              --

Common stock and options to
be issued in accordance
with settlement agreements               --             --        990,220             --              --

Conversion of Preferred
stock to 2/3 share of
Common Stock for each
share of Preferred Stock            393,584          3,936             --       (590,375)         (5,904)

Net loss                                 --             --             --             --              --
                               ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2005     33,236,767   $    332,368   $    990,220             --    $         --
                               ============   ============   ============   ============    ============

                                 Additional                                                       Total
                                  Paid-In             Treasury Stock            Accumulated    Shareholders'
                                  Capital         Shares          Amount          Deficit         Equity
                               ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2003     $  6,550,328              --    $         --    $ (1,851,226)   $  4,910,267

Common Stock issued for
cash, net                         1,010,535              --                                       1,013,808

Reverse acquisition on
January 2, 2003                  19,940,579          24,846         (31,483)             --      19,940,000

Revaluation of
options/warrants as part of
reverse acquisition                 721,100              --              --              --         721,100

Common stock issued for
purchase of intangible
assets on August 20, 2003         3,590,000              --              --              --       3,600,000

Issuance of treasury stock
(during September 2003)
pursuant to the exercise of
options at an average
exercise price of $0.86              (3,969)        (20,001)         21,170              --          17,201

Issuance of treasury stock
(during October 2003)
pursuant to the exercise of
options at an average
exercise price of $1.50                 360            (800)            840              --           1,200

Warrants earned for service         870,359              --              --              --         870,359

Net loss                                 --              --                     (22,052,170)    (22,052,170)
                               ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2003     32,679,292           4,045          (9,473)    (23,903,396)      9,021,765

Warrants earned for service          15,743              --              --              --          15,743

Reduction of compensation
expense due to
revaluation of
options/warrants                   (381,565)             --              --              --        (381,565)

Net loss                                 --              --                      (6,071,685)     (6,071,685)
                               ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2004     32,313,470           4,045          (9,473)    (29,975,081)      2,584,258

Proceeds from issuance of
common stock and warrants
on  February 24, 2005             4,118,402              --              --              --       4,197,396

Increase in compensation
expense due
to a revaluation of
options/warrants                      8,710              --              --              --           8,710

Options earned for service          134,731              --              --              --         134,731

Compensation expense in
connection with the
issuance of "in the money"
options                              90,000              --              --              --          90,000

Common stock and options to
be issued in accordance
with settlement agreements               --              --              --              --         990,220

Conversion of Preferred
stock to 2/3 share of
Common Stock for each
share of Preferred Stock              1,968              --              --              --              --

Net loss                                 --              --              --      (6,321,662)     (6,321,662)
                               ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2005   $ 36,667,281           4,045    $     (9,473)   $(36,296,743)   $  1,683,653
                               ============    ============    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                   NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended      Year Ended     Year Ended
                                                                           December 31,    December 31,    December 31,
                                                                               2005            2004            2003
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                                $ (6,321,662)   $ (6,071,685)   $(22,052,170)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operations (excluding the effect of disposition):
       Impairment of intangible assets                                               --       1,740,326              --
      Goodwill impairment                                                            --              --      17,869,339
      Net gain from discontinued operations, net of taxes                    (2,783,232)        (48,968)        (68,305)
      Noncash compensation                                                    1,223,661        (365,822)      1,591,459
      Depreciation and amortization                                             652,152         819,887         547,671
      Bad debts expense                                                         267,059          90,400          50,250
      Changes in operating assets and liabilities, net of effects of disposition:
      (Increase) decrease in accounts receivable and unbilled services        1,095,707      (2,134,953)     (1,352,003)
      Decrease (increase) in due from lending institution                       367,582        (357,802)        (55,896)
      Decrease (increase) in prepaid expenses and other current assets           78,162        (147,430)        (98,231)
      Decrease (increase) in other assets                                        20,253          (9,813)          8,927
      Decrease in accrued payroll                                              (614,933)       (457,917)        588,269
      Increase in accounts payable and accrued expenses                       1,406,203       1,476,383       1,977,474
      Decrease in due to HRA                                                    895,217       1,508,188       1,824,710
      Decrease in due to related parties                                                     (1,190,526)       (750,000)
      (Decrease) increase  in taxes payable                                          --         (24,394)         24,394
                                                                           ------------    ------------    ------------
          Net cash (used in) provided by  operating activities of
           continuing operations                                             (3,713,831)     (5,174,126)        105,888
          Net cash provided by operating activities of
           discontinued operations                                               93,635         100,791         127,381
                                                                           ------------    ------------    ------------
    Total cash (used in) provided by operating activities                    (3,620,196)     (5,073,335)        233,269
                                                                           ------------    ------------    ------------
Cash flows from investing activities:
   Net cash acquired from purchase of subsidiary                                     --              --       3,548,658
   Acquisition of property and equipment                                       (117,971)         (8,495)        (50,724)
   Acquisition of intangible assets                                             (40,464)        (69,310)       (422,613)
   Net proceeds from the sale of discontinued operations                      2,916,567              --              --
   Decrease in restricted cash                                                       --              --         100,000
                                                                           ------------    ------------    ------------
         Net cash provided by  (used in)  investing activities                2,758,132         (77,805)      3,175,321
                                                                           ------------    ------------    ------------
Cash flows from financing activities:
   Exercise of options                                                               --              --          18,401
   Net proceeds from issuance of common stock and warrants                    4,197,396              --       1,013,808
   Decrease in subscription receivable                                               --              --         290,000
   Net cash used in financing activities of discontinued operations                  --              --         (18,281)
                                                                           ------------    ------------    ------------
Net cash provided  by financing activities                                    4,197,396              --       1,303,928
                                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                          3,335,332      (5,151,140)      4,712,518
Cash and cash equivalents at beginning of year                                2,186,756       7,337,896       2,625,378
                                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year                                   $  5,522,088    $  2,186,756    $  7,337,896
                                                                           ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. ("New York Health Care") was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York and New Jersey. The BioBalance Corp ("BioBalance") a Delaware Corporation, was formed in May 2001. BioBalance is a specialty pharmaceutical company focused on the development of proprietary biotherapeutic agents for various gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing accelerated prescription drug development of its lead product, PROBACTRIX(TM) by filing an investigational new drug ("IND") application for the prevention and/or treatment of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase II/I clinical trials. There can be no assurance that BioBalance will be successful in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the "Company", "we", "our" or similar pronouns, includes New York Health Care and its wholly-owned subsidiaries, BioBalance and NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare ("Helping Hands"). All financial information prior to the sale of the Company's home healthcare operations in the State of New Jersey ("NJ Business") has been restated in order to present the sale of the NJ Business as a discontinued operation. All significant inter-company balances and transactions have been eliminated.

Company Developments:

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


On April 11, 2005, the Company entered into an agreement to sell the assets of the NJ Business to Accredited Health Services, Inc. ("Accredited Health"), a subsidiary of National Home Health Care Corp., for $3,000,000. In addition to Messrs. Braun and Rosenberg, the LLC also consented to the sale of the assets of the NJ Business to Accredited Health and agreed that such sale would not result in a breach of the Purchase Agreement. Funding of the purchase price in the amount of $3,000,000 was made on April 11, 2005 and a formal closing for the sale, which was subject only to an orderly transition of the assets of the NJ Business to Accredited Health, occurred on May 22, 2005. An aggregate of $150,000 of the purchase price was placed in escrow to cover actual losses, if any, incurred by Accredited Health for which the Company is required to indemnify Accredited Health pursuant to the agreement. If no claims by Accredited Health for indemnification by the Company were made, the escrowed funds would be released to the Company 90 days after the formal closing of the transaction which was on or about August 21, 2005. The funds were released to New York Health Care on August 22, 2005 in accordance with the agreements. See note 3 for information on the discontinued operations.


In June 2005, the holders of all of the outstanding shares of the Company's preferred stock elected to convert their preferred stock to shares of common stock in accordance with the provisions of the preferred stock. The holders of the preferred stock received a total of 393,584 shares of common stock upon conversion.

Messrs. Braun and Rosenberg have executed an agreement (the "Termination Agreement") with the Company, which became effective on August 4, 2005, pursuant to which, among other things, Messrs. Rosenberg and Braun resigned from their employment with the Company and any of its subsidiaries, and the Purchase Agreement, their Employment Agreements (except for sections of the Employment Agreements regarding certain non-disclosure provisions and their agreements not to compete with the Company, which survive as modified by the Termination
Agreement) and the Security Agreement have been terminated. Under the Termination Agreement, (i) Mr. Braun received a cash payment of $1,200,000, (ii) Mr. Rosenberg received a cash payment of $1,050,000, (iii) the Company will pay for health benefits for Messrs. Braun and Rosenberg through December 31, 2005, and (iv) each of Mr. Braun and Mr. Rosenberg will receive up to a maximum of $5,000 to pay for his accrued but unpaid compensation, accrued vacation and accrued business expenses. Pursuant to the Termination Agreement, Messrs. Braun and Rosenberg each returned to the Company the 500,000 options granted to each of them (a total of 1,000,000 options) on February 24, 2005, and returned a combined aggregate of 110,000 additional options to purchase the Company's common stock previously granted to them. The Termination Agreement also contains mutual releases and indemnification provisions.

In September of 2005 the Company made a decision to solicit bids for its home healthcare division. In order to sell the home healthcare division it will be necessary for the Company to restructure itself so that the Company can sell the home healthcare division as a separate entity. This will require a vote of the shareholders to invert the Company to make BioBalance Corporation the parent company and to make the old New York Health Care, Inc. a subsidiary of The BioBalance Corporation. The Company then plans, subject to shareholder approval, to sell the New York Health Care subsidiary. The Company intends to obtain a letter ruling from the IRS regarding the tax free nature of the restructuring. See Note 15, Segment Reporting.

Bids from a number of companies were received and evaluated by the Board. Based on the evaluation, it was determined that Accent Care had made the best offer and the Company signed a letter of intent with Accent Care October 26, 2005. The letter outlined a potential deal and gave Accent Care a thirty day exclusive period to do their due diligence. This period was extended for an additional two weeks to allow them to complete their work. Accent Care submitted an offer for the business in the form of a contract for the healthcare division. After reviewing the contract the board began negotiations with Accent Care as to the final terms of the deal. On December 12, 2005, during the discussions with Accent Care, the Company received an unsolicited revised bid from Revival Health Care ("Revival") who was one of the original bidders. Revival had revised their offer and it was determined that the offer was competitive with the offer being considered from Accent Care. Upon further review, the Board determined that overall the offer from Revival was a better offer for the Company than the offer from Accent Care. The Company made the decision to accept the offer from Revival and signed a letter of intent with Revival on January 16, 2006, which outlined the deal and called for a four week due diligence period. The due diligence was completed on February 28, 2006. An offer was received from Revival on March 3, 2006, after completion of the due diligence period. The Board is currently negotiating the terms of the deal with Revival. After an agreement is signed with Revival to buy the home healthcare division from the Company, the shareholders will be asked to vote to approve the sale.

On March 9, 2006, the Company entered into a final settlement agreement (the "Corval Settlement Agreement") with Mark Olshenitsky related to the resolution of disputes under a consulting agreement dated April 14, 2003 (the "Corval Consulting Agreement") between the Company and Corval International, Inc. ("Corval"). Pursuant to the Corval Consulting Agreement, Corval was issued warrants to purchase 500,000 shares of the Company's Common Stock for $2.50 per share until April 21, 2004 (the "Warrants"). Mark Olshenitsky ("Olshenitsky") is the sole owner of Corval and is the assignee/successor to Corval.

In November 2003 the Company suspended the Warrants in response to the indictment of one of its directors and officer of BioBalance and a consultant to BioBalance as reported in the Company's Form 10-K for the year ended December 31, 2003.

Both Corval and Olshenitsky have continually denied any involvement in the events leading up to the indictments and have threatened litigation alleging breach of contract and related compensatory damages as a result of the suspension of the Warrants. Neither Corval nor Olshenitsky was indicted.

Pursuant to the Corval Settlement Agreements and in order avoid the cost and uncertainty of litigation, the Company agreed to issue 300,000 (valued at $216,000) shares of common stock to Olshenitsky in return for a general release of all claims Corval and Olshenitsky may have against the Company. The common stock are "restricted shares" and may only be resold after registration of such shares or the availability of an exemption from registration, including under Rule 144 of the Securities Act of 1933 as amended (the "Securities Act"). At December 31, 2005, the Company has recorded $216,000 for the Corval settlement under common stock and options to be issued.


On March 6, 2006, the Company entered into a settlement agreement (the "Emerald Settlement Agreement") with Emerald Asset Management, Inc. ("Emerald") and Yitz Grossman ("Grossman") related to the resolution of disputes under a consulting agreement dated June 1, 2001 (the "Emerald Consulting Agreement") between the Company and Emerald. Grossman is the sole owner of Emerald. Pursuant to the Emerald Consulting Agreement, Emerald was entitled to $250,000 per year through 2011, additional payments equal to bonuses paid to the Chief Executive Officer of the Company and reimbursement for expenses.

In November 2003 the Company terminated the Emerald Consulting Agreement in response to the indictment of one of its directors and officer of BioBalance, and a consultant as reported in the Company's Form 10-K for the year ended December 31, 2003. As of September 2004, BioBalance notified the consultant in writing that the consulting agreement was terminated for cause. At December 31, 2004, the Company had accrued had approximately $359,000 relating to this consulting agreement as reported in the 2004 10-K.

Emerald and Grossman have threatened litigation alleging breach of contract and related compensatory damages as a result of the termination of the Emerald Consulting Agreement. Emerald asserts that the Emerald Consulting Agreement was terminated "without cause" as defined in the agreement entitling Emerald to certain payments that Emerald estimates at approximately $2,225,000.


Pursuant to the Emerald Settlement Agreement and in order avoid the cost and uncertainty of litigation, the Company agreed to (i) the immediate payment of $700,000 to Emerald, (ii) payment of $22,000 per month for eighteen months beginning January 1, 2006, (iii) the issuance of 400,000 shares of common stock,
(iv) options to purchase 1,100,000 shares of common stock at $0.78 per share until March 1, 2010 and (v) health insurance for Grossman and his family for the eighteen month period ending June 30, 2008 amounting to approximately $35,100. In return, Emerald and Grossman have executed a general release of all claims they may have against the Company. The common stock to be issued and the common stock issuable pursuant to the options are "restricted shares" and may only be resold after registration of such shares or the availability of an exemption from registration, including under Rule 144 of the Securities Act. The Company has granted Emerald a one-time demand registration right and unlimited piggy back registrant rights. The Company has not paid any of this liability and has expensed $1,545,931 for the above settlement during the year ended December 31, 2005. As of December 31, 2005, the Company has recorded a liability of $1,131,100 and common stock and options to be issued valued at $774,220 as of March 6, 2006.On April 17, 2006, Emerald Asset and Grossman have agreed not to demand the cash portion of the settlement agreement until such time as New York Health Care receives any additional monies from any source.

On March 24, 2006,  BioBalance  received  approval  from the U.S.  Food and Drug
Administration   (FDA)  to  begin  U.S.   clinical  trials  of  its  proprietary
biotherapeutic agent, Probactrix, as a prescription drug for pouchitis. Pouchitis is a debilitating complication that can develop following corrective surgical treatment of ulcerative colitis, in which an ileal reservoir, or pouch, is constructed to enable normal bowel movements after removal of the diseased colon. This ileal reservoir can become inflamed, leading to debilitating gastrointestinal symptoms including diarrhea, incontinence, bleeding, fever and urgency. The cause of pouchitis is not known, though it is believed to result from an immune response to pathogenic bacteria in the pouch flora. There are no currently approved treatments for pouchitis. Current management involves short-term and occasionally chronic treatment with antibiotics.

On March 30, 2006, the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murray Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc., (Supreme Court of State of New York County of Nassau, (Index No. 5125/06). The lawsuit alleges that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claims such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleges that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman.

The lawsuit seeks, among other things, (i) injunction relief preventing consummation of the Emerald Settlement Agreement and/or rescission rights, (ii) removal of the Directors, (iii) compensatory damages and (iv) attorneys' fees.

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

The issue was resubmitted and on March 16, 2006, the industry was notified that the Supreme Court granted a writ of certiorari, vacated the judgment and remanded the case to the Second Circuit Court of Appeals to reconsider its decision in light of the memorandum issued by the U.S. Department of Labor ("DOL") on December 1, 2005. In that memo, the DOL states that it considers its regulations allowing the companionship exemption to be used by third party employers to be "authoritative and legally binding".

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

Stock Based Compensation:


The Company uses the intrinsic-value method of accounting for stock based-awards granted to employees. No stock-based compensation cost is included in the net loss for the years ended December 31, 2004 and 2003, as all options granted to employees during those periods presented had a strike price equal to the market value of the stock on the date of grant. During the year ended December 31, 2005 the Company issued 200,000 options on August 1, 2005 with a strike price below market value of the stock on the date of grant.


In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:


                                                 Year Ended             Year Ended          Year Ended
                                                 December 31,           December 31,        December 31,
                                                     2005                   2004                2003
                                                ------------            ------------        ------------
Net loss, as reported                           $ (6,321,662)           $ (6,071,685)       $(22,052,170)

Less stock-based compensation expense
   determined under fair value method
   for all employee stock options,
   net of tax effect                                (422,381)               (711,723)         (1,620,705)

Add back stock-based compensation
expense recorded (intrinsic value)                    90,000                      --                  --
                                                ------------            ------------        ------------
  Pro forma net loss                            $ (6,654,043)           $ (6,783,408)       $(23,672,875)
                                                ============            ============        ============
Basic and diluted loss per share, as
 reported                                       $      (0.20)           $      (0.24)       $      (0.91)
Basic and diluted loss per share,
pro forma                                       $      (0.21)           $      (0.27)       $      (0.97)


The options' assumptions used to estimate these values are as follows:


                                       2005                  2004                    2003
                                 -----------------     ------------------     -------------------
Risk free interest rate                 1.6%-4.2%              1.6%-2.8%               1.1%-3.2%
Expected  volatility  of
common stock                             88%-104%               88%-103%                67%-102%
Dividend yield                                 0%                     0%                      0%
Expected option term                      3-5 yrs                 3 yrs.                  1-5yrs

The weighted average fair value of options was $0.81, $1.12 and $2.29 for options granted during the years ended December 31, 2005, 2004 and 2003, respectively.

Income (Loss) Per Share:

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period.


Diluted income (loss) per share from continuing operations is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities including the presumed conversion of the preferred stock from the date of its issuance. Due to losses from continuing operations during the years ended December 31, 2005, 2004 and 2003 potential common stock attributable to options, warrants and preferred stock outstanding of 7,906,778 for 2005, 3,246,701 for 2004, and 3,649,234 for 2003, were not included in the computation of diluted earnings per share, because to do so would be antidilutive. During the year ended December 31, 2005 potential dilutive securities also include common stock and options to be issued of 1,800,000.

Recent Issued Accounting Pronouncements:

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

NOTE 2 -PRIVATE PLACEMENT:

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

NOTE 3 - DISCONTINUED OPERATIONS

On April 11, 2005, the Company entered into an agreement to sell certain assets of Helping Hands for $3,000,000 to Accredited Health and a formal closing for the sale, which was subject to only an orderly transition of the assets, occurred on May 22, 2005. Helping Hands was part of the New York Health Care segment.


In connection with the sale, the Company recognized an after tax gain of approximately $2.7 million on the transaction, net of taxes of approximately $3,000, which is included in net income from discontinued operations for the year ending December 31, 2005. The Company reported the operations of its NJ Business as discontinued operations and related assets were reclassified as held for sale as of December 31, 2004.


The following are major classes of assets for the discontinued operations described above that were held for sale as of December 31, 2005 and December 31, 2004. The sale of the NJ Business did not include liabilities.

DISCONTINUED OPERATIONS
CONSOLIDATED BALANCE SHEETS

                                     December 31, 2005    December 31, 2004
                                     -----------------    -----------------
ASSETS:

Property and equipment, net           $           --       $         4,923
Goodwill, net                         $           --       $       117,587
Intangibles, net                      $           --       $       104,460
                                      --------------       ---------------

Net assets held for sale              $           --       $       226,970
                                      ==============       ===============

Operating results of our discontinued operations are shown below:

DISCONTINUED OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Year Ended         Year Ended        Year Ended
                                    December 31,       December 31,      December 31,
                                        2005               2004              2003
                                     -----------        -----------       -----------
Net patient service revenue          $ 2,688,082        $ 6,567,914       $ 6,490,822
                                     -----------        -----------       -----------
Expenses:
Professional care of patients          1,862,788          4,433,247         4,243,177
General and administrative               731,410          2,029,826         2,107,409
Depreciation and amortization             11,717             51,823            59,076
Gain on sale of assets                (2,703,718)                --                --
                                     -----------        -----------       -----------
Total operating (income)
expenses                                 (97,803)         6,514,896         6,409,662
                                     -----------        -----------       -----------
Income before taxes                    2,785,885             53,018            81,160

Provision for income taxes                 2,653              4,050            12,855
                                     -----------        -----------       -----------
Income from discontinued operations  $ 2,783,232        $    48,968       $    68,305
                                     ===========        ===========       ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, at cost consist of the following at December 31:

                                            2005           2004
                                          --------       --------

Machinery and equipment                   $257,326       $138,880
Furniture and fixtures                      46,033         46,033
Leasehold improvements                      52,136         52,136
                                          --------       --------
                                           355,495        237,049

Less accumulated depreciation              205,443        154,966
                                          --------       --------
                                          $150,052       $ 82,083
                                          ========       ========

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS:

As a result of the reverse acquisition on January 2, 2003, the Company had recognized goodwill on the transaction (Note 10). The goodwill is associated with the home care business and on the date of the merger, the Company determined that the goodwill was impaired. The indicator leading to an impairment was the fact that, based on the then current home healthcare market, the home healthcare business could not be sold in the open market for its recorded purchase price. The Company hired a valuation expert who valued the Company using the capitalized earnings/cash flow methodology and the market multiple approach. Based on these methodologies, it was determined that an impairment had been incurred. The goodwill impairment amounted to $17,869,339 for the year ended December 31, 2003.

As a result of the sale of certain assets of the NJ Business, the Company wrote off $117,587 of goodwill which is attributable to the NJ Business. Goodwill at December 31, 2004 reflects the reclassification of $117,587 of goodwill to assets held for sale as part of the discontinued operations summarized in note 3.

The changes in the carrying amount of goodwill relate entirely to the home healthcare business for the years ended December 31, 2005, 2004 and 2003 were as follows:


                                                  New York
                                                  Health Care        BioBalance
                                                 ------------       ------------
Balance as of
      January 1, 2003                            $         --       $         --

Acquisition
     January 2, 2003                               18,769,926                 --

Impairment
     January 2, 2003                              (17,869,339)                --

Reclassed as current
     assets of discontinued
     operations  held
     for sale for the year ended
     December 31, 2004                               (117,587)                --
                                                 ------------       ------------
Balance as of
     December 31, 2004                                783,000                 --

Impairment for year
     ending December 31, 2005                              --                 --
                                                 ------------       ------------
Balance as of
     December 31, 2005                           $    783,000       $         --
                                                 ============       ============

The impairment charges are noncash in nature and do not affect the Company's liquidity.

The major classifications of intangible assets and their respective estimated useful lives are as follows:


                                                 December 31, 2005
                         ------------------------------------------------------------------
                                                                                 Estimated
                         Gross Carrying       Accumulated      Net Carrying     Useful Life
                             Amount           Amortization        Amount           Years
                         ---------------      ------------    --------------    -----------

Intellectual property         $2,706,337        $1,167,474       $1,538,863           10
Patents/trademarks             1,153,369           392,501          760,868           10
Non-compete agreement            770,000           365,750          404,250            5
Customer base                    316,000           189,832          126,168            5
                           -------------     -------------      ------------
                              $4,945,706        $2,115,557       $2,830,149
                           =============     =============      ============

                                                 December 31, 2004
                         ------------------------------------------------------------------
                                                                                Estimated
                          Gross Carrying       Accumulated     Net Carrying     Useful Life
                              Amount          Amortization        Amount           Years
                         ---------------      ------------    --------------    -----------

Intellectual property         $2,706,337        $  896,840       $1,809,497         10
Patents/trademarks             1,112,905           278,357          834,548         10
Non-compete agreement            770,000           211,750          558,250          5
Customer base                    316,000           126,460          189,540          5
                           -------------     -------------    -------------
                              $4,905,242        $1,513,407       $3,391,835
                           =============     =============    =============

The net carrying value of the other intangible assets at December 31, 2004, reflect the reclassification of $104,460 to current assets of discontinued operations held for sale as part of the discontinued operations summarized in
Note 3.

On August 20, 2003, the Company purchased from NexGen Bacterium Inc. ("NexGen") certain proprietary technology and intellectual property assets that did not constitute a business. The purchase price for the assets is comprised of a $250,000 payment and the issuance of 1,000,000 shares of the Company's $0.01 par-value common stock. The stock was valued at $3,600,000 based on a closing price of $3.60 per share on August 20, 2003. The asset acquisition agreement includes noncompete provisions restricting NexGen from competing with the Company for a period of five years.

At December 31, 2004, it was determined that the investment in the NexGen Platform was impaired and as a result of the impairment analysis a total of $1,740,326 was expensed at year end. The impairment was determined by an independent valuation firm using a discounted cash flow model. The impairment is due to a number of factors including the acceleration of PROBACTRIX as a prescription product, overall limited funding available and available management time. While BioBalance believes that the NexGen Platform is a viable technology that can be commercialized, it will continue to be delayed until the above mentioned factors are resolved. At December 31, 2005, an impairment test was performed by an independent valuation firm and there was no impairment.

As of December 31, 2005, approximately $2,700,000 of intangible assets net of accumulated amortization relate to BioBalance. BioBalance is a research and development company and has had significant losses since inception. The Company cannot assure that BioBalance will be able to generate revenues or profits from operations of its business or that BioBalance will be able to generate or sustain profitability in the future.

Amortization expense amounted to $602,150, $769,498 and $442,208 for the years ended December 31, 2005, 2004 and 2003, respectively.

Amortization Expense:

                   For The Years
                      Ended
                   December 31,
                   ------------
                        2006                  $  603,055
                        2007                     603,055
                        2008                     539,971
                        2009                     385,971
                        2010                     385,971
                        Thereafter               312,126
                                              ----------
                                              $2,830,149
                                              ==========

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:

                                               2005                 2004
                                               ----                 ----

Accounts payable                            $   867,436          $   622,730
Accrued expenses                              1,804,910            1,791,896
Accrued settlement per consulting
agreement                                     1,131,100              359,000
Accrued employee benefits                     4,892,872            4,552,489
                                            -----------          -----------
                                            $ 8,732,218          $ 7,326,115
                                            ===========          ===========

NOTE 7 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services ("G.E. Capital") that expires November 29, 2006. The availability of the line of credit is based on a formula of eligible accounts receivable. The loan agreement relating to the line of credit (the "Loan Agreement") was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this Loan Agreement. The Loan Agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of December 31, 2005, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The Loan Agreement contains various restrictive covenants which, among other things, require that the Company maintain a minimum tangible net worth of $500,000. Borrowings under the Loan Agreement bear interest at prime plus 1 1/2% at December 31, 2005 (8.5%).

At December 31, 2005, there was an amount due from G.E. Capital of $198,941. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital and then transferred to the Company's bank account.


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

As a result of the Termination Agreement pursuant to which Messrs. Braun and Rosenberg have resigned their employment with us including their positions with our home healthcare division, there was a change in control under the Loan Agreement which constitutes an event of default. On August 11, 2005, the lender waived the default under the Loan Agreement arising from the departures of Messrs. Braun and Rosenberg. Pursuant to Amendment # 5, section titled "3. Waiver", New York Health Care's current management is acceptable to Lender. No borrowings can be made until the lender conducts an updated collateral audit.

NOTE 8 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2005 and 2004 follows (rounded to the nearest thousand)

                                                     2005               2004
                                                  -----------       -----------
Current assets:
Allowance for  doubtful accounts                  $   195,000       $   194,000
Prepaid expenses                                      (57,000)         (154,000)
                                                  -----------       -----------
                                                      138,000            40,000
Valuation allowance                                  (138,000)          (40,000)
                                                  -----------       -----------
Net current deferred tax asset                    $        --       $        --
                                                  ===========       ===========
Noncurrent assets:
Net operating loss carryforwards                  $ 4,847,000       $ 3,588,000
Depreciation                                           (1,000)           44,000
Amortization of goodwill                                   --           765,000
Amortization of intangibles                           292,000           255,000
                                                  -----------       -----------
                                                    5,138,000         4,652,000
Valuation allowance                                (5,138,000)       (4,652,000)
                                                  -----------       -----------
Net noncurrent deferred tax asset                 $        --       $        --
                                                  ===========       ===========

As of December 31, 2005, the Company had net operating loss carry forwards of approximately $11,300,000, which expire between 2021 through 2025.

The provision (benefit) for income taxes, consist of the following:



                                          2005           2004           2003
                                      -----------    -----------    -----------
Current tax expense (benefit) from
continuing operations                 $    78,628    $   (67,176)   $    26,145

Deferred tax expense
(not including amount listed below)       584,000      2,800,000      1,007,000

Net change in valuation allowance        (584,000)    (2,800,000)    (1,007,000)
                                      -----------    -----------    -----------
                                      $    78,628    $   (67,176)   $    26,145
                                      ===========    ===========    ===========


The provision (benefit) for income taxes is comprised of the following:


                                            2005           2004           2003
                                          --------       --------       --------

Current:
Federal income taxes from                 $     --       $     --       $     --
continuing operations
Federal income taxes from
discontinued operations                         --             --             --
State income taxes from
continuing operations                       78,628        (67,176)        26,145
                                          --------       --------       --------

                                          $ 78,628       $(67,176)      $ 26,145
                                          ========       ========       ========

      The statutory Federal income tax rate and the effective rate is reconciled as follows:


                                             2005           2004             2003
                                          -----------     -----------      ----------
Statutory Federal income tax rate            34%             34%             34%
State taxes, net of Federal tax benefit      12              12              12
Valuation allowance                         (45)            (45)            (45)
Over/under accrual                           (1)             (1)             (1)
                                          -----------     -----------      ----------
                                             --              --              --
                                          ===========     ===========      ==========

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

As of December 31, 2005 and 2004, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and due to HRA, approximates fair value due to their short-term nature.

NOTE 10 - SHAREHOLDERS' EQUITY:

Common Stock

In January 2003, the Company issued 327,327 shares of common stock for gross proceeds of $1,072,000.

On January 2, 2003, BioBalance consummated a business combination with New York Healthcare. As a result of the merger BioBalance shareholders exchanged all their BioBalance shares for 2,475,154 shares of common stock and 590,375 shares of preferred stock of New York Health Care. Because the former BioBalance shareholders own a majority of the common stock (89.7%) of the merged company, BioBalance is considered to be the accounting acquirer in the transaction.

On August 20, 2003, the Company issued 1,000,000 shares of common stock in connection with the purchase of intangible assets.

On February 24, 2005, the Company issued 7,899,362 shares of common stock and warrants to purchase 3,949,681 shares of common stock in a private placement for gross proceeds of $4,897,600 and net proceeds of $4,197,396.

On March 6, 2006, the Company agreed to issue 400,000 shares of common stock (valued at $312,000) and 1,100,000 options (valued at $462,220) to settle with Emerald Asset, who provided services as a consultant to the Company, as part of a final settlement with the Emerald Asset. These amounts were recorded as common stock and options to be issued at December 31, 2005.

On March 9, 2006, the Company agreed to issue 300,000 shares of Common Stock (valued at $216,000) to a prior consultant of the Company as part of a final settlement with the consultant. At December 31, 2005, these shares are recorded as common stock and options to be issued. Warrants that were previously granted to the consultant expired while held in suspension by the Company. The consultant has asserted that these warrants were wrongfully held in suspension and had expired prior to being released by the Board of Directors.

Preferred Stock

In June 2005, the holders of all of the outstanding shares of the Company's preferred stock, a total of 590,375 shares, elected to convert their preferred stock to shares of common stock in accordance with the provisions of the preferred stock. The holders of the preferred stock received a total of 393,584 shares of common stock upon conversion. The Company has no preferred stock outstanding as of December 31, 2005.

Treasury Stock

The Company issued treasury stock for the exercise of options that occurred in September and October 2003. The Company assigned a cost to the treasury stock based on the first-in, first-out method.

NOTE 11 - STOCK OPTION/WARRANTS:

The following tables summarize options and warrants issued during the years ended December 31, 2005, 2004 and 2003 to consultants and employees (including non-employee Board of Directors) and in connection with the Offering:

Warrants:

      These warrants were issued to or earned by consultants but may not be outstanding at each year end.



      Grant Date                 Number of warrants        Exercise Price      Expiration term
      ----------                 ------------------        ---------------     ---------------
      January 1, 2003                      7,205              $    3.47                5 yrs
      January 1, 2003                     25,528              $    3.22                5 yrs
      January 1, 2003                     15,653              $    3.37                5 yrs
      January 15, 2003                   100,000              $    4.15                1 yr
      February 3, 2003                    35,000              $    3.40                1 yr
      April 14, 2003                     500,000              $    2.50                1 yr
      July 15, 2003                      135,000              $    2.70                1 yr
      September 15, 2003                 100,000              $    3.69                5 yrs
      December 17, 2003                   75,000              $    2.51                2 yrs

      February 24, 2005                5,726,993               $   0.78                5 yrs
      August 31, 2005                     20,000              $   1.20                 5 yrs
      September 1, 2005                  150,000              $   1.21                 5 yrs


      No warrants were issued to consultants in 2004.

Some of these warrants granted vest immediately, some warrants vest monthly. These warrants are expensed at the fair value on the date of vesting. For accounting purposes, unvested warrants are not considered outstanding. For the year ended December 31, 2005, $134,731 was expensed as compensation expense for these warrants. For the year ended December 31, 2004, $15,743 was expensed as compensation expense for these warrants. For the year ended December 31, 2003, $870,359 was expensed as compensation for these warrants, which includes compensation expense for the BioBalance warrants of $33,928 for the year ended December 31, 2003 and 75,000 performance based warrants earned in December 2003 of $102,203.

Nasdaq implemented a rule on July 1, 2003 that requires a company to obtain shareholder approval prior to the issuance of warrants to consultants or non-employee members of the Board of Directors. The Company committed to issue warrants to certain consultants subsequent to July 1, 2003. Therefore, these commitments of warrants are re-valued at each balance sheet date with the appropriate adjustment made to compensation expense. Once shareholder approval is obtained, no further adjustment to compensation expense will be recorded. For the year ended December 31, 2005, the re-valued warrants generated an increase in compensation of $8,710. For the year ended December 31, 2004, the re-valued warrants generated a reduction in compensation of $381,565. For the year ended December 31, 2003, the re-valued warrants generated a compensation expense of $19,511. The shareholders approved a new option plan on August 31, 2005, that allows for the issuance of warrants and options to consultants. Therefore, the above warrants were valued on August 31, 2005, and no further compensation expense will be recorded for these warrants.

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company's 2004 Incentive Plan, (the "Incentive Plan"). Under the terms of the Incentive Plan, up to 5,000,000 shares of common stock may be granted at December 31, 2005. The Incentive Plan is administered by the Compensation Committee which is appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.


On March 26, 1996, the Company's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). The Option plan has substantially the same terms as the Incentive Plan above.

Options/Warrants:

These options and warrants were issued to employees and non-employee Board of Directors in accordance with the Company's Performance Incentive Plan but may not be outstanding at each year end.


         Grant Date                  Number of Options          Exercise Price     Expiration Term
         ----------                  -----------------          --------------     ---------------
         *February 24, 2005                  1,000,000              $0.85               10 yrs
         May 6, 2005                           100,000              $0.80               10 yrs
         June 6, 2005                           75,000              $0.84               10 yrs
         August 1, 2005                        200,000              $0.75                5 yrs
         August 31, 2005                        85,000              $1.20                5 yrs
         October 3, 2005                        50,000              $1.00                5 yrs

         Grant Date                  Number of Options          Exercise Price     Expiration Term
         ----------                  -----------------          --------------     ---------------
         January 29, 2004                      450,000              $ 2.13              10 yrs
         September 14, 2004                    100,000              $ 0.50              10 yrs

         Grant Date                  Number of Options          Exercise Price     Expiration Term
         ----------                  -----------------          --------------     ---------------
         March 7, 2003                         560,000              $ 3.14              10 yrs
         June 16, 2003                           7,500              $ 2.87               3 yrs
         June 26, 2003                         200,000              $ 2.48              10 yrs
         September 26, 2003                     80,000              $ 3.77              10 yrs

*The  1,000,000  options  issued on  February  24,  2005,  to  Messrs  Braun and
Rosenberg were returned to the Company on August 4, 2005, as part of the termination agreement with Messrs Braun and Rosenberg.

Other than the 200,000 options issued on August 1, 2005 to non-employee directors, for which a compensation expense in the amount of $90,000 was recorded, all other options were issued to employees and non-employee directors at not less than fair value on the date of grant, no compensation expense was recorded.

On November 26, 2003, the Company suspended the 100,000 options granted on March 7, 2003, to Paul Stark, the former President of BioBalance. The options are considered outstanding but can not be exercised until the Company gives notice that they may be exercised. The options have been recorded under the intrinsic value method and are included in the Black-Scholes calculation above.

At December 31, 2005, the Company has 7,906,778  shares of common stock reserved
for  issuance  of  these  options/warrants  and  for  options/warrants   granted
previously.

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for each of the three years ended December 31, is summarized as follows:

                                        Shares Under     Weighted Average
                                       Options/Warrants   Exercise Price
                                       ----------------   --------------
Balance at December 31, 2003              3,255,651         $   2.27

Options and warrants granted                550,000             1.83

Options exercised                                --               --

Options canceled/expired                   (952,532)            2.31
                                         ----------         --------
Balance at December 31, 2004              2,853,119             2.17

Options and warrants granted              7,406,993             0.81

Options exercised                                --               --

Options canceled/expired                 (2,353,334)            1.82
                                         ----------         --------
Balance at December 31, 2005              7,906,778         $   0.98
                                         ==========         ========
Options eligible for exercise at
December 31, 2005                         7,856,778         $   0.98
                                         ==========         ========

*Includes the performance based warrants discussed above.

The  following  table   summarizes   information   about  options  and  warrants
outstanding and exercisable at December 31, 2005.


                             Options/Warrants Outstanding               Options/Warrants Exercisable
                             ----------------------------               ----------------------------
                                        Weighted                                           Weighted
                                         Average         Weighted                          Average
                      Options/          Remaining         Average         Options          Options
   Range of           Warrants         Contractual       Exercise         Warrants         Warrants
Exercise Price      Outstanding           Life             Price        Exercisable      Exercisable
---------------    ---------------    --------------    ------------    -------------    -------------

         $3.69            100,000         2.71            $3.69              100,000     $   3.69
    $3.22-3.47             48,386         2.00             3.31               48,386         3.31
         $3.14            160,000         7.19             3.14              160,000         3.14
         $3.00             33,900         0.92             3.00               33,900         3.00
         $3.00             39,166         1.08             3.00               39,166         3.00
         $2.87              7,500         0.46             2.87                7,500         2.87
         $2.55             75,333         2.42             2.55               75,333         2.55
         $2.48            200,000         7.49             2.48              200,000         2.48
         $2.44              6,667         2.42             2.44                6,667         2.44
         $2.13             50,000         8.08             2.13               50,000         2.13
         $1.50             51,333         2.98             1.50               51,333         1.50
         $1.21            200,000         4.69             1.21              200,000         1.21
         $1.20            105,000         4.67             1.20              105,000         1.20
         $1.00            200,000         5.42             1.00              150,000         1.00
         $0.97             66,667         3.87             0.97               66,667         0.97
    $0.89-0.98            227,500         2.93             0.93              227,500         0.93
         $0.84             75,000         9.43             0.84               75,000         0.84
         $0.80            100,000         9.35             0.80              100,000         0.80
         $0.78          5,726,993         4.15             0.78            5,726,993         0.78
         $0.75            133,333         4.52             0.75              133,333         0.75
         $0.75            200,000         4.58             0.75              200,000         0.75
         $0.50            100,000         8.70             0.50              100,000         0.50
                        ---------                                          ---------
                        7,906,778         4.55            $0.98            7,856,778        $0.98
                        =========                                          =========


NOTE 12 - COMMITMENTS AND CONTINGENCIES:


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

See Note 1 Company Developments for other commitments and contingencies.

Lease Commitments

The Company leases office space under noncancellable operating leases in New York expire between June 2006 and March 2010.

At December 31, 2005, future minimum lease payments due under operating leases approximate:

                                                    Consolidated
                                                    ------------
                  2006                               $252,000
                  2007                                143,000
                  2008                                123,000
                  2009                                127,000
                  2010                                 32,000
                                                     -----------
                  Total minimum future
                  payments                           $677,000(1)
                                                     ===========

      (1) BioBalance whose office will become the corporate office has a lease that expires on May 30, 2005. BioBalance is looking for new office space in New York.

Rent expense charged to operations was approximately $403,000, $461,000 and $432,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

As of May 1, 2005, all of the New Jersey office leases were assumed by Accredited Health Care.

Employment Agreements:

In June 2004, the Company entered into an employment agreement with Dennis O'Donnell the president and CEO of the Company that expires on May 5, 2006 at an annual compensation of $200,000. The board approved an increase of $25,000 upon the closing of the Offering that took place on February 24, 2005. On May 6, 2005, the board of directors approved a bonus of $90,000 and granted him 100,000 options to acquire common stock.

In June 2005, the Company entered into an employment agreement with A. James Forbes to become the chief financial officer of the Company which expired on December 31, 2005. The agreement was renewed on January 1, 2006 and expires December 31, 2006. Mr. Forbes has been on a leave of absence due to an illness since November 1, 2005.

On January 13, 2005 and March 15, 2004, the Compensation Committee approved bonuses of $500,000 to be paid to the two former officers for the years ended December 31, 2004 and 2003 respectively, such amounts were accrued as of December 31, 2004 and 2003.

401(k) Plan:

The Home Healthcare segment maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Company currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 3% of the participant's salary. The Plan also provides for certain discretionary contributions by the Company as determined by the Board of Directors. The Company's contributions offset by unvested, forfeited matching funds amounted to $54,000, $40,000 and $54,000 for the years ended December 31, 2005 and 2004 and 2003, respectively.

Bonus Plan:

The Home Healthcare segment of the Company has established a bonus plan pursuant to which 10% of the Company's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided by the Company's Compensation Committee. There was no bonus accrued at December 31, 2005, as it was paid out to the plan participants in December 2005 in the amount of $38,100. A bonus of $44,000 and $58,000 was accrued as of December 31, 2004 and 2003 respectively.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments, which from time-to-time exceed the Federal depository insurance coverage and commercial accounts receivable. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents held in one bank exceed federally insured limits by approximately $6,772,000 at December 31, 2005. The Company does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

Major Customers:

Two major customers accounted for approximately 58%, 54% and 60% of net patient service revenue for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, three customers represented approximately 44%, 49% and 44% of accounts receivable at December 31, 2005, 2004 and 2003, respectively.

Business Risks:

The Company's primary business, offering home healthcare services, is heavily regulated at both the federal and state levels. While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected.

Further, the Company operates in a highly competitive industry, which may limit the Company's ability to price its services at levels that the Company believes appropriate. These competitive factors may adversely affect the Company's financial results.

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

NOTE 13 - THIRD-PARTY RATE ADJUSTMENTS AND REVENUE AND
CERTAIN CONTRACTS RELATED TO OPERATIONS:

Approximately 4%, 4% and 5% of net patient service revenue was derived under New York State Medicaid reimbursement programs during the years ended December 31, 2005, 2004 and 2003, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment. Differences between current rates and subsequent revisions are reflected in the year that the revisions are determined. There was no revenue generated by BioBalance for the years ended 2005, 2004 and 2003.

The Company has an agreement with the City of New York acting through the Department of Social Services of The Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA. The agreement with HRA sets a fixed direct labor cost in the reimbursement rate. Should the Company incur direct costs of home attendant services below this fixed rate, the Company must repay the difference to HRA, subject to final audit by the City of New York. As of December 31, 2005 and 2004, the amount included in due to HRA relating to direct labor costs amounted to $202,833 and $844,950, respectively. In addition, the City's reimbursement methodology for general and administrative expenses is based on a fixed amount per client based on the number of cases. The Company is reimbursed at an hourly rate. Any amount over this fixed rate must be repaid to HRA. As of December 31, 2005 and 2004, this amount was $5,957,079 and $4,419,745, respectively, subject to final audit by the City of New York. The aggregate amount due to HRA was $6,159,912 and $5,264,695 at December 31, 2005 and 2004, respectively. As of December 31, 2005, HRA had completed their audit for the fiscal year ended June 30, 2002.

In January 2003, the New York State Department of Health ("DOH") approved additional funding to home healthcare agencies in a form of a rate increase. The additional funding is to be used exclusively for the recruitment and retention of home healthcare employees. Any unspent money relating to recruitment and retention is recorded as an accrued liability until such time as it is spent. As of December 31, 2005 and 2004, the Company accrued approximately $1,966,000 and $1,716,000, respectively, related to recruitment and retention funds not yet expended and are included in accrued employee benefits.

NOTE 14- SUPPLEMENTAL CASH FLOW DISCLOSURES:


                                                Year Ended              Year Ended           Year Ended
                                                December 31,           December 31,         December 31,
                                                    2005                   2004                 2003
                                             ----------------         -------------          ----------
Supplemental cash flow disclosures:

   Cash paid during the period for:
      Interest                                $        37,693         $       29,583         $    2,173
                                              ===============         ==============         ==========
      Income taxes                            $        70,888         $       49,608         $   58,465
                                              ===============         ==============         ==========
Supplemental schedule of noncash
investing and financing activities:

The Company purchased intangibles
which were partially acquired through
the issuance of 1,000,000 shares
of common stock. (See note 5)
                                              $            --         $           --         $3,600,000
                                              ===============         ==============         ==========
The Company issued Placement
Agent Warrants as part of the
Private Placement Offering                    $       624,705         $           --         $       --
                                              ===============         ==============         ===========

NOTE 15 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a company that is developing a patented biotherapeutic agent for the treatment of gastrointestinal disorders. In the segment reporting which follows, revenue, loss from continuing operations and total assets excludes Helping Hands, which is part of the New York Health Care segment. See Note 3 - Discontinued Operations, which includes the gain on the sale of assets of approximately $2,700,000. BioBalance has not generated any revenue as of September 30, 2005.

                                                                                             Elimination
                                                                                                 of
                                                     New York                                Intersegment          Total
                                                    Health Care         BioBalance            Activity          Consolidated
                                                  ---------------      ---------------      --------------      ------------
Year ended December 31, 2005
Revenue:
   Net patient service revenue                    $    44,722,823      $            --      $           --      $ 44,722,823
   Sales                                          $            --      $            --      $           --      $         --
                                                  ---------------      ---------------      --------------      ------------
     Total revenue                                $    44,722,823      $            --      $           --      $ 44,722,823
                                                  ===============      ===============      ==============      ============
Income (loss) continuing from continuing
 operations before provision for income taxes     $    (2,180,416)     $    (6,845,850)     $           --      $ (9,026,266)
                                                  ===============      ===============      ==============      ============
 Income from discontinued operations              $     2,783,232      $            --      $           --      $  2,783,232
                                                  ===============      ===============      ==============      ============
Depreciation and amortization                     $       102,381      $       549,771      $           --      $    652,152
                                                  ===============      ===============      ==============      ============
Interest income                                   $        69,785      $        33,118      $     (13,795)      $     89,108
                                                  ===============      ===============      ==============      ============
Interest expense                                  $       (24,135)     $       (13,795)     $     (13,795)      $    (24,135)
                                                  ===============      ===============      ==============      ============
Income tax expense                                $        81,281      $            --      $           --      $     81,281
                                                  ===============      ===============      ==============      ============
Noncash compensation                              $            --      $     1,223,661      $           --      $  1,223,661
                                                  ===============      ===============      ==============      ============
Assets                                            $    14,253,009      $     3,036,068      $           --      $ 17,289,077
                                                  ===============      ===============      ==============      ============
Expenditures for long lived assets                $        40,566      $        77,405      $           --      $    117,971
                                                  ===============      ===============      ==============      ============



                                                                                          Elimination
                                                                                              of
                                                     New York                             Intersegment           Total
                                                   Health Care         BioBalance           Activity          Consolidated
                                                  -------------       -------------       -------------       ------------
Year ended December 31, 2004
Revenue:
   Net patient service revenue                    $  42,286,444       $          --       $          --       $ 42,286,444
   Sales                                          $          --       $          --       $          --       $         --
                                                  -------------       -------------       -------------       ------------
     Total revenue                                $  42,286,444       $          --       $          --       $ 42,286,444
                                                  =============       =============       =============       ============
 Income (loss) from continuing operations
before provision for income taxes                 $     304,360       $  (6,425,013)      $          --       $ (6,187,829)
                                                  =============       =============       =============       ============
 Income from discontinued operations              $      48,968       $          --       $          --       $     48,968
                                                  =============       =============       =============       ============
Depreciation and amortization                     $     107,296       $     712,591       $          --       $    819,887
                                                  =============       =============       =============       ============
Interest income                                   $      90,307       $       2,343       $     (22,773)      $     69,877
                                                  =============       =============       =============       ============
Interest expense                                  $     (29,538)       $     22,773       $     (22,773)      $    (29,538)
                                                  =============       =============       =============       ============
Income tax (benefit) expense                      $     (65,077)      $      (2,099)      $          --       $    (67,176)
                                                  =============       =============       =============       ============
Noncash compensation                              $          --       $    (365,822)      $          --       $   (365,822)
                                                  =============       =============       =============       ============
Assets                                            $  13,123,228       $   3,379,967       $          --       $ 16,503,195
                                                  =============       =============       =============       ============
Expenditures for long lived assets                $          --       $      77,805       $          --       $     77,805
                                                  =============       =============       =============       ============



                                                                                        Elimination
                                                                                            of
                                                   New York                             Intersegment          Total
                                                  Health Care         BioBalance          Activity        Consolidated
                                                  ------------        ------------       ----------       ------------
Year ended December 31, 2003
Revenue:
   Net patient service revenue                    $ 38,569,627        $         --       $       --       $ 38,569,627
   Sales                                          $         --        $         --       $       --       $         --
                                                  ------------        ------------       ----------       ------------
     Total revenue                                $ 38,569,627        $         --       $       --       $ 38,569,627
                                                  ============        ============       ==========       ============
 Loss from continuing operations before
provision for income taxes                        $(17,451,758)       $ (4,642,572)      $       --       $(22,094,330)
                                                  ============        ============       ==========       ============
 Income from discontinued operations              $     68,305        $         --       $       --       $     68,305
                                                  ============        ============       ==========       ============
Depreciation and amortization                     $    166,487        $    381,184       $       --       $    547,671
                                                  ============        ============       ==========       ============
Interest income                                   $     35,720        $     15,535       $       --       $     51,255
                                                  ============        ============       ==========       ============
Interest expense                                  $     (2,173)       $         --       $       --       $     (2,173)
                                                  ============        ============       ==========       ============
Income tax (benefit) expense                      $     11,645        $     14,500       $       --       $     26,145
                                                  ============        ============       ==========       ============
Noncash compensation                              $         --        $  1,591,459       $       --       $  1,591,459
                                                  ============        ============       ==========       ============
Expenditures for long lived assets                $     12,245        $  4,061,092       $-               $  4,073,337
                                                  ============        ============       ==========       ============

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table summarizes the unaudited quarterly statements of operations for the Company for 2005 and 2004. Net patient service revenue and cost of professional care of patients is related to the healthcare segment. The following table includes the activity of Helping Hands, which is recorded as a discounted operations, see note 3.


                                                         Cost of
                               Net Patient           Professional Care           Loss from             Basic and
              2005           Service Revenue            of Patients              Operations           Diluted EPS
              ----           ---------------          ---------------          ---------------      ---------------
         First quarter          $12,462,405            $10,024,030               $(958,269)           $ (0.03)
         Second quarter          10,913,774              9,010,914              (1,080,318)             (0.03)
         Third quarter           11,497,791              9,544,957              (3,850,894)             (0.12)
         Fourth quarter           9,848,853              8,500,355                (422,970)(1)          (0.01)


              2004
              ----
         First quarter          $11,506,458            $ 9,187,896             $ (1,227,584)          $ (0.05)
         Second quarter          12,171,007              9,807,932               (1,162,071)            (0.05)
         Third quarter           12,397,208              9,961,241               (1,013,904)            (0.04)
         Fourth quarter          12,779,685             10,257,147               (2,668,126)(2)         (0.11)


      (1) In the fourth quarter of 2005, the Company entered into two settlement agreements and has recorded an expense of $1,761,931. (See Note 1 - Company Developments)

      (2) In the fourth quarter of 2004, it was determined that the NexGen intangible assets were impaired by $1,740,326 as a result of an impairment analysis performed. See Note 5.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                                 Column B                  Column C                  Column D         Column E
--------                                 --------                  --------                  --------         --------
                                                                            Additions
                                         Balance at          Charged to    Charged to
                                         Beginning           Costs and       Other                            Balance at
Description                              of Period            Expenses      Accounts        Deductions       End of Period
-----------                              ---------           ----------    ----------       ----------      --------------
Year ended December 31, 2005
Deducted from asset accounts:
  Allowance for doubtful accounts        $  460,000       $  267,059        $       --       $ (262,059)       $  465,000
  Deferred tax asset valuation
  allowance                              $4,659,000       $  584,000        $   33,000       $       --        $5,276,000

Year ended December 31, 2004
Deducted from asset accounts:
  Allowance for doubtful accounts        $  397,000       $   90,400        $       --       $  (27,400)       $  460,000
  Deferred tax asset valuation
   allowance                             $1,859,000       $2,800,000        $       --       $       --        $4,659,000



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

April 17, 2004
                                        NEW YORK HEALTH CARE, INC.

                                        /s/ Dennis O'Donnell
                                        ----------------------------------------
                                        By:  Dennis O'Donnell
                                        Chief Executive Officer and
                                        Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                           DATE
---------                           -----                                           ----

/s/ Dennis M.O'Donnell              President and Chief Executive Officer       April 17, 2006
-----------------------------       and Principal Financial Officer
Dennis M. O'Donnell

/s/ Murry Englard                   Director                                    April 17,2006
------------------------------
Murry Englard

/s/  Michael Nafash                 Director                                    April 17, 2006
------------------------------
Michael Nafash

/s/ Stuart Ehrlich                  Director                                    April 17, 2006
------------------------------
Stuart Ehrlich

                                INDEX TO EXHIBITS

      These Exhibits are numbered in accordance with Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number    Description of Exhibit
--------  ----------------------

2.1         Stock for Stock Exchange Agreement between the Company and
            BioBalance dated October 11, 2001, as amended by Amendment No. 1 dated February 13, 2002, Amendment No. 2 dated July 10, 2002,
            Amendment No. 3 dated August 13, 2002 and Amendment No. 4 dated
            October 25, 2002 (Incorporated by reference to Exhibits No. 2.1-2.4, inclusive, to the Company's Registration Statement on Form S-4, SEC
            File No. 333-85054).
2.2         Asset Purchase Agreement dated as of April 11, 2005 by and among
            Accredited Health Services, Inc., the Company and NYHC Newco Paxxon
            Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Form
            8-K filed on May 26, 2005).
3.1         Restated Certificate of Incorporation filed on March 26, 1996.
            (Incorporated by reference to Exhibit 3.2 to the Company's
            Registration Statement on Form SB-2, SEC File No. 333-08152,
            declared effective on December 20, 1996).
3.2         Certificate of Correction of Restated Certificate of Incorporation
            filed on March 26, 1996. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, SEC File No.
            333-08152, declared effective on December 20, 1996).
3.3         Amendment to the Certificate of Incorporation filed October 17,
            1996. (Incorporated by reference to Exhibit 3.4 to the Company's
            Registration Statement on Form SB-2, SEC File No. 333-08152,
            declared effective on December 20, 1996).
3.4         Amendment to the Certificate of Incorporation filed December 4,
            2006. (Incorporated by reference to Exhibit 3.6 to the Company's
            Registration Statement on Form SB-2, SEC File No. 333-08152,
            declared effective on December 20, 1996).
3.5*        Amendment to the Certificate of Incorporation filed February 5,
            2001.
3.6*        Amendment to the Certificate of Incorporation filed January 7, 2002.
3.7         Certificate of Amendment to the Restated Certificate of
            Incorporation filed on September 10, 2004 (Incorporated by reference to Exhibit 3.1 to the Company's 8-K filed on September 15, 2004).
3.8         Amended and Restated Bylaws (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on
            August 5, 2005 with respect to the Company's Annual Meeting of
            Stockholders held on August 31, 2005).
4.1         Form of certificate evidencing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, SEC File No. 333-08152, declared effective on December
            20, 1996).

++10.1 Employment Agreement for Dennis O'Donnell. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 16, 2004 for the quarter ended June 30, 2004).
++10.3 Option Agreement dated September 14, 2004 between the Company and Dennis O'Donnell. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 22, 2004 for the quarter ended September 30, 2004).
++10.4 Option Agreement between the Company and Dennis O'Donnell dated May 6, 2005. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 17, 2005 for the quarter ended June 30,
            2005).
++10.5 Employment Agreement between the Company and A. James Forbes, Jr. dated June 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 17, 2005 for the quarter ended June 30, 2005).
++10.6 Amended Performance Incentive Plan (Stock Option Plan). (Incorporated by reference to Exhibit 10.50 to the Company's Form 10-K filed on March 17, 2003 for the year ended December 31, 2003).
++10.7 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on August 9, 2005 with respect to the Company's Annual Meeting of Stockholders held on August 31, 2005).
10.8        Loan Security Agreement among the Company, NYHC Newco Paxxon, Inc.
            and Heller Healthcare Finance, Inc. dated November 28, 2000. (Incorporated by reference to Exhibit 10.45 to the Company's Form 8-K filed on December 8, 2000).
10.9 Amendment No. 1 to Loan and Security Agreement and Consent and Waiver with Heller Healthcare Finance, Inc. dated November 27, 2002. (Incorporated by reference to Exhibit 10.49 to the Company's Form 8-K filed on December 4, 2002).
10.10 Amendment No. 2 to Loan and Security Agreement among GE HFS Holding, Inc., the Company and Newco Paxxon, Inc. dated March 29, 2004. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 17, 2004 for the quarter ended March 31, 2004).
10.11 Amendment No. 3 to Loan and Security Agreement among GE HFS Holdings, Inc., the Company and Newco Paxxon, Inc. dated November 29, 2004 (Incorporated by reference to Exhibit 10.1 the Company's Form 8-K filed on December 2, 2004).
10.12 Amendment No. 4 to Loan and Security Agreement among the Company, NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc. dated January 13, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 19, 2005).
10.13 Amendment No. 5 to Loan and Security Agreement among the Company, NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 17, 2005 for the quarter ended June 30,
            2005).
10.14* Amendment No. 6 to Loan and Security Agreement among the Company, NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc. dated November 29, 2005.
10.15 Engagement Letter Agreement between the Company and Sterling Financial Investment Group, Inc. dated May 6, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 17, 2004 for the quarter ended March 31, 2004).

10.16 Placement Agreement between the Company and Sterling Financial Investment Corp., Inc. dated November 19, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 23, 2004).
10.18 Amendment dated February 7, 2005 to the Placement Agreement between the Company and Sterling Financial Group, Inc. dated November 19, 2004. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 23, 2005 for the quarter ended March 31,
            2005).
10.19 Amendment dated February 18, 2005 to the Placement Agreement between the Company and Sterling Financial Group, Inc. dated November 19, 2004. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 23, 2005 for the quarter ended March 31,
            2005).
10.19 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Rockland, Westchester and Bronx Counties dated May 8, 1995. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, SEC File No. 333-85054).
10.20 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Dutchess, Orange, Putnam, Sullivan and Ulster Counties dated May 8, 1995. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, SEC File No. 333-85054).
10.21 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Nassau, Suffolk and Queens Counties dated May 8, 1995. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, SEC File No. 333-85054).
10.22 State of New York Department of Health Office of Health Systems Management Home Care Service Agency License for the Company doing business in Orange and Rockland Counties dated July 1, 1995. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, SEC File No. 333-85054).
10.23 Personal Care Aide Agreement by and between the Company and Nassau County Department of Social Services dated October 18, 1995. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4, SEC File No. 333-85054).
10.24 State of New York Department of Health Offices of Health Systems Management Home Care Service Agency License for the Company doing business in Bronx, Kings, New York, Queens and Richmond Counties dated December 29, 1995. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4, SEC File No. 333-85054).
10.25 Homemaker and Personal Care Agreements by and between the Company and the County of Rockland Department of Social Services dated January 1, 1996. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4, SEC File No. 333-85054).

10.25       Termination Agreement and Release among the Company, NYHC Newco
            Paxxon, Inc., New York Health Care, LLC, Jerry Braun and Jacob
            Rosenberg dated July 27, 2005. (Incorporated by reference to Exhibit
            10.1 to the Company's Form 8-K filed on August 10, 2005).
10.26       Settlement Agreement among Corval International, Inc., Mark
            Olshenitsky and the Company dated March 9, 2006. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March
            10, 2006).
10.27       Settlement Agreement among Emerald Asset Management, Inc., Yitz
            Grossman and the Company dated March 1, 2006. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on March
            10, 2006).
14.1        Code of Ethics for Senior Financial Officers. (Incorporated by
            reference to Exhibit 14.1 of the Company's Form 10-K filed on March
            31, 2004 for the fiscal year ended December 31, 2003.
23.1*       Consent of Weiser LLP.
31.1*       Certification of Chief Executive Officer and Principal Financial
            Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*       Certification of Chief Executive Officer and Principal Financial
            Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section
            906 of the Sarbanes- Oxley Act of 2002.
-------------------

*     Filed herewith.

++    Compensation plan.