Form 10-Q
period 2006-03-31
NEW YORK HEALTH CARE INC
filed 2006-05-22
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a accelerated filer.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 under a plan confirmed by a court.
Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,232,722 (as of May 19, 2006)

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a)    Our unaudited financial statements for the first quarter (three months ended March 31, 2006, are set forth below. See Item 2 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations for our first quarter.

NEW YORK HEALTH CARE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,013,639	$5,522,088
Due from lending institution	95,428	198,941
Accounts receivable, net of allowance for uncollectible amounts of $465,000 for both periods	7,564,611	7,237,062
Unbilled services	52,984	122,110
Prepaid expenses and other current assets	666,346	388,463
Total current assets	13,393,008	13,468,664

Property and equipment, net	137,540	150,052
Goodwill, net	783,000	783,000
Other intangible assets, net	2,703,619	2,830,149
Other assets	57,212	57,212
Total assets	$17,074,379	$17,289,077

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued payroll	$807,392	$713,194
Accounts payable and accrued expenses	8,998,613	8,732,318
Due to HRA	5,787,394	6,159,912
Total current liabilities	15,593,399	15,605,424

Commitment and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Class A Preferred,
590,375 shares authorized, -0- issued and outstanding at March 31, 2006, and
December 31, 2005;	—	—
Common stock, $.01 par value, 100,000,000 shares authorized;
33,236,767 shares issued and 33,232,722 outstanding as of March 31, 2006
and December 31, 2005, respectively;	332,368	332,368
Additional paid-in capital	36,705,494	36,667,281
Common stock and options to be issued	990,220	990,220
Accumulated deficit	(36,537,629)	(36,296,743)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)
Total shareholders' equity	1,480,980	1,683,653
Total liabilities and shareholders' equity	$17,074,379	$17,289,077

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For The Three Months Ended March 31,
	2006	2005

Net patient service revenue	$11,966,614	$10,752,782

Expenses:
Professional care of patients	9,396,754	8,849,436
Gross Profit	2,569,860	1,903,346

General and administrative expenses	2,024,048	2,531,998
Product development	636,924	219,970
Bad debts expense	—	35,000
Depreciation and amortization	163,728	160,224
Total operating expenses	2,824,700	2,947,192

Operating loss from continuing operations	(254,840)	(1,043,846)

Non-operating income:
Interest income	45,985	35,630
Interest expense	(7,863)	(2,081)
Non-operating income, net	38,122	33,549

Loss from continuing operations before
provision for income taxes	(216,718)	(1,010,297)

Provision for income taxes:
Current	24,168	13,259
Loss from continuing operations	(240,886)	(1,023,556)

Discontinued operations:
Income from operations of discontinued
component net of tax of $3,903	—	65,287
Income from discontinued operations	—	65,287
Net loss	$(240,886)	$(958,269)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.03)
Income from discontinued operations	$—	$—
Net loss	$(0.01)	$(0.03)
Weighted and diluted average shares outstanding	33,232,722	28,099,521

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(240,886)	$(1,023,556)
Noncash compensation	38,213	26,559
Depreciation and amortization	163,728	171,941
Bad debts expense	—	35,000
Noncash reversal of HRA liability	(703,745)	—
Changes in operating assets and liabilities, net of effects of disposition:
(Increase) decrease in assets:
Accounts receivable and unbilled services	(325,195)	(290,175)
Due from lending institution	103,513	487,582
Prepaid expenses and other current assets	(211,111)	(83,656)
Other assets	—	(640)
Increase (decrease) in liabilities:
Accrued payroll	94,198	(24,435)
Accounts payable and accrued expenses	266,295	(69,077)
Due to HRA	331,227	286,610
Taxes payable	—	—
Net cash used in operating activities of continuing operations	(483,763)	(483,847)
Net cash provided by operating activities of
discontinued operations	—	65,287
Total cash (used in) provided by operating activities	(483,763)	(418,560)

Cash flows from investing activities:
Acquisition of property and equipment	—	(43,687)
Acquisition of intangible assets	(24,686)	(14,253)

Net cash used in investing activities	(24,686)	(57,940)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	4,197,396

Net cash provided by financing activities	—	4,197,396

Net (decrease) increase in cash and cash equivalents	(508,449)	3,720,896

Cash and cash equivalents at beginning of year	5,522,088	2,186,756
Cash and cash equivalents at end of period	$5,013,639	$5,907,652

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:
New York Health Care, Inc. (“New York Health Care”) was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corp (“BioBalance”) a Delaware corporation was formed in May 2001. BioBalance is a biopharmaceutical company focused on the development of treatments for gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing accelerated prescription drug development of its lead product, PROBACTRIX® for the prevention of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase II clinical trials. There can be no assurance that BioBalance will be successful in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the “Company”, “we”, “our” or similar pronouns, includes New York Health Care and its wholly-owned subsidiaries, BioBalance and NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare (“Helping Hands”). All financial information prior to the sale of the Company’s home healthcare operations in the State of New Jersey (“NJ Business”) has been restated in order to present the sale of the NJ Business as a discontinued operation. All significant inter-company balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K of New York Health Care, Inc. for the year ended December 31, 2005 as filed on April 17, 2006, with the SEC.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

On January 6, 2006, the Company entered into a letter of intent with Revival Home Health Care. The Company was negotiating the terms of a definitive agreement with Revival for the sale of the Company’s home healthcare business when it was determined that there was a potential problem with the tax-free nature of the deal structure that is required in order to preserve all of the Company’s services contracts for the buyer.

The services contract between the Company and New York City constitutes a substantial portion of the Company’s home health care business. The services contract terminates upon an assignment of such contract, but would not terminate upon the sale of stock of the Company. Therefore, the Company intends to structure the sale of the home healthcare business as a stock sale to avoid the termination of the services contract with New York City. In order to structure the transaction as a stock sale, management believes that it will be necessary to reorganize the Company into a holding company structure. The reorganization of the Company into a holding company structure involves merging the Company into a wholly-owned subsidiary of BioBalance, the Company’s wholly-owned subsidiary. As a result of such transaction, all of the Company’s shareholders will exchange their shares of common stock in the Company for shares of common stock of BioBalance. Shareholder approval is required for each of the sale of the Company’s home healthcare business and the reorganization into a holding company structure. As a pre-condition to such transactions, each of the Company and Revival desire further assurances as to the tax-free nature of the reorganization. Accordingly, the Company plans to seek further guidance from the Internal Revenue Service in the form of a private letter ruling. The Company does not anticipate that Revival or any other third party will enter into a definitive agreement until the Company can provide additional assurances on the tax consequences of the reorganization into a holding company structure. It is anticipated that it will take several months to obtain the necessary assurances. Prior to the sale of the Company’s home health care business, the Company will continue to operate the home healthcare operations in the ordinary course. There can be no assurance that the Company will enter into a definitive agreement or consummate the sale of the Company’s home healthcare business to Revival or a third party.

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

The phase I/II, randomized, placebo-controlled, multi-center study will be conducted in approximately 70 antibiotic-dependent pouchitis patients to demonstrate the ability of a prescription formulation of Probactrix to maintain symptomatic response of pouchitis symptoms after antibiotic withdrawal. The principal investigators of the trial are Darrell S. Pardi, MD, and William J. Sandborn, MD, of the Division of Gastroenterology at the Mayo Clinic in Rochester, Minnesota.

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

Recent Issued Accounting Pronouncements

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes and obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS NO. 155, Accounting for Certain Hybrid Financial Instruments- An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC staff postponed implementation of SFAS No. 123 (R) and it is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company adopted this statement as of January 1, 2006 (See Note 6 ).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” or SFAS No. 153. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005 The adoption of this standard will not have a significant impact on our consolidated results of operations or financial position.

NOTE 2 - LOSS PER SHARE:

Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to losses for the three months ended March 31, 2006 and 2005, potential common stock attributable to options and warrants outstanding of 7,857,612 for the three months ended March 31, 2006 and 9,973,738 for the three months ended March 31, 2005, were not included in the computation of diluted earnings per share, because to do so would be antidilutive. The March 31, 2005, shares not included also reflect convertible preferred stock which was outstanding as of that date.

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	March 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Cost	Amortization	Amount

Intellectual Property	$2,706,337	$1,235,130	$1,471,207
Patents/trademarks	1,178,055	421,790	756,265
Non-compete agreement	770,000	404,250	365,750
Customer base	316,000	$205,603	$110,397
	$4,970,392	$2,266,773	$2,703,619

	For the Year Ended
	December 31, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Cost	Amortization	Amount

Intellectual Property	$2,706,337	$1,167,474	$1,538,863
Patents/trademarks	1,153,369	392,501	760,868
Non-compete agreement	770,000	365,750	404,250
Customer base	316,000	189,832	126,168
	$4,945,706	$2,115,557	$2,830,149

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

	March 31, 2006	December 31, 2005

Accounts payable	$1,093,041	$867,436
Accrued expenses	1,780,420	1,840,910
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits	4,994,052	4,892,872
	$8,998,613	$8,732,318

NOTE 5 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services (“G.E. Capital”) that expires November 29, 2006. The availability of the line of credit is based on a formula of eligible accounts receivable. The loan agreement relating to the line of credit (the “Loan Agreement”) was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this Loan Agreement. The Loan Agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of December 31, 2005, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The Loan Agreement contains various restrictive covenants which, among other things, require that the Company maintain a minimum tangible net worth. Borrowings under the Loan Agreement bear interest at prime plus 1½% at March 31, 2006, (9.25%).

At March 31, 2006, there was an amount due from G.E. Capital of $95,428. This is due to a lockbox being used by the Company; all collections are deposited with G.E. Capital and then transferred to the Company’s bank account.

NOTE 6 - STOCK OPTIONS/WARRANTS:

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). Prior to January 1, 2006, we accounted for the stock based compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated and there is no cumulative effect upon adoption of SFAS 123(R).

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

For The Three Months Ended
March 31
2005

Net loss, as reported	$(958,269)
Less stock-based compensation expense determined under fair value method for all employee stock options	(686,889)
Pro forma net loss	$(1,645,158)

Basic and diluted loss per share, as reported	$(0.03)
Basic and diluted loss per share, pro forma	$(0.06)

The weighted average warrants’ fair values and assumptions used to estimate these values are as follows:

For The Three Months Ended
March 31
2005
Risk free interest rate	1.59%
Expected volatility of common stock	88%
Dividend yield	0%
Expected option term	3-5 yrs.

During the quarter ended March 31, 2006, the following options were issued to directors and to a consultant in accordance with the Company’s 2004 Performance Incentive Plan.

Grant Date	Number of Options	Exercise Price	Expiration Term
January 4, 2006	45,000	$0.78	5 yrs
March 6, 2006	1,100,000	$0.78	4 yrs

The 1,100,000 options granted on March 6, 2006, were accrued at December 31, 2005, in the amount of $ 462,220 as part of the total accrual for the settlement with Emerald Asset.

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company’s 2004 Incentive Plan, (the “Incentive Plan”). Under the terms of the Incentive Plan, up to 3,175,000 shares of common stock may be granted at March 31, 2006. The Incentive Plan is administered by the Compensation Committee which is appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

On March 26, 1996, the Company’s Board of Directors adopted the Performance Incentive Plan, (the “Option Plan”). The option plan has substantially the same terms as the Incentive Plan above.

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the three months ended March 31, 2006, is summarized as follows:

	Shares Under	Weighted Average
	Options/Warrants	Exercise Price
Balance at January 1, 2006	7,906,778	$0.98

Options granted	1,145,000	0.78
Options cancelled/expired	(94,166)	0.96
Options exercised	—	—
Balance at March 31, 2006	8,957,612	$0.97

Options eligible for exercise at
March 31, 2006	8,840,945	$0.96

The weighted average warrants’ fair values and assumptions used to estimate these values are as follows:

For The Three Months Ended
March 31,
2006

Risk free interest rate	4.30%
Expected volatility of common stock	101%
Dividend yield	0%
Expected option term	3 yrs.

The following table summarizes information about options and warrants outstanding and exercisable at March 31, 2006.

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Options/ Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Warrants Exercisable	Weighted Average Options Warrants Exercisable
$3.69	100,000	2.71	$3.69	100,000	$3.69
$3.22-3.47	48,387	2.00	3.31	48,387	3.31
$3.14	160,000	7.19	3.14	160,000	3.14
$3.00	33,900	0.92	3.00	33,900	3.00
$3.00	39,166	1.08	3.00	39,166	3.00
$2.87	7,500	0.46	2.87	7,500	2.87
$2.55	75,333	2.42	2.55	75,333	2.55
$2.48	200,000	7.49	2.48	133,333	2.48
$2.44	6,667	2.42	2.44	6,667	2.44
$2.13	50,000	8.08	2.13	50,000	2.13
$1.50	51,333	2.98	1.50	51,333	1.50
$1.21	200,000	4.69	1.21	200,000	1.21
$1.20	105,000	4.67	1.20	105,000	1.20
$1.00	200,000	5.42	1.00	150,000	1.00
$0.97	66,667	3.87	0.97	66,667	0.97
$0.89-0.98	133,333	2.93	0.92	133,333	0.92
$0.84	75,000	9.43	0.84	75,000	0.84
$0.83	45,000	4.77	0.83	45,000	0.83
$0.80	100,000	9.35	0.80	100,000	0.80
$0.78	5,726,993	4.15	0.78	5,726,993	0.78
$0.78	1,100,000	4.77	0.78	1,100,000	0.78
$0.75	133,333	4.52	0.75	133,333	0.75
$0.75	200,000	4.58	0.75	200,000	0.75
$0.50	100,000	8.71	0.50	100,000	0.50
	8,957,612	4.98	$0.97	8,840,945	$0.96

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

On March 6, 2006, the Company entered into a settlement agreement (the “Emerald Settlement Agreement”) with Emerald Asset Management, Inc. (“Emerald”) and Yitz Grossman related to the resolution of disputes under a consulting agreement dated June 1, 2001 between the Company and Emerald.

Pursuant to the Emerald Settlement Agreement and in order avoid the cost and uncertainty of litigation, the Company agreed to (i) the immediate payment of $700,000 to Emerald, (ii) payment of $22,000 per month for eighteen months beginning January 1, 2006, (iii) the issuance of 400,000 shares of common stock, (iv) options to purchase 1,100,000 shares of common stock at $0.78 per share until March 1, 2010 and (v) health insurance for Grossman and his family for the eighteen month period ending June 30, 2007 amounting to approximately $35,100. In return, Emerald and Grossman have executed a general release of all claims they may have against the Company. The Company has not paid any of this liability and has expensed $1,545,931 for the above settlement during the year ended December 31, 2005. The Company has recorded a liability of $1,131,100 and common stock and options to be issued valued at $774,220 as of December 31, 2005. On April 17, 2006, the Company and Emerald amended the Emerald Settlement Agreement so that the cash portion of the settlement would not be paid until such time as the Company receives new funds from any source.

On March 9, 2006, the Company entered into a final settlement agreement (the “Corval Settlement Agreement”) with Mark Olshenitsky related to the resolution of disputes under a consulting agreement dated April 14, 2003, between the Company and Corval International, Inc. (“Corval”).

Pursuant to the Corval Settlement Agreement and in order to avoid the cost and uncertainty of litigation, the Company agreed to issue 300,000 shares of Common Stock to Olshenitsky in return for a general release of all claims Corval and Olshenitsky may have against the Company. The Company has recorded a liability in the amount of $216,000 as of December 31, 2005.

NOTE 8 - DISCONTINUED OPERATIONS

On April 11, 2005, the Company entered into an agreement to sell certain assets of Helping Hands for $3,000,000 to Accredited Health and a formal closing for the sale, which was subject to only an orderly transition of the assets, occurred on May 22, 2005. Helping Hands was part of the New York Health Care segment.

In connection with the sale, the Company recognized an after tax gain of approximately $2.7 million on the transaction, net of taxes, which was included in net income from discontinued operations for the year ending December 31, 2005.

Operating results of our discontinued operations are shown below:

DISCONTINUED OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Net patient service revenue	$—	$1,709,623

Professional care of patients	$—	$1,174,594

General and administrative	$—	$454,122

Depreciation and amortization	$—	$11,717

Provision for taxes	$—	$3,903

Net income from discontinued
Operations	$—	$65,287

NOTE 9 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At March 31, 2006 and December 31, 2005, the Company has computed a deferred tax asset in the amount of approximately $5,238,000 and $5,138,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not more likely than not that such assets will be recognized in the foreseeable future. The valuation allowance increased by $100,000 during the three months ended March 31, 2006.

NOTE 10 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For The Three Months Ended
	March 31
	2006	2005

Supplemental cash flow disclosures:

Cash paid during the period for:

Interest	$7,863	$2,081

Income taxes	$24,168	$17,162

NOTE 11 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of March 31, 2006.

	New York	Bio-	Total
	Health Care	Balance	Consolidated

Three Months Ended March 31, 2006
Revenue:
Net patient service revenue	$11,966,614		11,966,614
Sales	—	—	—
Total revenue	$11,966,614	$—	$11,966,614

Net income (loss) from continuing operations	$1,059,745	$(1,300,637)	$(240,886)

Total assets	$15,352,616	$1,721,763	$17,074,379

Three Months Ended March 31, 2005
Revenue:
Net patient service revenue	$10,752,782	$—	$10,752,782
Sales	$—	$—	$—
Total revenue	$10,752,782	$—	$10,752,782

Net income (loss) from continuing operations	$4,593	$(1,018,963)	$(1,023,556)

Item 2: MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by the Company and its subsidiaries (“we”, “our”, or the “Company”), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other risks and uncertainties are disclosed in the Company’s prior SEC filings. These and many other factors could affect the Company’s future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update such statements.

All references to fiscal year apply to the Company’s fiscal year which ends on December 31, 2006.

Overview

We are currently engaged in two industry segments, the delivery of home healthcare services (sometimes referred to as the “home healthcare business”) and the development of proprietary biotherapeutic agents for the treatment of various gastrointestinal (“GI”) disorders, through our acquisition BioBalance.

The Company is a New York corporation incorporated in 1983. The Company’s principal executive office is 1850 McDonald Avenue, Brooklyn, New York 11223, telephone 718-375-6700. The Company intends to change its principal executive offices to the offices of BioBalance when and if the home healthcare business is sold.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and potential impairment of goodwill and other intanbgibles.. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes that there have been no significant changes, during the three month period ended March 31, 2006, to the items disclosed as critical accounting policies and estimates in Managements Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Revenues for the three months ended March 31, 2006 increased to approximately $11,967,000 from approximately $10,753,000 for the three months ended March 31, 2005. All of the revenues are generated from the home health care operations. The revenue in the home health care segment includes a reversal of debt from HRA in the amount of approximately $704,000 which relates to funds that HRA agreed not collect for their fiscal year 2002. The Company had previously accrued this amount as due to HRA.

Cost of professional care of patients for the three months ended March 31, 2006 increased to approximately $9,397,000 from approximately $8,849,000 for the three months ended March 31, 2005. As a percentage of revenue the cost of sales remained constant from period to period when taking into account the reversal of debt from HRA in the amount of $704,000.

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2006 decreased approximately 21% to approximately $2,024,000 from approximately $2,532,000 for the three months ended March 31, 2005. This decrease is due to the reduction of management costs at the home health care operations. Also included in the SG&A expenses is non-cash compensation expense in the amount of $38,213 for March 31, 2006.

Product development costs for the BioBalance segment for the three months ended March 31, 2006 were $637,000 as compared to $219,000 for the three months ended March 31, 2005.  The increase is due to the development work required for the IND for PROBACTRIX that the BioBalance received approval for Phase I/II testing on March 24, 2006.

The net loss of approximately $241,000 for the three months ended March 31, 2006, includes a net income of $1,060,000 from the operations of the home health care segment and offset by a net loss of $1,301,000 from the BioBalance segment, which to date has not generated any revenue. The home health care segment had a one time reversal of debt from HRA in the amount of approximately $704,000.

For the three months ended March 31, 2005 the operations of the home care segment showed a net income of $5,000 while the BioBalance segment had a net loss of $1,019,000, and net income from discontinued operations of $65,000.

Liquidity and Capital Resources

Home Health Care Segment

At March 31, 2006, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at March 31, 2006, are as follows:

Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations*	1,565,014	331,355	710,318	315,196	208,145
Purchase obligations	—	—	—	—	—
Total	$1,565,014	$331,355	$710,318	$315,196	$208,145

*
These leases also generally contain provisions allowing rental obligations to be accelerated upon default in the payment of rent or the performance of other lease obligations. These leases generally contain provisions for additional rent based upon increases in real estate taxes and other cost escalations. The lease for the new office space for BioBalance is included in the above chart.

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

Loans under this revolving credit loan facility, which expires in November 2006, may be used only for working capital of the Company’s home healthcare business and other costs arising in the ordinary course of that business. The Company’s obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the Company’s home healthcare business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of “qualified accounts receivable” of the Company’s home healthcare business and there are no events of default under the relevant loan documents subject to the lender’s right to reduce the borrowing base by applying a liquidity factor percentages formula based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors percentage formula results in 97% of qualified accounts receivable being part of the borrowing base. Accordingly, at December 31, 2005 the amount available for borrowing under this facility was $4,000,000. The agreement contains various restrictive covenants, which amongst other things, require that the Company maintain a minimum tangible net worth greater than $500,000. The Company utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

The Company has amended its loan agreement relating to the revolving credit facility to allow it to lend money to its BioBalance subsidiary if there is no loan outstanding under the revolving credit facility. The loan agreement has also been amended to allow the Company to invest money in BioBalance.

For the three months ended March 31, 2006, net cash used in operating activities was approximately $484,000 as compared to cash used by operating activities of approximately $419,000 during the three months ended March 31, 2005, an increase of $65,000. The $484,000 of cash used in operations for the three months ended March 31, 2006, was principally due to a increase in accounts receivable and an increase in prepaid expenses which was offset by an increase in due to HRA decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2006 totaled approximately $25,000 and consisted entirely of the acquisition of intangible assets.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the three months ended March 31, 2006, the DSO of the home care segment of the Company was 73, compared to 73 days for the three months ended March 31, 2005.

BioBalance Segment

As of March 31, 2006, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

As of March 31, 2006, BioBalance had cash on hand of approximately $202,273 all of which was available to fund operations. BioBalance estimates that its capital requirements for the remainder of 2006 will be approximately $4,000,000. This budget assumes that BioBalance will continue to operate using existing funds, proceeds from the health care operations, proceeds from the sale of the health care operations and/or the sale of additional securities.

Recent Accounting Pronouncements

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of FAS 154 does not have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS NO. 155, Accounting for Certain Hybrid Financial Instruments- An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes and obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC staff postponed implementation of SFAS No. 123 (R) and it is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The adoption of this statement will increase reported expenses and the magnitude of the impact is still being determined.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” or SFAS No. 153. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the"Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which remained in effect during the quarter ended March 31, 2006, there were no other changes during such quarter.

PART II.

ITEM 1 A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK HEALTH CARE, INC.

Date: May 22, 2006	By:	/s/ Dennis M. O'Donnell

Name: Dennis M. O'Donnell Title: President and Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002