Form 10-Q
period 2006-06-30
NEW YORK HEALTH CARE INC
filed 2006-08-14
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ________.

Commission File No. 1-12451

NEW YORK HEALTH CARE, INC.
(Exact name of registrant as specified in its charter)

New York	11-2636089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 McDonald Avenue, Brooklyn, New York	11223
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(212) 679-7778

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,482,722 (as of August 10, 2006)

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a) Our unaudited financial statements for the second quarter (six months ended June 30, 2006, are set forth below. See Item 2 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NEW YORK HEALTH CARE , INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	( Unaudited )	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$3,546,054	$5,522,088
Due from lending institution	350,107	198,941
Accounts receivable, net of allowance for uncollectible
amounts of $453,000 and $465,000 respectively	7,214,008	7,237,062
Unbilled services	33,082	122,110
Prepaid expenses and other current assets	1,047,323	388,463
Total current assets	12,190,574	13,468,664

Property and equipment, net	167,524	150,052
Goodwill, net	783,000	783,000
Other intangible assets, net	2,645,486	2,830,149
Other assets	130,312	57,212
Total assets	$15,916,896	$17,289,077

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued payroll	$634,878	$713,194
Accounts payable and accrued expenses	8,925,135	8,732,318
Due to HRA	6,088,273	6,159,912
Total current liabilities	15,648,286	15,605,424

Commitment and contingencies
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Class A Preferred,
590,375 shares authorized, -0- issued and outstanding at June 30,2006, and December 31, 2005	—	—
Common stock, $.01 par value, 100,000,000 shares authorized;
33,236,767 shares issued and 33,232,722 outstanding as of June 30, 2006
and December 31, 2005 respectively:	332,368	332,368
Additional paid-in capital	36,721,148	36,667,281
Common stock and options to be issued	990,220	990,220
Accumulated deficit	(37,765,653)	(36,296,743)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)
Total shareholders' equity	268,610	1,683,653
Total liabilities and shareholders' equity	$15,916,896	$17,289,077

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net patient service revenue	$11,018,270	$10,913,774	$22,984,884	$21,666,556

Expenses:
Professional care of patients	9,147,298	9,010,944	18,544,052	17,860,380
Gross Profit	1,870,972	1,902,830	4,440,832	3,806,176

General and administrative	2,242,323	1,940,116	4,228,161	4,472,114
Product development	723,219	528,843	1,398,356	748,813
Bad debts expense	—	248,704	—	283,704
Depreciation and amortization	166,641	161,421	330,369	321,645
Total operating expenses	3,132,183	2,879,084	5,956,886	5,826,276

Operating loss from continuing operations	(1,261,211)	(976,254)	(1,516,054)	(2,020,100)

Non-operating income (expenses):
Interest income	44,290	15,761	90,275	51,391
Interest expense	—	(1,178)	(7,863)	(3,259)
Non-operating income, net	44,290	14,583	82,412	48,132

Loss from continuing operations before provision for income taxes	(1,216,921)	(961,671)	(1,433,642)	(1,971,968)
Provision for income taxes	11,100	118,647	35,268	131,906

Loss from continuing operations	(1,228,021)	(1,080,318)	(1,468,910)	(2,103,874)

Discontinued operations:
Income (loss) from operations of discontinued
component (including gain on sale of assets
of $2,703,718 in 2005) net of tax paid of
$30, 549 and $34,452 respectively	—	2,683,159	—	2,748,446
Income (loss) from discontinued operations	—	2,683,159	—	2,748,446
Net income (loss)	$(1,228,021)	$1,602,841	$(1,468,910)	$644,572

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.04)	$(0.03)	$(0.04)	$(0.07)
Income (loss) from discontinued operations	$—	$0.08	$—	$0.09
Net income (loss)	$(0.04)	$0.05	$(0.04)	$0.02

Weighted and diluted average shares outstanding	33,232,722	32,947,265	33,232,722	30,536,785

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,468,910)	$644,572
Adjustments to reconcile net (loss) income to net cash
used in operations (excluding the effect of disposition)
Net gain from discontinued operations, net of taxes	—	(2,748,446)
Noncash compensation	53,867	1,645
Depreciation and amortization	330,369	321,645
Bad debts expense	—	283,704
Changes in operating assets and liabilities, net of effects of disposition
Increase in restricted cash	—	(150,000)
Decrease in accounts receivable
and unbilled services	112,082	(6,001)
(Increase) in prepaid expenses and other current assets	(658,860)	(620,092)
Decrease (Increase) in due from lending institution	(151,166)	470,542
Decrease (increase) in other assets	(73,100)	20,253
Increase (decrease) in accrued payroll	(78,316)	7,539
Increase in accounts payable and
accrued expenses	192,817	131,441
Increase (decrease) in due to HRA	(71,639)	267,065
Increase in taxes payable	—	52,361
Net cash used in operating activities of continuing operations	(1,812,856)	(1,323,772)
Net cash provided by operating activities of discontinued operations	—	58,849

Total cash used in operating activities	(1,812,856)	(1,264,923)

Cash flows from investing activities:
Acquisition of property and equipment	(43,370)	(53,606)
Acquisition of intangible assets	(119,808)	(28,222)
Net proceeds from sale of discontinued operations	—	2,916,567

Net cash (used in) provided by investing activities	(163,178)	2,834,739

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	4,197,396

Net (decrease) increase in cash and cash equivalents	(1,976,034)	5,767,212

Cash and cash equivalents at beginning of period	5,522,088	2,186,756
Cash and cash equivalents at end of period	$3,546,054	$7,953,968

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. (“New York Health Care”) was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corp. (“BioBalance”), a Delaware corporation, was formed in May 2001. BioBalance is a biopharmaceutical company focused on the development of treatments for gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is currently pursuing prescription drug development of its lead product, PROBACTRIX® for the prevention of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase II clinical trials. There can be no assurance that BioBalance will be successful in obtaining regulatory approval or in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the “Company”, “we”, “our” or similar pronouns, includes New York Health Care and its wholly-owned subsidiaries, BioBalance and NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare (“Helping Hands”). All financial information prior to the sale of the Company’s home healthcare operations in the State of New Jersey (“NJ Business”) has been restated in order to present the sale of the NJ Business as a discontinued operation. All significant inter-company balances and transactions have been eliminated.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The services contract between the Company and New York City constitutes a substantial portion of the Company’s homehealth care business. The services contract terminates upon an assignment of such contract, but would not terminate upon the sale of stock of the Company. Therefore, the Company intends to structure the sale of the home healthcare business as a stock sale to avoid the termination of the services contract with New York City. In order to structure the transaction as a stock sale, management believes that it will be necessary to reorganize the Company into a holding company structure. The reorganization of the Company into a holding company structure involves merging the Company into a wholly-owned subsidiary of BioBalance, the Company’s wholly-owned subsidiary. As a result of such transaction, all of the Company’s shareholders will exchange their shares of common stock in the Company for shares of common stock of BioBalance. Shareholder approval is required for each of the sale of the Company’s home healthcare business and the reorganization into a holding company structure. As a pre-condition to such transactions, the Company desires further assurances as to the tax-free nature of the reorganization. Accordingly, the Company plans to seek further guidance from the Internal Revenue Service. Following a preliminary meeting with the Internal Revenue Service, the Company feels confident that they will be able to obtain a favorable letter ruling in regard to a transaction. However, in order to apply for the letter ruling the Company will need to have a definitive agreement with a third party buyer for the healthcare business. The Company has instituted communications to ascertain the level of interest at Revival for buying the healthcare business under these conditions. If Revival is not interested, the Company will approach other third parties who previously expressed an interest in buying the home healthcare business. The Company will continue to operate the home healthcare operations in the ordinary course. There can be no assurance that the Company will enter into a definitive agreement or consummate the sale of the Company’s home healthcare business to Revival or any other third party.

On March 24, 2006, BioBalance received approval from the U.S. Food and Drug Administration (FDA) to begin Phase I/II U.S. clinical trials of its proprietary biotherapeutic agent, Probactrix, as a prescription drug for pouchitis. Pouchitis is a debilitating complication that can develop following corrective surgical treatment of ulcerative colitis, in which an ileal reservoir, or pouch, is constructed to enable normal bowel movements after removal of the diseased colon. This ileal reservoir can become inflamed, leading to debilitating gastrointestinal symptoms including diarrhea, incontinence, bleeding, fever and urgency. The cause of pouchitis is not known, though it is believed to result from an immune response to pathogenic bacteria in the pouch flora. There are no currently approved treatments for pouchitis. Current treatment involves short-term and occasionally chronic treatment with antibiotics.

The Phase I/II, randomized, placebo-controlled, multi-center study will be conducted in approximately 70 antibiotic-dependent pouchitis patients to demonstrate the ability of a prescription formulation of Probactrix to maintain symptomatic response of pouchitis symptoms after antibiotic withdrawal. The principal investigators of the trial are expected to be Darrell S. Pardi, MD, and William J. Sandborn, MD, of the Division of Gastroenterology at the Mayo Clinic in Rochester, Minnesota.

Mr. O’Donnell, the Company’s CEO, had a employment agreement with the Company which expired on May 6, 2006. The Company and Mr. O’Donnell are currently negotiating the renewal of his employment agreement. There is no assurance that such an agreement will be executed. In June 2006 the board awared Mr. O’Donnell a bonus in the amount of $112,500 according to the terms of his previous agreement.

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

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to losses from continuing operations for the three and six months ended June 30, 2006 and 2005, potential common stock attributable to options and warrants outstanding of 8,950,112 for the three and six months ended June 30, 2006 and 9,755,156 for the three and six months ended June 30, 2005 were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

June 30, 2006
	Gross Carrying Cost	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$2,706,337	$1,302,788	$1,403,549
Patents/trademarks	1,273,177	453,116	820,061
Non-compete agreement	770,000	442,750	327,250
Customer base	316,000	$221,374	$94,626
	$5,065,514	$2,420,028	$2,645,486

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

	June 30, 2006	December 31, 2005

Accounts payable	$844,797	$867,436
Accrued expenses	1,827,493	1,840,910
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits	5,121,745	4,892,872
	$8,925,135	$8,732,318

NOTE 5 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services (“G.E. Capital”) that expires November 29, 2006. The availability of the line of credit is based on a formula of eligible accounts receivable. The loan agreement relating to the line of credit (the “Loan Agreement”) was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this Loan Agreement. The Loan Agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of December 31, 2005, approximately $4,000,000 was available to the New York Health Care. Certain assets of New York Health Care collateralize the line of credit. The Loan Agreement contains various restrictive covenants which, among other things, require that New York Health Care maintain a minimum tangible net worth. Borrowings under the Loan Agreement bear interest at prime plus 1½% at June 30, 2006, (9.50%).

At June 30, 2006, there was an amount due from G.E. Capital of $350,107. This is due to a lockbox being used by the New York Health Care; all collections are deposited with G.E. Capital and then transferred to the New York Health Care’s bank account.

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

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model. Proforma results for the 2005 periods are as follows:

	For the three months ended June 30 2005	For the six months ended June 30 2005
Net income (loss), as reported	$1,602,841	$644,572
Less stock-based compensation expense determined under fair value method for all employee stock options, net of tax effect	$(125,907)	$(812,796)
Proforma net income (loss)	$1, 476,934	$(168,224)

Basic and diluted income (loss) per share, as reported	$0.05	$0.02
Basic and diluted income (loss) per share, pro forma	$0.04	$(0.01)

The weighted average fair value and assumptions used to estimate these values are as follows:

	For the Three Months Ended June 30 2005	For the Six Months Ended June 30 2005

Risk free interest rate	1.6—4.2%	1.6—4.2%
Expected volatility of common stock	88—102%	88—102%
Dividend yield	0%	0%
Expected option term	3-5 yrs	3-5 yrs

During the quarter ended June 30, 2006, no options were granted. During the six months ended June 30, 2006, the following options were granted to directors and to a consultant in accordance with the Company’s 2004 Performance Incentive Plan.

Grant Date	Number of Options	Exercise Price	Expiration Term
January 4, 2006	45,000	$0.78	5 yrs
March 6, 2006	1,100,000	$0.78	4 yrs

	For the Three Months Ended June 30 2006	For the Six Months Ended June 30 2006

Risk free interest rate	—	4.30%
Expected volatility of common stock	—	101%
Dividend yield	—	0%
Expected option term	—	3 yrs

The value of the 1,100,000 options granted on March 6, 2006, were accrued at December 31, 2005, in the amount of $ 462,220 as part of the total accrual for the settlement with Emerald Asset.

On July 17, 2006, subsequent to the balance sheet date, the Company issued 250,000 shares and 250,000 options at $0.57, to for investment relations services in accordance with terms of a contract signed on July 6, 2006. The options were valued at $90,375.

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company’s 2004 Incentive Plan, (the “Incentive Plan”). Under the terms of the Incentive Plan, up to 3,175,000 shares of common stock may be granted at June 30, 2006. The Incentive Plan is administered by the Compensation Committee which is appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

On March 26, 1996, the Company’s Board of Directors adopted the Performance Incentive Plan, (the “Option Plan”). The option plan has substantially the same terms as the Incentive Plan above.

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the six months ended June 30, 2006, is summarized as follows:

	Shares Under Options/Warrants	Weighted Average Exercise Price
Balance at January 1, 2006	7,906,778	$0.98

Options granted	1,145,000	0.78
Options cancelled/expired	(101,666)	1.10
Options exercised	—	—

Balance at June 30, 2006	8,950,112	$0.97

Options eligible for exercise at
June 30, 2006	8,900,112	$0.96

The following table summarizes information about options and warrants outstanding and exercisable at June 30, 2006.

Range of Exercise Price	Options/ Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Warrants Exercisable	Weighted Average Options Warrants Exercisable

$3.69	100,000	2.21	$3.69	100,000	$3.69
$3.22-3.47	48,387	1.51	3.31	48,387	3.31
$3.14	160,000	6.69	3.14	160,000	3.14
$3.00	33,900	0.42	3.00	33,900	3.00
$3.00	39,166	0.59	3.00	39,166	3.00
$2.55	75,333	1.92	2.55	75,333	2.55
$2.48	200,000	6.99	2.48	200,000	2.48
$2.44	6,667	1.92	2.44	6,667	2.44
$2.13	50,000	7.59	2.13	50,000	2.13
$1.50	51,333	2.48	1.50	51,333	1.50
$1.21	200,000	4.19	1.21	200,000	1.21
$1.20	105,000	4.17	1.20	105,000	1.20
$1.00	200,000	4.92	1.00	150,000	1.00
$0.97	66,667	3.37	0.97	66,667	0.97
$0.89	133,333	4.51	0.92	133,333	0.92
$0.84	75,000	8.94	0.84	75,000	0.84
$0.80	100,000	8.85	0.80	100,000	0.80
$0.78	5,726,993	3.66	0.78	5,726,993	0.78
$0.78	1,145,000	3.72	0.78	1,145,000	0.78
$0.75	133,333	4.03	0.75	133,333	0.75
$0.75	200,000	4.09	0.75	200,000	0.75
$0.50	100,000	8.21	0.50	100,000	0.50
	8,950,112	4.32	$0.97	8,900,112	$0.96

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

On March 6, 2006, the Company entered into a settlement agreement (the “Emerald Settlement Agreement”) with Emerald Asset Management, Inc. (“Emerald”) and Mr. Grossman related to the resolution of disputes under a consulting agreement dated June 1, 2001 between the Company and Emerald.

Pursuant to the Emerald Settlement Agreement and in order avoid the cost and uncertainty of litigation, the Company agreed to (i) the immediate payment of $700,000 to Emerald, (ii) payment of $22,000 per month for eighteen months beginning January 1, 2006, (iii) the issuance of 400,000 shares of common stock, (iv) options to purchase 1,100,000 shares of common stock at $0.78 per share until March 1, 2010 and (v) health insurance for Grossman and his family for the eighteen month period ending June 30, 2007 amounting to approximately $35,100. In return, Emerald and Grossman have executed a general release of all claims they may have against the Company. The Company has not paid any of this liability and has expensed $1,545,931 for the above settlement during the year ended December 31, 2005. The Company has recorded a liability of $1,131,100 and common stock and options to be issued valued at $774,220 as of December 31, 2005. On April 17, 2006, the Company and Emerald amended the Emerald Settlement Agreement so that the cash portion of the settlement would not be paid until such time as the Company receives new funds from any source. At June 30, 2006, the Company has not made any cash payment to Emerald or issued any stock or options called for under the settlement Agreement.

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

In connection with the sale, the Company recognized an after tax gain of approximately $2.7 million on the transaction, net of taxes, which was included in income from discontinued operations for the year ending December 31, 2005.

Operating results of our discontinued operations are shown below:

DISCONTINUED OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Net patient service revenue	$—	$978,253	$—	$2,687,876
Professional care of patients	—	690,661	—	1,865,255
General and administrative	—	277,602	—	731,724
Depreciation and amortization	—	—	—	11,717
Gain on sale of assets	—	(2,703,718)	—	(2,703,718)
Provision for taxes	—	30,549	—	34,452
Income from discontinued operations	$—	$2,683,159	$—	$2,748,446

NOTE 9 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At June 30, 2006 and December 31, 2005, the Company has computed a deferred tax asset in the amount of approximately $6,400,000 and $5,138,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not more likely than not that such assets will be recognized in the foreseeable future. The valuation allowance increased by $1,262,000 during the six months ended June 30, 2006.

NOTE 10 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For The Six Months Ended June 30
	2006	2005

Supplemental cash flow disclosures:

Cash paid during the period for:

Interest	$7,863	$3,259

Income taxes	$—	$40,888

NOTE 11 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home healthcare agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of June 30, 2006.

	New York HealthCare	BioBalance	Total Consolidated
Six Months Ended June 30, 2006
Revenue:
Net revenue	$22,984,884	$—	$22,984,884
Sales	—	—	—
Total revenue	$22,984,884	—	$22,984,884
Total Assets	$12,799,195	$3,117,701	$15,,916,896

Loss from continuing operations	$1,124,350	$(2,593,260)	$(1,468,910)

Six Months Ended June 30, 2005
Revenue:
Net revenue	$21,666,556	$—	$21,666,556
Sales	—	—	—
Total revenue	$21,666,556	$—	$21,666,556
Total assets	$15,313,417	$6,491,797	$21,805,214

Loss from continuing operations	$(119,750)	$(1,984,124)	$(2,103,874)

Three Months Ended June 30, 2006
Revenue:
Net revenue	$11,018,270	$—	$11,018,270
Sales	—	—	—
Total Revenue	$11,018,270	$—	$11,018,270

Loss from continuing operations	$64,602	$(1,292,623)	$(1,228,021)

Three Months Ended June 30, 2005
Revenue:	$10,913,774	$—	$10,913,774

Loss from continuing operations	$(115,160)	$(965,158)	$(1,080,318)

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and potential impairment of goodwill and other intangibles.. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes that there have been no significant changes, during the three month period ended June 30, 2006, to the items disclosed as critical accounting policies and estimates in Managements Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2005

The following table reflects the results of operations for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005 for each business segment.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	BioBalance Segment	Healthcare Segment	Total	BioBalance Segment	Healthcare Segment	Total

Revenues	$—	$11,018,270	$11,018,270	$—	$10,913,774	$10,913,774

Cost of patient care	—	9,147,298	9,147,298	—	9,010,944	9,010,944

SG&A	569,983	1,838,981	2,408,964	433,525	1,916,716	2,350,241

Product Development	723,219	—	723,219	528,843	—	528,843

Loss from continuing operations	$(1,292,623)	$64,602	$(1,228,021)	$(951,359)	$(128,959)	$(1,080,318)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	BioBalance Segment	Healthcare Segment	Total	BioBalance Segment	Healthcare Segment	Total

Revenues	$—	$22,984,884	$22,984,884	$—	$21,666,556	$21,666,556

Cost of patient care	—	18,544,052	18,544,052	—	17,860,380	17,860,380

SG&A	1,198,116	3,360,418	4,558,534	1,233,078	3,844,385	5,077,463

Product Development	1,398,356	—	1,398,356	748,813	—	748,813

Loss from continuing operations	$(2,593,260)	$1,124,350	$(1,468,910)	$(1,984,121)	$(119,750)	$(2,103,871)

The following analyses the breakdown of the operations between the two business segments of the home healthcare segment and the BioBalance segment.

BioBalance Segment

To date BioBalance has not generated any revenues and does not have any cost of sales expense.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2006, increased approximately 31% to approximately $570,000 from approximately $434,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, SG&A decreased 3% to approximately $1,198,000 from approximately $1,233,000 for the six months ended June 30, 2005. The decrease is primarily due to the transferring of certain costs to the corporate parent that relate to time spent on corporate matters by BioBalance personnel.

Product development costs for the BioBalance segment for the three months ended June 30, 2006, were $723,000 as compared to $529,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, product development costs were $1,398,000 as compared to $749,000 for the six months ended June 30, 2005. The increase is due to the development work required for the IND for PROBACTRIX that the BioBalance received approval for Phase I/II testing on March 24, 2006 and to support clinical trials being conducted overseas.

For the three months ended June 30, 2006, the operations of the BioBalance segment showed a loss from operations of $1,293,000 and for the three months ended June 30, 2005, showed a net loss of $951,000. For the six months ended June 30, 2006 the BioBalance segment had a loss from operations of $2,593,000, as compared to a loss from operations of $1,984,000 for the six months ended June 30, 2005.

Home Healthcare Segment

Revenues for the three months ended June 30, 2006 increased to approximately $11,018,000 from approximately $10,914,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, revenues increased to $22,985,000 from $21,667,000 at June 30, 2005. The revenue in the home health care segment includes a reversal of debt from HRA in the amount of approximately $704,000 in the quarter ended March 31, 2006, which relates to funds that HRA agreed not collect for their fiscal year 2002. The Company had previously accrued this amount as due to HRA.

Cost of professional care of patients for the three months ended June 30, 2006, increased to approximately $9,147,000 from approximately $9,011,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006 cost of professional care of patients increased to $18,544,000 from $17,860,000 at June 30, 2005. As a percentage of revenue the cost of sales remained constant from period to period for the three and six months when taking into account the reversal of debt from HRA in the amount of $704,000 for the six month period.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2006, decreased approximately 4% to approximately $1,838,000 from approximately $1,917,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, SG&A decreased 13 % to approximately $3,360,000 from approximately $3,844,000 for the six months ended June 30, 2005. This decrease is due to the reduction of personnel costs and general operating costs at the home health care operations.

The increase for operations for the home healthcare segment for the three months ended June 30, 2006, was approximately $64,000 as compared to a loss from operations of $129,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006 the income from the operations of the home health care segment was $1,124,000 as compared to a loss from operations of $120,000 for the six months ended June 30, 2005. The factors affecting the income of the home health care division were the sale of the New Jersey operations in the second quarter of 2005 and a one time reversal of debt from HRA in the amount of approximately $704,000 in the first quarter of 2006.

Liquidity and Capital Resources

Home Healthcare Segment

At June 30, 2006, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at June 30, 2006, are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3-5 years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations*	1,801,048	427,788	784,637	588,623	—
Purchase Obligations	—	—	—	—	—
Total	$1,801,048	$427,788	$784,637	$588,623	$—

* These leases also generally contain provisions allowing rental obligations to be accelerated upon default in the payment of rent or the performance of other lease obligations. These leases generally contain provisions for additional rent based upon increases in real estate taxes and other cost escalations. The lease for the office space for BioBalance is included in the above amounts.

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

Loans under this revolving credit loan facility, which expires in November 2006, may be used only for working capital of the New York Health Care’s home healthcare business and other costs arising in the ordinary course of that business. New York Health Care’s obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the New York Health Care’s home healthcare business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of “qualified accounts receivable” of the New York Health Care’s home healthcare business and there are no events of default under the relevant loan documents subject to the lender’s right to reduce the borrowing base by applying a liquidity factor percentages formula based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors percentage formula results in 97% of qualified accounts receivable being part of the borrowing base. Accordingly, at December 31, 2005 the amount available for borrowing under this facility was $4,000,000. The agreement contains various restrictive covenants, which amongst other things, require that the New York Health Care to maintain a minimum tangible net worth greater than $500,000. New York Health Care utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

New York Health Care has amended its loan agreement relating to the revolving credit facility to allow it to lend money to its BioBalance subsidiary if there is no loan outstanding under the revolving credit facility. The loan agreement has also been amended to allow the New York Health Care to invest money in BioBalance.

For the six months ended June 30, 2006, net cash used in operating activities was approximately $1,813,000 as compared to cash used by operating activities of approximately $1,324,000 during the six months ended June 30, 2005, an increase of $489,000. The $489,000 change was principally due to a increased net loss.

Net cash used in investing activities for the three months ended June 30, 2006 totaled approximately $163,000 and consisted principally of the acquisition of intangible assets.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the three months ended June 30, 2006, the DSO of the home care segment of the Company was 67, compared to 73 days for the three months ended June 30, 2005.

BioBalance Segment

As of June 30, 2006, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

As of June 30, 2006, BioBalance had cash on hand of approximately $170,606 all of which was available to fund operations. BioBalance estimates that its capital requirements for the remainder of 2006 will be approximately $5,335,000. This amount includes the cost of the Phase I/II clinical trial for the Company’s lead product PROBACTRIX that was approved on March 24, 2006. This estimate assumes that BioBalance will continue to operate using existing funds, proceeds from the healthcare operations, proceeds from the sale of the healthcare operations and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006.

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at June 30, 2006.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which remained in effect during the quarter ended June 30, 2006, there were no other changes during such quarter.

PART II.

ITEM 1 A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK HEALTH CARE, INC.

August 14, 2006	By:	/s/ Dennis M. O’Donnell
Dennis M. O’Donnell President and Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002