Form 10-Q
period 2006-09-30
NEW YORK HEALTH CARE INC
filed 2006-11-20
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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
Yes☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,482,722 (as of November 15, 2006)

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a) Our unaudited financial statements for the third quarter (nine months ended September 30, 2006), are set forth below. See Item 2 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE , INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	( Unaudited )	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$3,307,378	$5,522,088
Due from lending institution	130,269	198,941
Accounts receivable, net of allowance for uncollectible amounts of $418,000 and $465,000 respectively	7,235,618	7,237,062
Unbilled services	112,096	122,110
Prepaid expenses and other current assets	689,623	388,463
Total current assets	11,474,984	13,468,664

Property and equipment, net	154,206	150,052
Goodwill, net	783,000	783,000
Other intangible assets, net	2,651,423	2,830,149
Other assets	134,867	57,212
Total assets	$15,198,480	$17,289,077

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued payroll	$958,030	$713,194
Accounts payable and accrued expenses	8,448,991	8,732,318
Due to HRA	6,333,337	6,159,912
Total current liabilities	15,740,358	15,605,424

Commitment and contingencies
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Class A Preferred,
590,375 shares authorized, -0- issued and outstanding at September 30,2006, and December 31, 2005	-	-
Common stock, $.01 par value, 100,000,000 shares authorized;
33,486,767 shares issued and 33,482,722 outstanding as of September 30, 2006
and 33,236,767 shares issued and 33,232,722 outstanding as of December 31, 2005:	334,868	332,368
Additional paid-in capital	36,936,685	36,667,281
Common stock and options to be issued	990,220	990,220
Accumulated deficit	(38,794,178)	(36,296,743)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)
Total shareholders' equity	(541,878)	1,683,653
Total liabilities and shareholders' equity	$15,198,480	$17,289,077

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net patient service revenue	$11,095,345	$11,497,791	$34,080,229	$33,164,347

Expenses:
Professional care of patients	9,208,649	9,544,957	27,752,702	27,405,337
Gross Profit	1,886,696	1,952,834	6,327,527	5,759,010

General and administrative	2,269,828	4,562,993	6,551,861	9,035,107
Product development	517,294	1,000,701	1,861,783	1,749,514
Bad debts expense	-	103,354	-	387,058
Depreciation and amortization	171,080	161,319	501,448	482,964
Total operating expenses	2,958,202	5,828,367	8,915,092	11,654,643

Operating income (loss) from continuing operations	(1,071,506)	(3,875,533)	(2,587,565)	(5,895,633)

Non-operating income (expenses):
Interest income	42,986	12,750	133,261	64,141
Interest expense	-	(643)	(7,863)	(3,902)
Non-operating income, net	42,986	12,107	125,398	60,239

Income (loss) from continuing operations before	(1,028,520)	(3,863,426)	(2,462,167)	(5,835,394)
provision for income taxes
Provision for income taxes	-	(8,491)	35,268	123,415

Income (loss) from continuing operations	(1,028,520)	(3,854,935)	(2,497,435)	(5,958,809)

Discontinued operations:
Income (loss) from operations of discontinued component
(including gain on sale of assets of $2,703,718 in 2005) net
of tax of -0-, $30, 549 and -0-, $34,452 respectively	-	4,041	-	2,752,487
Net income (loss)	$(1,028,520)	$(3,850,894)	$(2,497,435)	$(3,206,322)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.12)	$(0.08)	$(0.19)
Income from discontinued operations	$-	$0.00	$-	$0.09
Net income (loss) per share:	$(0.03)	$(0.12)	$(0.08)	$(0.10)

Weighted and diluted average shares outstanding	33,408,546	33,232,722	33,291,546	31,445,306

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,497,435)	$(3,206,322)
Adjustments to reconcile net loss to net cash
used in operations (excluding the effect of disposition)
Net gain from discontinued operations, net of taxes	-	(2,752,487)
Noncash compensation	269,404	233,441
Depreciation and amortization	501,448	482,964
Bad debts expense	-	387,058
Changes in operating assets and liabilities, net of effects of disposition
Decrease in accounts receivable and unbilled services	11,458	472,507
(Increase) in prepaid expenses and other current assets	(301,160)	(32,849)
Decrease in due from lending institution	68,672	445,923
(Increase) decrease in other assets	(77,655)	20,253
Increase (decrease) in accrued payroll	244,836	(525,465)
(Decrease) increase in accounts payable and accrued expenses	(283,327)	258,568
Increase in due to HRA	173,425	602,380
Increase in taxes payable	-	-
Net cash used in operating activities of continuing operations	(1,890,334)	(3,614,029)
Net cash provided by operating activities of discontinued operations	-	62,890

Total cash used in operating activities	(1,890,334)	(3,551,139)

Cash flows from investing activities:
Acquisition of property and equipment	(43,371)	(46,067)
Acquisition of intangible assets	(283,505)	(39,519)
Net proceeds from sale of discontinued operations	-	2,916,567

Net cash (used in) provided by investing activities	(326,876)	2,830,981

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	2,500	4,197,396

Net (decrease) increase in cash and cash equivalents	(2,214,710)	3,477,238

Cash and cash equivalents at beginning of period	5,522,088	2,186,756
Cash and cash equivalents at end of period	$3,307,378	$5,663,994

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION, RECENT DEVELOPMENTS ANDN SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

As of September 30, 2006, BioBalance had cash on hand of approximately $40,836, all of which was available to fund operations. BioBalance estimates that its capital requirements for the remainder of 2006 will be approximately $1,500,000. This amount excludes the cost of the initial up front payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company’s lead product PROBACTRIX that will not be started in 2006. This estimate assumes that BioBalance will continue to operate using existing funds, proceeds from the healthcare operations, and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance’s needs. The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, if additional funding from outside sources is not obtained, the Company will begin shutting down the operations of BioBalance at the end of November 2006, and BioBalance will substantially cease all operations by the end of December 2006 due to a lack of operating funds. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to resume or continue operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 22, 2006, Mr. Stuart Ehrlich resigned his position as a director of the Company as previously reported in the Company’s form 8-K filed on September 25, 2006.

Mr. Dennis O’Donnell, the Company’s CEO, resigned his positions as CEO and a director of both the Company and its subsidiary, BioBalance Corporation, effective September 6, 2006 as previously reported in the Company’s form 8-K filed on September 12, 2006.

On August 21, 2006, the Company unilaterally rescinded the settlement agreement with Emerald Asset and Yitz Grossman, as reported in the Company’s form 8-K filed on March 8, 2006. As this action by the Board was taken without the consent of Emerald Asset and Yitz Grossman, the Company has continued to reflect the total settlement amount on its books as the settlement agreement may be subject to future litigation.

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

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 Fair Value Measurements. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this statement to its financial position.

In July 2006, the FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes and obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The Company feels implementation of this pronouncement will have no material effect on its financial statements.

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

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC staff postponed implementation of SFAS No. 123 (R) and it is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company adopted this statement as of January 1, 2006 (See Note 6).

NOTE 2 - LOSS PER SHARE:

Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to losses from continuing operations for the three and nine months ended September 30, 2006 and 2005, potential common stock attributable to options and warrants outstanding of 9,670,112 for the three and nine months ended September 30, 2006 and 8,885,156 for the three and nine months ended September 30, 2005 were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	September 30, 2006
	Gross Carrying Cost	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$2,706,337	$1,370,446	$1,335,891
Patents/trademarks	1,436,874	488,948	947,926
Non-compete agreement	770,000	481,250	288,750
Customer base	316,000	237,144	78,856
	$5,229,211	$2,577,788	$2,651,423

	December 31, 2005
	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Cost		Amount

Intellectual Property	$2,706,337	$1,167,474	$1,538,863
Patents/trademarks	1,153,369	392,501	760,868
Non-compete agreement	770,000	365,750	404,250
Customer base	316,000	189,832	126,168
	$4,945,706	$2,115,557	$2,830,149

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As part of the ongoing process of evaluating the Company’s intangible assets for impairment, the Company is in the process of evaluating the BioBalance intangibles in this regard for the possible shutdown of the BioBalance operations as described in Note 1.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at:

	September 30, 2006	December 31, 2005

Accounts payable	$731,470	$867,436
Accrued expenses	1,634,115	1,840,910
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits	4,952,306	4,892,872
	$8,448,991	$8,732,318

The accrued employee benefits include amounts that may or may not be due to HRA pending their yearly audit. When the audits are completed by HRA and the amounts are agreed upon with HRA the appropriate amounts will be reclassified as due to HRA.

NOTE 5 - LINE OF CREDIT:

New York Health Care has a $4,000,000 line of credit with G.E. Capital Health Care Financial Services (“G.E. Capital”) that expires November 29, 2006. The Company is currently in discussions with G.E. Capital to renew the line of credit. The availability of the line of credit is based on a formula of eligible accounts receivable. The loan agreement relating to the line of credit (the “Loan Agreement”) was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this Loan Agreement. The Loan Agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of September 30, 2005, approximately $4,000,000 was available to New York Health Care. Certain assets of New York Health Care collateralize the line of credit. The Loan Agreement contains various restrictive covenants which, among other things, require that New York Health Care maintain a minimum tangible net worth. Borrowings under the Loan Agreement bear interest at prime plus 1½% at September 30, 2006, (9.75%).

At September 30, 2006, and December 31, 2005, there was an amount due from G.E. Capital of $130,269 and $198,941 respectively. This is due to a lockbox being used by New York Health Care; all collections are deposited with G.E. Capital and then transferred to the New York Health Care’s bank account.

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

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model. Proforma results for the 2005 periods are as follows:

	For the three months ended September 30	For the nine months ended September 30
	2005	2005
Net income (loss), as reported	$(3,850,894)	$(3,206,322)
Less stock-based compensation expense determined under fair value method for all employee stock options, net of tax effect	(262,107)	(1,074,903)

Add back stock-based compensation	90,000	90,000
Proforma net income (loss)	$(4,023,001)	$(4,191,225)

Basic and diluted income (loss) per share, as reported	$(0.12)	$(0.10)
Basic and diluted income (loss) per share, pro forma	$(0.12)	$(0.13)

The weighted average fair value and assumptions used to estimate these values are as follows:

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	For the Three Months Ended September 30	For the Nine Months Ended September 30
	2005	2005
Risk free interest rate	1.6—4.2%	1.6—4.2%
Expected volatility of common stock	88—104%	88—104%
Dividend yield	0%	0%
Expected option term	3-5 yrs	3-5 yrs

During the quarter ended September 30, 2006, options were granted to two employees, a consultant and to three independent directors. During the nine months ended September 30, 2006, the following options were granted to directors, employees and consultants in accordance with the Company’s 2004 Performance Incentive Plan.

Grant Date	Number of Options	Exercise Price	Expiration Term
January 4, 2006	45,000	$0.78	5 yrs
March 6, 2006	1,100,000	$0.78	4 yrs
July 19, 2006	250,000	$0.57	5 yrs
July 27, 2006	20,000	$0.60	10 yrs
September 20, 2006	450,000	$0.37	5 yrs

The value of the options issued in the third quarter was calculated to be $215,537. The assumptions used to estimate these values are as follows:

	For the Three Months Ended September 30	For the Nine Months Ended September 30
	2006	2006

Risk free interest rate	4.76-5.06%	4.30-5.06%
Expected volatility of common stock	98-102%	97-102%
Dividend yield	0%	0%
Expected option term	5 yrs	3-5 yrs

The value of the 1,100,000 options granted on March 6, 2006, in accordance with the settlement agreement with Emerald Asset, were accrued at December 31, 2005, in the amount of $ 462,220. On August 21, 2006, the Company unilaterally rescinded the settlement agreement with Emerald Asset and Yitz Grossman, as reported in the Company’s form 8-K filed on March 8, 2006. As this action by the Board was taken without the consent of Emerald Asset and Yitz Grossman, the Company has continued to reflect the total settlement amount on its books as the settlement agreement may be subject to future litigation.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company’s 2004 Incentive Plan, (the “Incentive Plan”). Under the terms of the Incentive Plan, up to 2,455,000 shares of common stock remain to be granted at September 30, 2006. The Incentive Plan is administered by the Board of Directors. The Board determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

On March 26, 1996, the Company’s Board of Directors adopted the Performance Incentive Plan, (the “Option Plan”). The option plan has substantially the same terms as the Incentive Plan above.

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the nine months ended September 30, 2006, is summarized as follows:

	Shares Under	Weighted Average
	Options/Warrants	Exercise Price
Balance at January 1, 2006	7,906,778	$0.98

Options granted	1,865,000	0.65
Options cancelled/expired	(101,666)	0.81
Options exercised	-	-

Balance at September 30, 2006	9,670,112	$0.93

Options eligible for exercise at
September 30, 2006	9,670,112	$0.93

The following table summarizes information about options and warrants outstanding and exercisable at September 30, 2006.

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Options/ Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Warrants Exercisable	Weighted Average Options Warrants Exercisable

$3.69	100,000	1.96	$3.69	100,000	$3.69
$3.22-3.47	48,387	1.25	3.31	48,387	3.31
$3.14	160,000	6.44	3.14	160,000	3.14
$3.00	33,900	0.17	3.00	33,900	3.00
$3.00	39,166	0.33	3.00	39,166	3.00
$2.55	75,333	1.67	2.55	75,333	2.55
$2.48	200,000	6.74	2.48	200,000	2.48
$2.44	6,667	1.67	2.44	6,667	2.44
$2.13	50,000	7.33	2.13	50,000	2.13
$1.50	51,333	2.23	1.50	51,333	1.50
$1.21	150,000	3.92	1.21	150,000	1.21
$1.21	50,000	4.01	1.21	50,000	1.21
$1.20	105,000	3.92	1.20	105,000	1.20
$1.00	200,000	4.67	1.00	200,000	1.00
$0.97	66,667	3.12	0.97	66,667	0.97
$0.89	133,333	4.26	0.92	133,333	0.92
$0.84	75,000	8.68	0.84	75,000	0.84
$0.80	100,000	8.60	0.80	100,000	0.80
$0.78	5,726,993	3.41	0.78	5,726,993	0.78
$0.78	1,145,000	3.47	0.78	1,145,000	0.78
$0.75	133,333	3.78	0.75	133,333	0.75
$0.75	200,000	3.84	0.75	200,000	0.75
$0.60	20,000	9.83	0.60	20,000	0.60
$0.57	250,000	4.80	0.57	250,000	0.57
$0.50	100,000	7.86	0.50	100,000	0.50
$0.37	450,000	4.98	0.37	450,000	0.37

Total	9,670,112	4.34	0.93	9,670,112	0.93

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

On March 6, 2006, the Company entered into a settlement agreement (the “Emerald Settlement Agreement”) with Emerald Asset Management, Inc. (“Emerald”) and Yitz Grossman related to the resolution of disputes under a consulting agreement dated June 1, 2001 between the Company and Emerald.

Pursuant to the Emerald Settlement Agreement and in order to avoid the cost and uncertainty of litigation, the Company agreed to (i) the immediate payment of $700,000 to Emerald, (ii) payment of $22,000 per month for eighteen months beginning January 1, 2006, (iii) the issuance of 400,000 shares of common stock, (iv) options to purchase 1,100,000 shares of common stock at $0.78 per share until March 1, 2010 and (v) health insurance for Grossman and his family for the eighteen month period ending June 30, 2007 amounting to approximately $35,100. In return, Emerald and Grossman executed a general release of all claims they may have against the Company. The Company has not paid any of this liability and has expensed $1,545,931 for the above settlement during the year ended December 31, 2005. The Company recorded a liability of $1,131,100 and common stock and options to be issued valued at $774,220 as of December 31, 2005. On April 17, 2006, the Company and Emerald amended the Emerald Settlement Agreement so that the cash portion of the settlement would not be paid until such time as the Company receives new funds from any source. On August 21, 2006, the Company unilaterally rescinded the agreement with Emerald. However, the Company continues to carry the total amount of the settlement agreement on its books as Emerald Asset and Yitz Grossman did not consent to the rescission and the settlement may be the subject of future litigation.;

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 9, 2006, the Company entered into a final settlement agreement (the “Corval Settlement Agreement”) with Mark Olshenitsky related to the resolution of disputes under a consulting agreement dated April 14, 2003, between the Company and Corval International, Inc. (“Corval”).

Pursuant to the Corval Settlement Agreement and in order to avoid the cost and uncertainty of litigation, the Company agreed to issue 300,000 shares of Common Stock to Olshenitsky in return for a general release of all claims Corval and Olshenitsky may have against the Company. The Company has recorded an expense in the amount of $216,000 as of December 31, 2005.

NOTE 8 - DISCONTINUED OPERATIONS

On April 11, 2005, the Company entered into an agreement to sell certain assets of Helping Hands for $3,000,000 to Accredited Health and a formal closing for the sale, which was subject to only an orderly transition of the assets, occurred on May 22, 2005. Helping Hands was part of the New York Health Care segment.

In connection with the sale, the Company recognized an after tax gain of approximately $2.7 million on the transaction, net of taxes, which was included in income from discontinued operations for the year ended December 31, 2005.

Operating results of our discontinued operations are shown below:

DISCONTINUED OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
Net patient service revenue	$--	$--	$--	$2,689,082

Professional care of patients	--	--	--	1,862,788

General and administrative	--	--	--	730,155

Depreciation and amortization	--	--	--	11,717

Gain on sale of assets	--	--	--	(2,703,718)
Provision for taxes	--	--	--	35,653
Income from discontinued operations	$--	$--	$--	$2,752,487

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At September 30, 2006 and December 31, 2005, the Company has computed a deferred tax asset in the amount of approximately $6,138,000 and $5,138,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not more likely than not that such assets will be recognized in the foreseeable future. The valuation allowance increased by $1,000,000 during the nine months ended September 30, 2006.

NOTE 10 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For The Nine Months Ended
	September 30
	2006	2005
Supplemental cash flow disclosures:

Cash paid during the period for:

Interest	$7,863	$3,902

Income taxes	$35,268	$70,888

Supplemental Schedule of non-cash financing
Activity

The Company issued Placement agent Warrants
Part of the Private Placement Offering	$-	$624,705

NOTE 11 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home healthcare agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing therapeutic agents for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of September 30, 2006.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	New York Health Care	BioBalance	Total Consolidated
Nine Months Ended September 30, 2006
Revenue:
Net revenue	$34,080,229	$--	$34,080,229
Sales	--	--	--
Total revenue	$34,080,229	--	$34,080,229
Total Assets	$12,288,203	$2,910,277	$15,198,480

Income (loss) from continuing operations	$1,250,696	$(3,748,131)	$(2,497,435)

Nine Months Ended September 30, 2005
Revenue:
Net revenue	$33,164,347	$--	$33,164,347
Sales	--	--	--
Total revenue	$33,164,347	$--	$33,164,347
Total assets	$12,784,539	$5,278,654	$18,063,193

Loss from continuing operations	$(2,269,915)	$(3,688,894)	$(5,958,809)

Three Months Ended September 30, 2006
Revenue:
Net revenue	$11,095,345	$--	$11,095,345
Sales	--	--	--
Total Revenue	$11,095,345	$--	$11,095,345

Income (loss) from continuing operations	$126,350	$(1,154,870)	$(1,028,520)

Three Months Ended September 30, 2005
Revenue:	$11,497,791	$--	$11,497,791

Loss from continuing operations	$(2,105,165)	$(1,704,770)	$(3,854,935)

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company believes that there have been no significant changes, during the nine month period ended September 30, 2006, to the items disclosed as critical accounting policies and estimates in Managements Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared With Three and Nine Months Ended September 30, 2005

The following table reflects the results of operations for the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005 for each business segment.

The following analyzes the breakdown of the operations between the two business segments of the home healthcare segment and the BioBalance segment.

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005

	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$-	$11,095,345	$11,095,345	$-	$11,497,791	$11,497,791

Cost of patient care	-	9,208,649	9,208,649	-	9,544,957	9,544,957

SG&A	638,225	1,802,683	2,440,908	716,821	4,110,845	4,827,666
.
Product Development	517,294	-	517,294	1,000,701	-	1,000,701

Operating income from continuing operations	$(1,155,519)	$84,013	$(1,071,506)	$(1,704,773)	$(2,170,760)	$(3,875,533)

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005

	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$-	$34,080,229	$34,080,229	$-	$33,164,347	$33,164,347

Cost of patient care	-	27,752,702	27,752,702	-	27,405,337	27,405,337

SG&A	1,890,209	5,163,100	7,053,309	1,945,751	7,959,378	9,905,129

Product Development	1,861,783	-	1,861,783	1,749,514	-	1,749,514

Operating income (loss) from continuing operations	$(3,751,992)	$1,164,427	$(2,587,565)	$(3,688,894)	$(2,206,739)	$(5,895,633)

BioBalance Segment

To date BioBalance has not generated any revenues and does not have any cost of sales expense.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2006, decreased approximately 11.0% to approximately $638,000 from approximately $717,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, SG&A decreased 3.0% to approximately $1,890,000 from approximately $1,946,000 for the nine months ended September 30, 2005. The decrease is primarily due to the transferring of certain costs to the corporate parent that relate to time spent on corporate matters by BioBalance personnel and operational cost savings.

Product development costs for the BioBalance segment for the three months ended September 30, 2006, were $517,000 as compared to $1,001,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, product development costs were $1,862,000 as compared to $1,750,000 for the nine months ended September 30, 2005. The decrease in the three months ended September 30, 2006 was due to a reduction in activity while waiting for the funding of the IND trial. The increase for the nine months ended September 30, 2006, is due to the developmental work required for the IND for PROBACTRIX that the BioBalance received approval for Phase I/II testing on March 24, 2006 and to support clinical trials being conducted overseas.

For the three months ended September 30, 2006, the operations of the BioBalance segment showed loss from continuing operations of $1,156,000 and for the three months ended September 30, 2005, showed a net loss of $1,705,000. For the nine months ended September 30, 2006 the BioBalance segment had a loss from operations of $3,752,000, as compared to a loss from operations of $3,689,000 for the nine months ended September 30, 2005.

Home Healthcare Segment

Revenues for the three months ended September 30, 2006, decreased to approximately $11,095,000 from approximately $11,497,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, revenues increased to $34,080,000 from $33,164,000 at September 30, 2005. The revenue in the home health care segment includes a reversal of debt from HRA in the amount of approximately $704,000 in the quarter ended March 31, 2006, which relates to funds that HRA agreed not collect for their fiscal year 2002. The Company had previously accrued this amount as due to HRA.

Cost of professional care of patients for the three months ended September 30, 2006, decreased to approximately $9,209,000 from approximately $9,545,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, cost of professional care of patients increased to $27,753,000 from $27,405,000 at September 30, 2005. As a percentage of revenue the cost of sales remained relatively constant from period to period for the three and nine months when taking into account the reversal of debt from HRA in the amount of $704,000 for the nine month period.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2006, decreased approximately 56.0% to approximately $1,803,000 from approximately $4,111,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, SG&A decreased 35.0% to approximately $5,163,000 from approximately $7,959,000 for the nine months ended September 30, 2005. This decrease is due to the reduction in personnel costs, reductions of general operating costs at the home health care operations and the fact that in the third quarter of 2005 the Company made a one time settlement with the previous management of approximately $2,250,000.

The income from continuing operations for the home healthcare segment for the three months ended September 30, 2006, was approximately $84,000 as compared to a loss from operations of $2,171,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the income from continuing operations of the home health care segment was $1,164,000 as compared to a loss from operations of $2,207,000 for the nine months ended September 30, 2005. The factors affecting the income of the home health care division were the settlement with the previous management in the amount of $2,250,000 and a one time reversal of debt from HRA in the amount of approximately $704,000 in the first quarter of 2006.

Liquidity and Capital Resources

Home Healthcare Segment

At September 30, 2006, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at September 30, 2006, are as follows:

Payment due by period
		Less than		More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$--	$--	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating lease obligations*	1,758,771	445,876	820,886	492,009	--
Purchase Obligations	--	--	--	--	--
Total	$1,758,771	$445,876	$828,886	$492,009	$--

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

Loans under this revolving credit loan facility, which expires in November 2006, may be used only for working capital of the New York Health Care’s home healthcare business and other costs arising in the ordinary course of that business. New York Health Care’s obligations to pay the principal of, and interest on, loans advanced under this facility are secured by substantially all the assets of the New York Health Care’s home healthcare business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of “qualified accounts receivable” of the New York Health Care’s home healthcare business and there are no events of default under the relevant loan documents subject to the lender’s right to reduce the borrowing base by applying a liquidity factor percentages formula based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors percentage formula results in 97% of qualified accounts receivable being part of the borrowing base. Accordingly, at December 31, 2005 the amount available for borrowing under this facility was approximately $4,000,000. The agreement contains various restrictive covenants, which amongst other things, require that New York Health Care to maintain a minimum tangible net worth greater than $500,000. New York Health Care utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

New York Health Care has amended its loan agreement relating to the revolving credit facility to allow it to lend money to its BioBalance subsidiary if there is no loan outstanding under the revolving credit facility. The loan agreement has also been amended to allow the New York Health Care to invest money in BioBalance.

For the nine months ended September 30, 2006, cash used in operating activities was approximately $1,890,000 as compared to cash used by operating activities of approximately $3,551,000 during the nine months ended September 30, 2005, a decrease of $1,661,000.

Net cash used in investing activities for the nine months ended September 30, 2006 totaled approximately $327,000 and consisted principally of the acquisition of intangible assets.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the nine months ended September 30, 2006, the DSO of the home care segment of the Company was 70, compared to 81 days for the nine months ended September 30, 2005.

BioBalance Segment

As of September 30, 2006, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

As of September 30, 2006, BioBalance had cash on hand of approximately $41,000 all of which was available to fund operations. BioBalance estimates that its capital requirements for the remainder of 2006 will be approximately $1,500,000. This amount excludes the cost of the initial upfront payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company’s lead product PROBACTRIX that will not be started in 2006. This estimate assumes that BioBalance will continue to operate using existing funds, proceeds from the healthcare operations, and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 Fair Value Measurements. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this statement to its financial position.

In July 2006, the FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Acting Chief Executive Officer ("CEO") and Acting Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Acting Chief Executive Officer and Acting Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which remained in effect during the quarter ended September 30, 2006, there were no other changes during such quarter.

PART II.

ITEM 1 A. RISK FACTORS

In its Form 10-K for the year ended December 31, 2005, the Company listed various risk factors regarding both its health care operations and the BioBalance Business. Management of the Company has updated certain of those risk factors based on developments during the quarter ended September 30, 2006, as follows:

FAILURE TO SECURE ADDITIONAL FINANCING WOULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE

BioBalance must spend substantial amounts of working capital to develop, test, obtain the requisite regulatory approvals, manufacture and market its proposed product and establish the necessary relationships to implement its business plan. As of September 30, 2006, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

As of September 30, 2006, BioBalance had cash on hand of approximately $40,836, all of which was available to fund operations. BioBalance estimates that its capital requirements for the remainder of 2006 will be approximately $4,500,000. This amount includes the cost of the initial upfront payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company’s lead product PROBACTRIX that was approved on March 24, 2006. This estimate assumes that BioBalance will continue to operate using existing funds, proceeds from the healthcare operations, and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance’s needs. Accordingly, if additional funding from outside sources is not obtained, the Company will begin shutting down the operations of BioBalance at the end of November 2006, and BioBalance will substantially cease all operations by the end of December 2006 due to a lack of operating funds. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to resume or continue operations.

THE LOSS OF KEY EXECUTIVES OR CONSULTANTS OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD DAMAGE OUR BUSINESS

As previously reported by the Company in its Form 8-K filed with the Securities and Exchange Commission on September 12, 2006, Mr. Dennis O’Donnell, the Company’s President and Chief Executive Officer, acting Principal Financial Officer and a director, resigned from all of his positions with the Company effective September, 8, 2008. The Company has not selected a replacement for Mr. O’Donnell. Although Mr. Murry Englard is presently serving in the capacity of Acting Chief Executive Officer and Mr. Michael Nafash as Acting Principal Financial Officer of the Company, these positions are temporary for the purpose of completing and filing this report on form 10-Q. The Company is currently operating without a permanent replacement for either of those executive positions. There can be no assurance that the Company will be able to obtain the services of a qualified Chief Executive Officer or Chief Financial Officer in the near term, particularly in light of BioBalance’s prospective shutdown unless it receives funding to continue operations, as discussed above under the risk factor “Failure to Secure Additional Financing Would Result in Impaired Growth and Inability to Operate.”

THE UNILATERAL RECISION OF THE EMERALD SETTLEMENT AGREEMENT MAY RESULT IN FUTURE LITIGATION

The Company, reported in the Company’s form 8-K filed on August 21, 2006, that the Company had unilaterally rescinded the settlement between the Company and Emerald Asset and Yitz Grossman. The settlement agreement was originally entered into as reported in the Company’s form 8-K filed on March 6, 2006, and the related liability was recorded on the books of the Company at December 31, 2005, in the amount of $1,545,000. The rescission of the settlement by the Company was done without the consent of Emerald Asset and Yitz Grossman. Accordingly there may be future litigation brought against the Company by Emerald Asset and Yitz Grossman to seek enforcement of the agreement. The Company continues to retain the accrual for the settlement agreement on its books in its entirety. If there is litigation brought by Emerald Asset and Yitz Grossman to enforce the settlement agreement, there can be no assurance that at a future time the accrual that was recorded would be sufficient to offset amounts resulting from the future litigation. The Company would vigorously contest any claims by Emerald and Yitz Grossman, seeking to enforce the settlement agreement. However, there can be no assurance such efforts by the Company would be successful.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Acting Chief Executive Officer pursuant to 18 U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Principal Officer pursuant to 18 U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK HEALTH CARE, INC.

November 20, 2006	By:	/s/ Murry Englard
Acting Chief Executive Officer

Date:	By:	/s/ Michael Nafash
Acting Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Acting Chief Executive Officer pursuant to 18 U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Principal Officer pursuant to 18 U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002