Form 10-K
period 2006-12-31
NEW YORK HEALTH CARE INC
filed 2007-04-19
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ________.

Commission File No. 1-12451

NEW YORK HEALTH CARE, INC.
(Exact name of registrant as specified in its charter)

New York	11-2636089
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1850 McDonald Avenue, Brooklyn, New York	11223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	212-679-7778

Securities issued pursuant to Section 12(b) of the Act:	None

Name of exchange on
Title of each class	which registered

Securities registered pursuant	Common Stock $.01 par value
to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $ 20,424,000.

The number of shares outstanding of the registrant’s common stock, as of April 6, 2007: 33,536,267.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by New York Health Care, Inc. and its subsidiaries (“we,” “our,” or the “Company”), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations -“Risks and Uncertainties.” Other risks and uncertainties are disclosed in the Company’s prior SEC filings. These and many other factors could affect the Company’s future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update such statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report. All references to fiscal year apply to the Company’s fiscal year which ends on December 31, 2006.

Recent Developments:

On April 3, 2007, Michael Nafash resigned his position as a Director of the Company. Contemporaneously with his resignation, Mr. Nafash voluntarily agreed to relinquish options to acquire 75,000 shares of the Company’s Common Stock at $0.37 per share, which were granted to him on September 20, 2006.

As of December 31, 2006, the BioBalance Corporation, a subsidiary of the Company ("BioBalance"), had cash on hand of approximately $168,000, all of which was available to fund operations. BioBalance estimates that its capital requirements for 2007 will be approximately $5,000,000. This estimate includes the cost of an initial $3,000,000 up front payment for the Phase I/II clinical trial for the Company's lead product, PROBACTRIX. The balance of approximately $2,000,000 would be required for product development and maintenance and administrative overhead. This estimate assumes that BioBalance will continue to operate using existing funds and proceeds from the healthcare operations, and assumes that BioBalance will obtain access to third party funding, either through loans or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain such additional funding up to the present time, and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's 2007 capital needs. The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance will be operating on a substantially reduced budget starting in April 2007. BioBalance management has taken steps to secure the data from clinical trials and has authorized the production of a duplicate of the biological strain of ProBactrix to maintain its viability, pending the receipt of funding for the clinical studies discussed above. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000. Management is negotiating temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurance that the Company will be able to raise additional capital in the near term to allow BioBalance to resume full operations and undertake the Phase I/II clinical trial for PROBACTRIX.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and negative working capital raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in connection with this matter include the re-negotiation of its line of credit and actively seeking a buyer for all or part of the home health care operations.

BioBalance has also commenced preliminary studies regarding the use of PROBACTRIX in the treatment of Celiac disease (a dietary gluten intolerance). This study was conducted as a small scale pilot study which, while not providing data that is clinically or statistically useful in demonstrating efficacy, produced encouraging preliminary results. BioBalance intends to spend approximately $175,000 to $200,000 to fund the costs of clinical research and statistical analysis for a follow up study.

PART I

Item 1.  BUSINESS

OVERVIEW

We are currently engaged in two industry segments, the delivery of home healthcare services (sometimes referred to as the “home healthcare business”) and, since our acquisition of BioBalance in a merger transaction in January 2003 (treated for accounting purposes as a reverse acquisition of us by BioBalance), the development of proprietary biotherapeutic agents for the treatment of various gastrointestinal (“GI”) disorders. BioBalance is a wholly-owned subsidiary of the Company. For accounting purposes, BioBalance is considered to be the “accounting acquirer” in the transaction.

The Company is a New York corporation incorporated in 1983. The Company’s principal executive office is 1850 McDonald Avenue, Brooklyn, New York 11223, telephone 718-375-6700.

For more information as to the financial performance of our home healthcare and BioBalance business segments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 15 and 16 of Notes to Consolidated Financial Statements included elsewhere in this report.

HISTORY, DEVELOPMENT AND OVERVIEW

The Company was initially organized to act as a licensed home healthcare agency engaged primarily in supplying the services of paraprofessionals who provide a broad range of healthcare support services to patients in their homes.

The home healthcare business operates in all five boroughs of New York City and the counties of Nassau, Westchester, Rockland, Orange, Dutchess, Ulster, Putnam and Sullivan, in the State of New York. Services are supplied principally pursuant to contracts with healthcare institutions and governmental agencies, such as various county departments of social services, the New York City Human Resources Administration, Beth Abraham Long-Term Home Health Services, and Kingsbridge Medical Center. We sold our New Jersey home healthcare operations to Accredited Health on May 22, 2005.

BioBalance is a development stage biopharmaceutical company incorporated in Delaware in May 2001. BioBalance is focused on the development of innovative treatments for various gastrointestinal (GI) disorders with significant unmet needs. BioBalance has not generated any revenues to date other than income from short-term investment of the proceeds from stock offerings.

We believe that the PROBACTRIX offers a platform technology that could ultimately achieve regulatory approval for a wide range of GI indications. The product works by restoring the microbial balance within the GI tract by selective displacement of pathogenic bacteria and prevention of their re-colonization. Clinical studies independently conducted by Dr. Mark Pimentel in 2002 at Cedars-Sinai Medical Center in California have confirmed the direct link of pathogenic bacterial overgrowth with GI symptoms such as Irritable Bowel Syndrome (IBS). The Company believes that these studies support the rationale for the Company’s lead product to address a potential root cause of GI disease resulting in relief of symptoms with no significant side effects.

CORPORATE STRATEGY

We intend to pursue BioBalance’s business plan of developing PROBACTRIX® as a prescription drug for treating various gastrointestinal disorders, subject to the availability of funding. The Company intends to finance a portion of the continuing development of the BioBalance business, including its prescription drug development efforts, from existing cash and cash flow from the home healthcare business. Funding from outside sources will be needed for BioBalance’s remaining capital requirements. Potential outside sources include the sale of BioBalance equity, debt or convertible securities, third party financing and strategic partnering.

BIOBALANCE BUSINESS

Overview

BioBalance is a development stage biopharmaceutical company focused on the identification, licensing and development of novel treatments for GI disorders that we believe are poorly addressed by current therapies. These include pouchitis, irritable bowel syndrome (“IBS”), Crohn’s disease, ulcerative colitis, celiac disease, and C. difficile infections. We believe that our lead product candidate, PROBACTRIX, a probiotic,  can reduce symptoms of pouchitis, IBS and other GI disorders.

Our current efforts consist of identifying, licensing and developing products for GI diseases where current therapies are inadequate or may have significant side effects. Unlike conventional treatments, we believe that our lead product technology restores the microbial balance in the GI tract by displacing pathogenic bacteria and preventing their re-establishment. Clinical trials conducted independently at the Cedars-Sinai Medical Center in California have confirmed the direct link of pathogenic bacterial overgrowth with IBS symptoms. Therefore, we believe that our products may address an underlying root cause of many GI disorders in addition to providing symptom relief with no significant side effects.

Our lead development product, PROBACTRIX, is a proprietary strain of E.coli M-17 bacteria, which we plan to develop as a prescription drug treatment for pouchitis, IBS and other GI disorders. Prior studies have demonstrated that this product can reduce the symptoms of IBS and other GI disorders.

BioBalance is pursuing an accelerated regulatory approval for the use of PROBACTRIX in the U.S. by having filed an Investigational New Drug (“IND”) application with the FDA for the prevention and/or treatment of pouchitis. Pouchitis is a non-specific inflammation of the ileal reservoir, which can be a long-term problem for some patients. This usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Most pouchitis sufferers experience symptoms including steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are no drugs currently approved in the U.S. for pouchitis. We believe that current treatments being used “off-label” (including antibiotics) are often ineffective in relieving symptoms.

We plan to seek orphan drug designation for treatment of pouchitis. “Orphan drug” refers to a product that treats a rare disease affecting less than a specified number of persons (200,000 in the U.S.). FDA approval of an IND permits the sponsor to conduct clinical trials in humans in the United States.

BioBalance originally submitted the IND application for the pouchitis indication which was received by the FDA on January 2, 2005. On February 2, 2005, we were notified by the FDA that the IND was on clinical hold and that comments would be sent to us within approximately 30 days. Detailed comments were received on March 4, 2005. BioBalance’s regulatory and clinical advisors responded to these comments by submitting an IND Amendment with the FDA on December 15, 2005. The FDA responded on January 13, 2006 with additional comments which BioBalance addressed on February 22, 2006. On March 24, 2006, the FDA gave us clearance to proceed with the Phase I/II clinical trial. This study is currently on hold, pending the availability of third party funding, as described above under “Recent Developments”.

The patented formulation used for PROBACTRIX consists of a proprietary strain of non-pathogenic E.coli, derived from an organism that was originally isolated from the intestinal mircoflora of a healthy volunteer. The technology and the processes comprise conditions that preserve M-17 E.coli in the biologically active form. Patent applications have been filed by BioBalance for technology that could extend the product’s shelf life for two years or longer at room temperature. In addition, we received approval of the registration of PROBACTRIX as a registered trademark in the U.S. on March 1, 2005. Our intellectual property portfolio also includes rights to a combination of two patented Bacillus strains, B. subtilis and B. licheniformis.

We have contracted for the manufacture of PROBACTRIX with Benchmark Biolabs Inc. to satisfy our clinical trial needs in a state-of-the-art facility located in Lincoln, Nebraska.

Regulatory Strategy

Our current regulatory strategy involves pursuing accelerated approval for PROBACTRIX in the U.S. by filing an IND application for the prevention and/or treatment of pouchitis. There are currently no approved treatments for pouchitis. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage.

BioBalance originally planned to pursue marketing of PROBACTRIX as a medical food for IBS, given limited resources and the significant time required for prescription drug development. Industry studies indicate that it takes approximately eight to 10 years for the average prescription drug to progress from the IND filing to market introduction. However, following discussions with regulatory consultants and potential pharmaceutical licensees, it was determined that a shorter pathway to drug development through filing an IND for an orphan drug indication would be the most economically attractive course. This involved addressing pouchitis, a narrowly focused indication with unmet therapeutic needs, rather than IBS. Pouchitis also offered the potential for orphan drug designation and expedited FDA approval. We believe that we can achieve FDA approval for PROBACTRIX as a prescription drug to treat pouchitis in approximately four to five years from the date on which we are able to commence the Phase I/II clinical trials, dependent on our obtaining necessary funding. However, there is no assurance that we will be able to commence the clinical trials, that such trials will yield desired results, or that FDA approval will be granted in any event.

Upon receipt of funding, we plan to conduct double blind, placebo controlled studies now that we have obtained FDA approval of our IND for the pouchitis indication. The first step would involve a Phase I/II study in pouchitis patients. This study would likely be followed with a pivotal Phase III trial in approximately 50-75 pouchitis patients. No assurance can be given as to if or when approval can be obtained.

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

We also plan to explore licensing opportunities for a veterinary formulation of PROBACTRIX as an animal feed additive. We believe that a veterinary formulation of PROBACTRIX could be a potential replacement for antibiotics and/or animal growth hormones. This issue has generated significant worldwide attention as governments and consumer groups have called for the reduction or elimination of unnecessary antibiotics and growth hormones in farm animals. Based on studies conducted in Israel beginning in 1996 with a number of animal species, we believe that PROBACTRIX has a beneficial safety and efficacy profile as an animal feed additive. A veterinary formulation of PROBACTRIX was approved in Israel in 1998 as a veterinary feed additive. However, we can not assure you that we will ever license a veterinary formulation of PROBACTRIX as an animal feed product.

PRODUCTS

PROBACTRIX

Our initial product opportunity, PROBACTRIX, is a non-pathogenic probiotic, which we believe addresses the root cause of many GI disorders, including pouchitis, IBS, IBD and diarrhea, by inhibiting and replacing the growth of pathogenic bacteria and preventing their re-colonization. Studies conducted overseas in over 14,000 patients have documented the safety and efficacy profile of this ingredient.

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

The basic active component in PROBACTRIX is a selective strain of non-pathogenic E.coli bacteria, which is contained in a liquid suspension. This bacterium is a commonly represented species in the healthy microflora of humans and animals. It has been used for the preparation of Colibacterin, Bificon and other medicines and food supplements outside the U.S.

The research on PROBACTRIX originated in Russia from studies by Dr. Nellie Kelner-Padalka, a pediatrician and our scientific founder. These studies found liquid food supplements containing E.coli M-17 to be useful in treating intestinal infections of various origins. However, shelf life was short and the product had a strong odor that made it difficult for some patients to ingest. Dr. Kelner-Padalka later brought her studies to Israel where several technologies were used to expand the shelf life and improve the smell and taste.

As part of the regulatory approval process of E. coli M-17 in Russia, a scientific panel determined the product’s mechanism of action included the following:

•	Rapid suppression of pathogenic microorganisms and their repulsion.

•	Restoration of the normalization of the body’s immune system due to increased synthesis of immunoglobulin, interferon and activation of macrophages.

•	Stimulation of the enzyme complex (protease, amylase, lipase and cellulase), which helps to improve digestion.

•	Binding, neutralizing and withdrawing toxic substances (including heavy metals) from the body.

•	Improvement of the absorption of selected micronutrients including B-complex vitamins and essential amino acids.

The patented formulation used for PROBACTRIX consists of a proprietary strain of non-pathogenic E.coli, derived from an organism that was originally isolated from the intestinal microflora of healthy volunteers, which is preserved in a liquid extract formulation. The technology and the processes comprise conditions that preserve M-17 E. coli in the biologically active form. Additional patent applications have been filed by BioBalance for technology that could extend the product’s shelf life for two years or longer at room temperature.

Bacillus Product

We have acquired the rights to a combination of two Bacillus strains that has exhibited anti-inflammatory, anti-bacterial and anti-viral properties, which may be effective in treating a variety of GI diseases. We believe our Bacillus strains are therapeutically effective against rotavirus and campylobacter pathogens, which are the leading causes of infectious diarrhea. We believe this technology could also be effective in treating ulcerative colitis. There was a predecessor product (called Biosporin), based on the Bacillus strains acquired, which was approved in Russia. The study conducted by us to date was inconclusive regarding the usefulness or effectiveness of the strains in treating GI diseases. Therefore, we have elected not to pursue this project further at this time.

Prior Clinical Studies

The active ingredient in PROBACTRIX has undergone testing by more than 14,000 patients in controlled trials as well as case study reports and has demonstrated safety and efficacy in adults and children as young as six months old. The product has demonstrated effectiveness in a broad range of GI diseases and conditions including IBS, IBD, pouchitis, Crohn’s disease, ulcerative colitis and diarrhea caused by antibiotics, chemotherapy and travel.

Two clinical studies conducted independently at Cedars-Sinai Medical Center showed the link between IBS symptoms and pathogenic bacteria and support the rationale for the use of PROBACTRIX as an effective treatment for IBS.

Clinical studies conducted in Israel indicate that PROBACTRIX is effective at addressing various GI symptoms in both male and female patients with no significant side effects. Patients typically reported a marked reduction in abdominal symptoms. Two pilot studies have been completed in Israel with the current formulation. The first was an open label study conducted on 63 patients with IBS, who were unresponsive to other therapies, and 20 patients with Crohn’s disease. After four to six weeks of therapy, 52% of the IBS patients had an excellent response, 35% and 30% of the Crohn’s disease patients had an excellent and partial response, respectively, and no adverse events were observed.

An open-label trial, examining the impact of PROBACTRIX on patients with Crohn’s disease, reported that three of the eight patients experienced a marked reduction in abdominal symptoms, two dropped out, two experienced no improvement and one experienced a worsening of symptoms.

A randomized, double blind pilot study conducted by Tiomny, et. al. in 2003 reported that PROBACTRIX relieved major symptoms of IBS with no significant side effects. This study involved 20 patients, who were experiencing severe symptoms of diarrhea and constipation with a mean duration of eight years. Eight of the ten patients in the placebo group withdrew from the study due to lack of response. All ten patients in the treatment group completed the study. The treatment group experienced significant improvement in IBS symptom relief with no significant side effects.

We have completed a randomized, multi-center double blind, placebo-controlled, clinical trial in IBS patients to study the effectiveness of PROBACTRIX as a medical food. Sites for this study include Cornell Medical Center in New York City, St. Michael’s Hospital in Toronto, Canada, Bikur Cholim Hospital in Jerusalem, Israel, and Sourasky Medical Center in Tel Aviv, Israel. This data is currently undergoing statistical analysis.

Veterinary Application

Numerous clinical studies have been conducted in farm animals to support the use of PROBACTRIX as a veterinary feed additive to replace antibiotics and/or animal growth hormones. BioBalance believes that enough safety and efficacy data accumulated presents an attractive opportunity for licensing to leading animal health companies. Veterinary experts believe that repeated applications of antibiotics often leave animals weak and growth retarded. BioBalance believes that PROBACTRIX has a particularly high safety and efficacy profile in many different animal species. There are already probiotic products used today in the veterinary market but lack well-designed scientific studies. Significantly, PROBACTRIX has been studied for its use in preventing bacterial diarrhea in piglets and as a replacement for gentamycin and Advocin, which are most often used to treat diarrhea in these animals. We cannot provide any assurance that we will ever license a veterinary formulation of PROBACTRIX as a veterinary feed additive.

MANUFACTURING

During 2005, BioBalance transferred the manufacturing process of PROBACTRIX to Benchmark Biolabs, Inc. for pilot-lab production of clinical trial materials in a state-of-the-art facility located in Lincoln, Nebraska. BioBalance has not yet committed for commercial production of PROBACTRIX, since it will likely rely on a marketing/licensing partner for production. The process for growing E. coli and formulating the bacteria into a probiotic agent requires specialized fermentation facilities maintained and operated under FDA laboratory and good manufacturing procedure (“GMP”) requirements as a prescription drug product.

INTELLECTUAL PROPERTY

BioBalance uses a combination of patents, trademarks and trade secrets to protect its core technology. We have 14 patents issued in the U.S. and two patent applications filed and pending. The patent expiration dates range from 2020 to 2023. It has also filed patent applications covering application of its core technology in Japan, European, Korea, Canada, Australia, Mexico, Brazil, Poland, Russia and New Zealand. BioBalance is also pursuing additional patent applications relating to its core technology. On March 1, 2005, it received notification that PROBACTRIX was approved as a registered U.S. trademark.

BioBalance also previously acquired the global patent rights to a combination of two patented Bacillus strains (B. subtilis and B. licheniformis) (”NexGen Product Platform”) for $3,850,000 which included a one-time cash payment of $250,000 and one million shares of Common Stock of the Company valued at $3,600,000. See “Bacillus Product” above. At December 31, 2004 it was determined that the investment in the NexGen Product Platform was impaired and as a result of the impairment analysis, a total of $1,740,326 was expensed during the fourth quarter of 2004. The impairment was determined by an independent valuation firm using a discounted cash flow model. At the time, the impairment was felt necessary due to a number of factors including the acceleration of the Company’s efforts to obtain regulatory approval and take other action necessary to market PROBACTRIX as a prescription product, overall limited funding available to the Company to develop the Bacillus product and available management time. At December 31, 2005, the independent valuation firm determined that no additional impairment was warranted.

At December 31, 2006, management determined that the value of the NexGen Product Platform was impaired in its entirety due to inconclusive testing results. While management believes that further testing may prove the safety and efficacy of the NexGen Product Platform, a decision was made to devote all efforts and funds towards the development and clinical trials of ProBactrix, if, as and when further funding is received or a strategic partner joins the Company. Accordingly, management recorded an impairment loss of $926,322 (intellectual property $334,787; patents and trademarks $341,285 and; non-compete agreement $250,250) representing the entire unamortized balance of the NexGen Product Platform and has discontinued any further testing or development of the NexGen Product Platform at this time.

BIOBALANCE EMPLOYEES

At March 31, 2007, BioBalance had one employee and outsourced most of its clinical and regulatory needs through the use of part-time or full-time consultants. While BioBalance has no definitive plans with respect to the ultimate size of its workforce or persons who will fill specific positions, BioBalance plans to evaluate its staffing needs relative to research and development, product manufacturing and marketing and finance and administration and will seek to retain personnel as employees or consultants based on that evaluation.

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

Our services are provided principally by our staff of professionals and paraprofessionals (some are bilingual), who provide personal care to patients, and, to a lesser extent, by our staff of skilled nurses. Approximately 99% of our home health revenues in 2006 were attributable to services by our paraprofessional staff.

We are approved by New York State Department of Health for the training and certification of Home Health Aides and Personal Care Aides. In order to provide a qualified and reliable staff, we continuously recruit, train, provide continuing education for, and offer benefits and other programs to encourage retention of, our staff. Recruiting is conducted primarily through advertising, direct contact with community groups, employment programs, and the use of benefits programs designed to encourage new employee referrals by existing employees.

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

Our principal office retains functions necessary to ensure quality of patient care and to maximize financial efficiency. Services performed at the principal office include billing and collection, quality assurance, financial and accounting functions, policy and procedure development, system design and development, corporate development and marketing. We use financial reporting systems through which we monitor data for each branch office, including collections, revenues and staffing. Our systems also provide monthly, financial comparisons to prior periods and comparisons among our branch offices.

Referral Sources

We obtain patients primarily through contracts, referrals from hospitals, community-based healthcare institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of our net revenues in 2006. We generally conduct business with most of our institutional referral sources under one-year contracts that fix the rates and terms of all referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to us and we bill the referral sources for services provided to patients. Approximately 60 such contracts were in effect and active as of December 31, 2006.

One or more referring institutions have accounted for more than 5% of our net revenues during our last fiscal year, as set forth in the following table:

Referring Institution	Percentage of Net Revenues 2006

New York City Medicaid (HRA)	55.2%
Guildnet Inc.	6.3%
Beth Abraham Long Term Home Health Program	6.7%
Kingsbridge Heights Rehabilitation Center	4.9%

Overall, our 10 largest referring institutions accounted for approximately 88.7% of net revenues for 2006.

Days Sales Outstanding (“DSO”) is a measure of the average number of days required for the Company to collect accounts receivable, calculated from the date services are billed. For the year ended December 31, 2006 the Company's DSO were 58.

Reimbursement

We are reimbursed for services, primarily by referring institutions, such as healthcare institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State Medicaid programs constitute our largest reimbursement sources, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of our referring institutions. For 2006, payments from referring institutions that receive direct payments from Medicare and Medicaid, together with direct reimbursement to us from Medicaid, accounted for approximately 99% of net revenues. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 1% of net revenue for 2006.

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

We believe that we have developed and implemented service standards that comply with or exceed the service standards required by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). In May 2006, the New York offices of the Company received full accreditation from the Joint Commission; this accreditation expires in September 2009.

Sales and Marketing

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

We are licensed by New York State as a home care services agency. New York State law requires approval by the New York State Public Health Council ("Council") of any change in "the controlling person" of an operator of a licensed home care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns controls or holds the power to vote 10% or more of the voting securities of the LHCSA. A person seeking approval as a controlling person of a LHCSA, or of an entity that is the operator of a LHCSA, must, in most cases, file an application for Council approval prior to becoming a controlling person.

We are subject to federal and state laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs. The federal Medicare and Medicaid legislation contains anti-kickback provisions, which prohibit any remuneration in return for the referral of Medicare and Medicaid patients or for purchasing or leasing equipment or services that are paid for in whole or in part by Medicare or Medicaid. Courts have, to date, interpreted these anti-kickbacks laws to apply to a broad range of financial relationships. Violations of these provisions may result in civil and criminal penalties, including fines of up to $15,000 for each separate service billed to Medicare or Medicaid in violation of the anti-kickback provisions, exclusion from participation in the Medicare and state health programs such as Medicaid and imprisonment for up to five years.

The Medicare and Medicaid anti-kickback provisions of the Social Security Act are broadly worded and often vague, and the future interpretation of these provisions and their applicability to our operations cannot be fully predicted with certainty. Any non-compliance or violation could have a material adverse effect on our home healthcare business.

Federal laws to which we are subject also include the broadly worded fraud and abuse provisions of the Social Security Act that are applicable to the Medicare and Medicaid programs, which prohibit various transactions involving Medicare or Medicaid covered patients or services. Among other things, these provisions restrict referrals by physicians for certain designated health services, including home health care, to entities with which the physician or the physician's immediate family member has a "financial relationship". Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. The future interpretation of these provisions and their applicability to our operations cannot be predicted.

New York also has statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with healthcare providers that, while similar in many respects to the federal legislation, are often vague and have infrequently been interpreted by courts or regulatory agencies. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties.

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

Competition

The home healthcare market is highly fragmented and significant competitors are often localized in particular geographical markets. Our largest competitors include Premiere Health Services, National Home Health Care Corp., Patient Care, Inc., and Personal Touch Home Care Services, Inc. The home healthcare business is marked by low entry costs so that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future. Some of the companies with which we presently compete in home healthcare have substantially greater financial and human resources than we do. We also compete with many other small temporary medical staffing agencies.

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

The United States healthcare industry generally faces a shortage of qualified personnel. Accordingly, we experience intense competition from other companies in recruiting healthcare personnel for our home healthcare operations. Our success to date has depended, to a significant degree, on our ability to recruit and retain qualified healthcare personnel. Most of the registered and licensed nurses and healthcare paraprofessionals who we employ are also registered with, and may accept placements from time to time through, our competitors. We believe we are able to compete for nursing and paraprofessional personnel by recruitment through newspaper advertisements, work fairs/job fairs, flexible work schedules and competitive compensation arrangements. We cannot assure you, however, that we will be able to continue to attract and retain sufficient qualified personnel. The inability to either attract or retain such qualified personnel would have a material adverse effect on our business.

HOME HEALTH CARE EMPLOYEES

At March 31, 2007, our home healthcare business had 1,783 employees, of whom sixty four are salaried, including one division officer, a controller, seven administrators/branch managers, ten nurses, three accounting staff, sixteen clerical staff, and twenty one field staff supervisors. The remaining 1,718 employees are paid on an hourly basis and consist of professional and paraprofessional staff.

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

Risks Relating to the BioBalance Business

BIOBALANCE IS A DEVELOPMENT STAGE COMPANY, HAS GENERATED NO REVENUES TO DATE AND HAS A LIMITED OPERATING HISTORY UPON WHICH IT MAY BE EVALUATED.

BioBalance was incorporated in May 2001, has generated no revenues from operations, and has no meaningful assets other than its intellectual property rights and $168,000 in available cash at December 31, 2006. BioBalance faces all of the risks inherent in a new business and those risks specifically inherent in the business of developing, testing, obtaining regulatory approvals for, manufacturing, commercializing and selling a new prescription drug product, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that BioBalance will be able to generate revenues or profits from operation of its business or that BioBalance will be able to generate or sustain profitability in the future.

FAILURE TO SECURE ADDITIONAL FINANCING WOULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE.

BioBalance will be required to expend substantial amounts of working capital in order to develop, test, obtain the requisite regulatory approvals, manufacture and market its proposed product and establish the necessary relationships to implement its business plan. At December 31, 2006, BioBalance had available cash in the amount of $168,000. For the year ended December 31, 2006, BioBalance’s operations were funded entirely by capital from the Company’s health care operations. For the year ending December 31, 2007, BioBalance will be entirely dependent on existing cash, working capital from the health care operations, and its ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. See “Recent Developments”. If BioBalance fails to obtain additional financing, BioBalance's clinical and regulatory programs will need to be further scaled back, suspended or cancelled. BioBalance has no firm agreements or arrangements with respect to any such financing and we cannot assure you that any needed funds will be available to BioBalance on acceptable terms or at all. The inability to obtain sufficient funding of BioBalance’s operations in the immediate future could cause BioBalance to curtail or cease its operations.

THE LOSS OF KEY EXECUTIVES OR CONSULTANTS OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD DAMAGE OUR BUSINESS

Because of the highly technical nature of our BioBalance business, we depend greatly on attracting and retaining experienced management and highly qualified and trained scientific personnel.

As previously reported by the Company in its Form 8-K filed with the Securities and Exchange Commission on September 12, 2006, Mr. Dennis O'Donnell, the Company's President and Chief Executive Officer, acting Principal Financial Officer and a director, resigned from all of his positions with the Company effective September 8, 2006. The Company has not selected a replacement for Mr. O'Donnell. Although Mr. Murry Englard is presently serving in the capacity of Acting Chief Executive Officer and Mr. Stewart Robinson as temporary Principal Financial Officer, these positions are temporary for the purpose of completing and filing this report on Form 10-K. The Company is currently operating without a permanent replacement for either of those executive positions. There can be no assurance that the Company will be able to obtain the services of a qualified Chief Executive Officer or Chief Financial Officer in the near term, particularly in light of BioBalance's current financial situation, as discussed above under the risk factor “Failure to Secure Additional Financing Would Result in Impaired Growth and Inability to Operate.”

We compete with other companies intensely for qualified and well trained professionals in our industry. If we cannot hire or retain, and effectively integrate, a sufficient number of qualified scientists and experienced professionals, this will have a material adverse effect on our capacity to sustain and grow our business and develop our products through the clinical trial process and otherwise.

THE UNILATERAL RESCISSION OF THE EMERALD SETTLEMENT AGREEMENT MAY RESULT IN FUTURE LITIGATION

The Company reported in the Company's Form 8-K filed on August 21, 2006 that the Company had unilaterally rescinded the settlement between the Company and Emerald Asset and Yitz Grossman. The settlement agreement was originally entered into as reported in the Company's Form 8-K filed on March 6, 2006, and the related liability was recorded on the books of the Company at December 31, 2005, in the amount of $1,545,000. The rescission of the settlement by the Company was done without the consent of Emerald Asset and Yitz Grossman. Accordingly there may be future litigation brought against the Company by Emerald Asset and Yitz Grossman to seek enforcement of the agreement. The Company continues to retain the accrual for the settlement agreement on its books in its entirety. If there is litigation brought by Emerald Asset and Yitz Grossman to enforce the settlement agreement, there can be no assurance that at a future time the accrual that was recorded would be sufficient to offset amounts resulting from the future litigation. The Company would vigorously contest any claims by Emerald and Yitz Grossman seeking to enforce the settlement agreement. However, there can be no assurance such efforts by the Company would be successful.

BIOBALANCE’S PRODUCTS ARE IN DEVELOPMENT AND MAY NOT SATISFY REGULATORY REQUIREMENTS OR BECOME COMMERCIALLY VIABLE.

The products that we are currently developing will require additional development, testing, and investment in order to market them as prescription drugs. We cannot be sure that our product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that we will satisfy Good Laboratory Procedures (“GLP”), medical food or prescription drug requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful. We have conducted anecdotal and pre-clinical trials and are conducting an IBS medical food clinical trial for our initial product and have established GRAS (Generally Recognized As Safe) status to date. The results of these pre-clinical and anecdotal trials on products under development are not necessarily predictive of results that will be obtained from large scale clinical testing. We cannot be sure that clinical trials of the products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with drugs of any product developed by BioBalance may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug product under development could delay or prevent regulatory approval, where required, and delay or prevent commercial sale of the product, any of which could have a material adverse effect on BioBalance. We may encounter difficulties in manufacturing, process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals and commercialization of our product, or cause negative financial and competitive consequences. We cannot assure you that PROBACTRIX or any other product will be successfully developed, be developed on a timely basis or prove to be more effective than competing products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of PROBACTRIX or any other product, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on us.

POTENTIAL FAILURE OF PLANNED CLINICAL TRIALS TO PRODUCE STATISTICALLY SIGNIFICANT DATA COULD IMPAIR OUR ABILITY TO OBTAIN REGULATORY APPROVAL AND DEVELOP, MANUFACTURE AND SUCCESSFULLY MARKET OUR PRODUCTS.

There still is substantial risk that the studies that we are planning will not yield sufficient statistically significant data to make strong marketing claims. This could impede our ability to obtain FDA approval for our products and, even if approval is obtained, would adversely affect marketing efforts to the medical community, which is traditionally resistant to new treatments unless supported by statistically significant data before recommending it to patients.

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

THE VALIDITY OF PATENTS COVERING PHARMACEUTICAL AND BIOTECHNOLOGICAL INVENTIONS AND THE SCOPE OF INTELLECTUAL PROPERTY CLAIMS MADE UNDER SUCH PATENTS IS UNCERTAIN; FAILURE TO SECURE NECESSARY PATENTS COULD IMPAIR OUR ABILITY TO PRODUCE AND MARKET OUR PRODUCTS.

There is no consistent policy regarding the breadth of intellectual property claims permitted in specialty pharmaceutical and biotechnology patents. In addition, patents may have been granted, or may be granted, to others covering products or processes that we need, or may need, for testing and developing our products. If our products or processes infringe upon patents held by third parties, or otherwise impermissibly utilize the intellectual property of others, we might be unable to develop, manufacture, or sell our products. In such event, we may be required to obtain licenses to from third parties to use such intellectual property. We cannot be sure that we will be able to obtain such licenses on acceptable terms, or at all.

FAILURE TO DEVELOP, OR CONTRACT FOR, AN ADEQUATE SALES AND MARKETING ORGANIZATION, OR PARTNER WITH A LARGER PHARMACEUTICAL COMPANY WOULD RESULT IN THE INABILITY TO MARKET AND SELL OUR PRODUCT.

To market any of our products directly, we would have to develop a substantial marketing and sales force. Alternatively, we may, for certain products, attempt to obtain the assistance of larger pharmaceutical companies with established distributions systems and direct sales forces. We do not know if we will be able to enter into agreements with other companies to assist in the marketing and sales of our products. If we are not able to sustain such marketing efforts, we may license marketing rights to a third party. However, we cannot be sure that we would be able to locate a qualified marketer or distributor or enter into any such agreement on reasonable terms or at all.

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

POTENTIAL SIDE EFFECTS OF OUR PRODUCT COULD IMPAIR OUR ABILITY TO CONTINUE CLINICAL TRIALS, OBTAIN REGULATORY APPROVAL, OR SUCCESSFULLY MARKET OUR PRODUCTS.

Although no significant side effects of our products have been demonstrated, it is possible that, any time during clinical trials or patient usage, side effects may be encountered. If they are common enough or significant enough, this could result in the termination of our clinical trials, denial of FDA approval, the inability to market and sell our products, our products being withdrawn from the market, or liability claims being asserted against us.

OUR PRODUCTS MAY NOT BE ACCEPTED BY PHYSICIANS, PATIENTS OR THIRD PARTY PAYERS.

Patients, doctors and third-party payers must accept our products as medically useful and cost-effective for us to be successful. Doctors and patients are very important constituents because they directly make all medical decisions. Third party payers are also very important because they pay for a major portion of all medical care expenses. Third party payers consist of health maintenance organizations (“HMOs”), health insurers, managed care providers, Medicare and Medicaid, and their equivalent organizations in jurisdictions outside the U.S. In order to achieve our sales targets in the jurisdictions in which we intend to sell our products, we must educate patients, doctors and third-party payers on the benefits of our products. We cannot assure you that patients, doctors or third-party payers will accept our products, even if approved for marketing, on a timely basis.

GOVERNMENT AND PRIVATE INSURANCE PLANS MAY NOT PAY FOR OUR PRODUCTS.

The success of our products in the United States and other significant markets will depend, in part, upon the extent to which a consumer will be able to obtain reimbursement for the cost of such product from governmental authorities, third-party payers and other organizations. We cannot determine in advance the reimbursement status of newly approved therapeutic products. Even if a product is approved for marketing, we cannot be sure that adequate reimbursement will be available. Also, future legislation or regulation, or related announcements or developments, concerning the healthcare industry, or third party or governmental coverage and reimbursement, may adversely affect our business. In particular, legislation or regulation limiting consumers' reimbursement rights could have a material adverse effect on our business and revenues.

WE MAY LOSE ANY TECHNOLOGICAL ADVANTAGE BECAUSE PHARMACEUTICAL RESEARCH TECHNOLOGIES CHANGE RAPIDLY.

The pharmaceutical research field is characterized by rapid technological progress and intense competition. As a result, our business strategy may not be successful and our products may not reach the marketplace or be saleable Businesses, academic institutions, governmental agencies, and other public and private research organizations, are conducting research to develop technologies that may compete with those of BioBalance. It is possible that competitors could acquire or develop technologies that would render our technology obsolete or noncompetitive. We cannot be certain that we will be able to access the same technologies at an acceptable price, or at all.

WE MAY NOT BE ABLE TO PROCURE REQUIRED INSURANCE COVERAGE.

We will need to procure liability insurance coverage required by clinical investigators, patients and other third parties with respect to future clinical studies. There can be no assurance that such coverage will be available to the Company or that, even if available, the Company will be able to bear the expense of such insurance coverage. Absent such coverage, the Company will not be able to perform required clinical studies.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS WHICH COULD RESULT IN SIGNIFICANT LOSSES AND ADVERSE PRODUCT PUBLICITY.

BioBalance, like any other manufacturer of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims and negative publicity in the event that the use of its product results in injury. We face the risk that materials used in the manufacture of the final product may be contaminated with substances that may cause sickness or injury to persons who have used the products, or that sickness or injury to persons may occur if the product distributed by us is ingested in dosages that exceed the dosage recommended on the product label. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on our business. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding any future insurance coverage, could have a material adverse effect on our business. Additionally, we are highly dependent upon consumers' perception of the safety and quality of our product as well as similar products distributed by other companies. Thus, the mere publication of reports and negative publicity asserting that our products, or similar products of others, may be harmful could have a material adverse effect on our business, regardless of whether such reports are scientifically supported, regardless of whether the harmful effects would be present at the dosages recommended for such products, and regardless of whether such adverse effects resulted from failure to consume the product as directed.

INTENSE COMPETITION MAY RESULT IN OUR INABILITY TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

The pharmaceutical industry is highly competitive. Numerous companies, many of which are significantly larger than us, and which have greater financial, personnel, distribution and other resources than us and may be better able to withstand volatile market conditions, will compete with us in the development, manufacture and marketing of probiotics for the treatment of IBS or other GI disorders. There can be no assurance that national or international companies will not seek to enter or increase their presence in the industry. In addition, large nationally known companies (such as Novartis and GlaxoSmithKline) are in competition with us in this segment, and they have already spent millions of dollars to develop treatments for IBS or other GI disorders. Current or increased competition could have a material adverse effect on our business, as many of our competitors have far greater financial and other resources and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

RISKS RELATING TO THE HOME HEALTHCARE BUSINESS

RECENT RULING REGARDING COMPANIONSHIP SERVICES EXEMPTION MAY IMPACT OUR ABILITY TO PROVIDE HEALTHCARE SERVICES.

On July 22, 2004, the federal Second Circuit Court of Appeals issued a ruling on the applicability to paraprofessional field staff in New York of the Fair Labor Standards Act “companionship services” exemption from minimum wage and overtime requirements. Home care providers have long relied on this exemption to provide compensation to home care aides and personal care workers with the expectation that there is no obligation under federal laws for overtime pay. In September 2004, a request for a rehearing was submitted en banc for the full Court. On January 13, 2005, the Court rejected the request for a rehearing on the issue.

The issue was submitted to the Supreme Court and, on January 23, 2006, the Supreme Court granted a writ of certiorari, vacated the judgment and remanded the case to the Second Circuit Court of Appeals to reconsider its decision in light of the memorandum issued by the U.S. Department of Labor on December 1, 2005. In that memo, the DOL stated that it considers its regulations allowing the companionship exemption to be used by third party employers to be “authoritative and legally binding”. The Second Circuit Court of Appeals reconsidered and, on August 31, 2006, reaffirmed its decision. The Supreme Court again granted a writ of certiorari on January 5, 2007, and will hear oral argument in the case on April 16, 2007. A decision is expected before the end of June 2007.

The challenges for the home care industry and the State, if the companionship exemption is ruled to be inapplicable to employees of homecare agencies, will be affording higher overtime wages, ensuring patient continuity of care if agencies can no longer afford to authorize overtime, and the retention of workers who cannot secure the number of hours of work they desire. All of these factors may cause a higher cost per hour serviced thereby adversely affecting profitability.

WE ARE INDIRECTLY DEPENDENT UPON REIMBURSEMENT BY THIRD-PARTY PAYERS; HEALTHCARE REFORM COULD REDUCE REVENUES.

More than 45% of our revenues are paid by Certified Home Health Agencies and Long-Term Home Health Care Programs, as well as other clients who receive their payments from "third-party payers," such as private insurance companies, self-insured employers and HMOs. Our revenues and profitability, like those of other home healthcare companies, are affected by the continuing efforts of third-party payers to contain or reduce the costs of healthcare by lowering reimbursement or payment rates, increasing case management review of services, and negotiating reduced contract pricing. Because home care is generally less costly than hospital-based care, home nursing and home care providers have benefited from cost containment initiatives aimed at reducing the costs of medical care. However, as expenditures in the home healthcare market continue to grow, cost containment initiatives aimed at reducing the costs of delivering services at non-hospital sites are likely to increase. A significant reduction in coverage or payment rates of public or private third-party payers would reduce the Company’s revenues and profit margins. While we are not aware of any substantive changes in the Medicare or Medicaid reimbursement systems for home healthcare which are about to be implemented, revised budget plans of New York State or the federal government could result in limitation or reduction in the reimbursement of home care costs and in the imposition of limitations on the provision of services which will be reimbursed. Moreover, third party payers, particularly private insurance companies, may negotiate fee discounts and reimbursement caps for services we provide. These circumstances would have a material adverse impact on our business.

SLOW PAYMENTS AND POSSIBLE BAD DEBTS MAY CAUSE WORKING CAPITAL SHORTAGES AND OPERATING LOSSES.

We generally collect payments from our contractors within one to three months after services are rendered, but pay our obligations on a current basis. This timing delay may cause working capital shortages from time to time. We have a secured revolving credit facility, which expired on March 30, 2007 and is currently being negotiated for renewal. Such facility may be available to cover these periodic shortages. However, borrowings or other methods of financing may not be available when needed or, if available, may not be on terms acceptable to us. Although we have established a bad debt reserve for uncollectible accounts, any significant increase in bad debts would damage our revenues and profitability.

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

CHANGES IN FEDERAL AND STATE REGULATION COULD INCREASE COSTS AND REDUCE REVENUES.

Our home healthcare business is subject to substantial regulation at the state level and also under the federal Medicare and Medicaid laws. In particular, we are subject to state laws regulating home care, nursing services, health planning and professional ethics, as well as state and federal laws regarding fraud and abuse in government funded health programs. Changes in the law, or new interpretations of existing laws, can increase the relative costs of doing business and reduce the amount of reimbursement by government and private third-party payers. Although we have not experienced any difficulties to date complying with applicable laws, rules or regulations, our failure to obtain, renew or maintain any required regulatory approvals or licenses could have a material adverse effect on us and could prevent us from offering our existing services to patients or from further expansion. Pending legislation in the State of New York could substantially impact the conduct of our home healthcare business and potentially adversely affect the cost of operations and available reimbursement. Under the pending legislation in New York, certain reporting requirements, as well as caps on permissible administrative expenses, would be imposed. If the pending legislation becomes law in its current form, costs of operations of our home healthcare business in New York are likely to increase.

INTENSE COMPETITION COULD RESULT IN LOSS OF CLIENTS, LOSS OF PERSONNEL, REDUCED REVENUES AND INABILITY TO OPERATE PROFITABLY.

The home healthcare industry is marked by low entry costs and is highly fragmented and competitive. We compete for personnel with hospitals and nursing homes, and we also compete for both personnel and business with other companies that provide home healthcare services, most of which are large established companies with significantly greater resources, access to capital and greater name recognition than we have. Our principal business competitors include Premiere Health Services, National Home Health Care Corp., Patient Care, Inc., and Personal Touch Home Care Services, Inc. We also compete with many other small temporary medical staffing agencies. Competition for qualified paraprofessional personnel in the New York Metropolitan area is intense. We believe that, given the increasing level of demand for nursing services, significant additional competition can be expected to develop in the future and there are no assurances that we will be able to remain competitive or profitable.

DEPENDENCE ON MAJOR CUSTOMERS AND REFERRAL SOURCES MAY RESULT IN SUBSTANTIAL DECLINES IN REVENUES IF SUCH CUSTOMERS ARE LOST.

The development and growth of our home care and nursing businesses depends, to a significant extent, on our ability to establish close working relationships with hospitals, clinics, nursing homes, physician groups, HMO's, governmental healthcare agencies and other healthcare providers. Many of our contractual arrangements with customers are renewable annually. Existing relationships may not be successfully maintained and additional relationships may not be successfully developed and maintained in existing and future markets. Our 10 largest customers accounted for approximately 88.7% of gross revenues during the year ended December 31, 2006. One referral source, New York City Medicaid, was responsible for approximately 55.2% of our gross revenues for the year ended December 31, 2006. The loss of, or a significant reduction in, referrals by these sources, as well as certain other key sources, would have a material adverse effect on results of operations of our home healthcare business.

RISKS RELATING TO OUR COMMON STOCK

POSSIBLE VOLATILITY OF COMMON STOCK MAY RESULT IN LOSSES TO SHAREHOLDERS.

The trading price of our Common Stock has been subject to significant fluctuations, and there is a limited market for our Common Stock. For the fiscal year 2006, the price of our Common Stock has ranged from a high of $1.17 to a low of $0.07. The price of our Common Stock is likely to continue to be affected by various factors, including, but not limited to, the results of our development efforts of PROBACTRIX and other products, variations in quarterly results of operations, announcements of new contracts or services, or acquisitions by us or our competitors, governmental regulatory action, general trends in the industry, and other factors, such as extreme price and volume fluctuations which have been generally experienced by the securities markets from time to time in recent years.

OUR DELISTING FROM NASDAQ DUE TO OUR FAILURE TO SATISFY NASDAQ LISTING STANDARDS AND OUR STOCK BEING SUBJECT TO THE “PENNY STOCK” RULES HAS RESULTED IN REDUCED LIQUIDITY AND LOWER STOCK PRICE.

Our Common Stock was delisted from the Nasdaq SmallCap market in April 2004 and was listed for trading in the OTC "pink sheets.” As of September 22, 2005, our Common Stock has been listed for trading on the Nasdaq Bulletin Board which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or Capital Market). As a result, the liquidity of our Common Stock is impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media's coverage, and lower prices for our Common Stock than might otherwise be attained. There is currently a very limited market and low volume of trading in our Common Stock, and on many days there is no trading activity at all in our Common Stock. Moreover, because of the limited market and low volume of trading, our Common Stock is more likely to be affected by and fluctuate from broad market fluctuations, general market conditions, fluctuations in our operating results, future securities offering by us, changes in the market’s perception of our business, announcements made by us or our competitors, and general industry conditions. Our Common Stock may not be accepted for a listing on an automated quotation system or securities exchange.

In addition, our Common Stock is subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. The regulations relating to penny stocks could limit the ability of broker dealers to sell our Common Stock and thus, the ability of shareholders to sell their shares in the market.

FUTURE ISSUANCES OR SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

We have previously issued a substantial number of shares of Common Stock, which are eligible for resale under Rule 144 of the Securities Act, and which may become freely tradable. We have registered, or agreed to register, a substantial number of shares of Common Stock that are issuable upon the exercise of options and warrants, or that were previously issued in private transactions. If holders of options or warrants choose to exercise their purchase rights and sell shares of Common Stock in the public market, or if holders of currently restricted shares choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for the Common Stock may decline. Future public sales of shares of Common Stock may adversely affect the market price of our Common Stock or our future ability to raise capital by offering equity securities.

ISSUANCE OF PREFERRED STOCK COULD REDUCE THE VALUE OF COMMON STOCK AND COULD HAVE ANTI-TAKEOVER EFFECTS.

We are authorized by our certificate of incorporation to issue up to 5,000,000 shares of preferred stock, on terms which may be fixed by our board of directors without further shareholder action. There are now no shares of preferred stock issued and outstanding. The terms of any new series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Common Stock. The issuance of an additional series of preferred stock, depending upon the rights and preferences of such series, could make the possible takeover of our company, or the removal of our management, more difficult, discourage hostile bids for control of our company in which shareholders may receive premiums for their shares of Common Stock, or otherwise dilute the rights of holders of Common Stock and the market price of the Common Stock.

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

During October 2003, it was determined that certain of the shares of common stock that we issued to holders of BioBalance stock in connection with our January 2003 acquisition of BioBalance may not have been exempt from the registration or qualification requirements of the state securities laws of certain of the states where the holders of BioBalance stock then resided, although they were registered under the Securities Act of 1933, as amended. Although we are unable to quantify the actual number of shares involved that are still owned by the original recipients of our shares in the acquisition, the per share purchase price paid by the BioBalance holders for the shares they exchanged in the acquisition ranged from $.03 to $3.00 per share, and we currently believe that the purchase price paid by such persons who might have certain statutory rescission rights does not exceed approximately $345,000, exclusive of any penalties or interest, although no assurance can be given that any such claims will not exceed this amount. We cannot determine the effect, if any, on our operations or financial condition that may occur from the failure to register or qualify these shares under applicable state securities laws. If it is determined that we offered securities without properly registering or qualifying them under state laws, or securing exemption from registration, regulators could impose on us significant monetary fines or other sanctions. We are unable to estimate the amount of monetary fines, if any, or the nature or scope of any sanctions at this time.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.  DESCRIPTION OF PROPERTIES

All of our executive and branch offices are located in facilities leased from unaffiliated persons.

Our corporate headquarters is located in a building containing approximately 6,000 square feet located in Brooklyn, New York under a lease expiring in 2010, at a monthly rental of approximately $7,000, subject to annual increases and rent escalations based on increases in real estate taxes. Our home healthcare business is administered from our corporate headquarters and 6 branch and recruitment offices located in New York under month to month tenancies and term leases expiring from June 2005 through April 2010 at annual rentals ranging from approximately $14,000 to $55,000, and additional rent based upon increases in real estate taxes and other cost escalations.

BioBalance's executive office was located at 345 Seventh Avenue, New York, New York under a five year lease that commenced in April 2006 at a monthly rental of approximately $15,200. BioBalance surrendered this office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000.

Item 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial position, except as follows:

On March 30, 2006, the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murray Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc., (Supreme Court of State of New York County of Nassau, (Index No. 5125/06). The lawsuit alleged that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claimed that such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleged that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman. The lawsuit was dismissed in September 2006.

The Company reported in the Company's Form 8-K filed on August 21, 2006 that the Company had unilaterally rescinded the settlement between the Company and Emerald Asset and Yitz Grossman. The settlement agreement was originally entered into as reported in the Company's Form 8-K filed on March 6, 2006, and the related liability was recorded on the books of the Company at December 31, 2005, in the amount of $1,545,000. The rescission of the settlement by the Company was done without the consent of Emerald Asset and Yitz Grossman. Accordingly there may be future litigation brought against the Company by Emerald Asset and Yitz Grossman to seek enforcement of the agreement. The Company continues to retain the accrual for the settlement agreement on its books in its entirety. If there is litigation brought by Emerald Asset and Yitz Grossman to enforce the settlement agreement, there can be no assurance that at a future time the accrual that was recorded would be sufficient to offset amounts resulting from the future litigation. The Company would vigorously contest any claims by Emerald and Yitz Grossman seeking to enforce the settlement agreement. However, there can be no assurance such efforts by the Company would be successful.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock traded on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Capital Market (formerly known as the SmallCap Market) Market until April 6, 2004. From April 6, 2004 until September 22, 2005, our Common Stock was traded over-the-counter on the Pink Sheets. On September 22, 2005, our Common Stock was listed for trading on the Bulletin Board. Our Common Stock was also listed on the Boston Stock Exchange (“BSE”) until March 5, 2005, when our voluntary delisting application was granted, although no trades of our Common Stock had been executed on the BSE for at least two years prior to our making the voluntary application to delist from the BSE. The following table sets forth, for the quarters indicated, the high and low sales prices for our Common Stock on the NASDAQ Capital Market or the Pink Sheets or the Bulletin Board as applicable.

Fiscal 2006	High	Low

First Quarter	$1.17	0.61
Second Quarter	0.86	0.49
Third Quarter	0.65	0.25
Fourth Quarter	0.33	0.07

Fiscal 2005

First Quarter	1.12	0.51
Second Quarter	1.07	0.75
Third Quarter	1.25	0.70
Fourth Quarter	1.00	0.67

_______________________________________________________________________________________________
Holders

At April 9, 2007, we had 216 holders of record and approximately 1,400 beneficial holders of our Common Stock.

Dividends

The Company has not paid any cash dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company’s business and that no dividends on the shares of Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, general business conditions and other facts and circumstances as assessed by the Board of Directors in its reasonable judgment. There can be no assurance that any dividends on the Common Stock will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

For information on securities authorized for issuance and issued under the Company’s equity compensation plans, see Part III, Item 11 of this report, “Executive Compensation - Savings and Equity Compensation Plans.”

Item 6: SELECTED FINANCIAL DATA

NEW YORK HEALTH CARE HISTORICAL FINANCIAL INFORMATION

	2006	2005	2004	2003	2002

Total Revenues	$45,558,331	$44,722,823	$42,286,444	$38,569,627	$-
Net Loss	(3,755,673)	(6,321,662)	(6,071,685)	(22,052,170)	(1,399,057)

Basic and diluted loss per share
Basic loss per share	(0.11)	(0.20)	(0.24)	(0.91)	(0.07)
Diluted loss per share	(0.11)	(0.20)	(0.24)	(0.91)	(0.07)
Current Assets	10,231,507	13,468,664	12,168,812	14,543,209	3,051,720
Total Assets	12,879,538	17,289,077	16,503,195	21,628,968	5,259,449
Current liabilities	14,682,154	15,605,424	13,918,937	12,607,203	349,182
Long-term liabilities, net of current portion	-	-	-	-	-
Shareholders (Deficiency) Equity	(1,802,616)	1,683,653	2,584,258	9,021,765	4,910,267
Book value per share	(0.05)	0.05	0.10	0.36	0.23

Dividends per share	-	-	-	-	-

Shares used in computing loss per common share:
Basic	33,250,740	31,895,833	24,939,776	24,283,907	20,562,131
Diluted	33,250,740	31,895,833	24,939,776	24,283,907	20,562,131

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by the Company and its subsidiaries (“we”, “our”, or the “Company”), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Other risks and uncertainties are disclosed in the Company's prior SEC filings. These and many other factors could affect the Company's future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update such statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and potential impairment of goodwill and other intangibles. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes patient service revenue on the date services are rendered. Unbilled services represent amounts due for services rendered that had not been billed at the end of each period because authorization had not been received from the referral source.

Accounts Receivable

Accounts receivable of our home healthcare business consists of trade receivables recorded at original invoice amounts, less an estimated allowance for uncollectible accounts. We generally extend trade credit on a short-term basis. Accordingly, our trade receivables do not bear interest, although we may apply a finance charge to receivables that are past due. We periodically evaluate accounts receivable for collectiblity, based on past credit history of customers and the current financial condition of those customers. Changes in the estimated collectiblity of accounts receivable are recorded in the results of operations for the fiscal period in which the estimate is revised. Accounts receivable that we judge to be uncollectible are offset against the allowance for uncollectible accounts.

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

Recently Issued Accounting Pronouncements

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS No. 159 and have not yet determined the impact that the adoption of FAS No. 159 will have on our results of operations or financial position, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently assessing the impact of SAB 108 but do not expect that it will have a material effect on our results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the financial position of the Company.

In July 2006, the FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe that adoption of this statement will have a material impact on the financial position of the Company.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS NO. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC staff postponed implementation of SFAS No. 123 (R) and it is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company adopted this statement as of January 1, 2006.

Results of Operations

BioBalance Segment

During the years 2006, 2005 and 2004 the BioBalance segment had no revenues and no cost of sales.

Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2006 decreased approximately $1,186,000 (approximately 33.8%) to approximately $2,327,000 from approximately $3,513,000 for the year ended December 31, 2005. For the year ended December 31, 2005, SG&A increased by $618,000 from $2,895,000 (approximately 21.3%) for the fiscal year ended December 31, 2004.

Product development costs for the BioBalance segment for the year ended December 31, 2006 were $1,638,000 as compared to $2,802,000 for 2005, a decrease of 41.6%. The decrease was a result of preparation for scaling back operations because of a lack of available funding to continue clinical trials.

This cost for product development increased 165% from approximately $1,056,000 in 2004 to $2,802,000 in 2005. This was due to increased work on the IND filing for ProBactrix.

For the year ended December 31, 2006, the operations of the BioBalance segment showed loss from continuing operations of $5,492,000 compared to a loss of $6,846,000 in 2005, a decrease of 19.8%. For the year ended December 31, 2005, the loss from continuing operations increased by 6.6% from the 2004 loss of $6,425,000.

Home Healthcare Segment

Revenues in 2006 increased 1.9% to $45,558,000 from $44,723,000 in 2005. The revenue in 2005 showed an increase of 5.8% from $42,286,000 in 2004. The revenue in the home health care segment includes a reversal of debt from HRA in the amount of approximately $704,000 in the quarter ended March 31, 2006, which relates to funds that HRA agreed not collect for their fiscal year 2002. The Company had previously accrued this amount as due to HRA.

Cost of professional care of patients decreased 0.9% in 2006 to $36,747,000 from $37,080,000 in 2005. Cost of professional care of patients increased 6.6% in 2005 to $37,080,000 from $34,781,000 in 2004.

Selling, general and administrative expenses (SG&A) decreased by $2,721,000 (28.6%) to $6,778,000 in 2006 as compared to $9,499,000 in 2005. This decrease is due to the reduction in personnel costs, reductions of general operating costs at the home health care operations and the fact that in the third quarter of 2005 the Company made a one time settlement with the previous management of approximately $2,250,000.

Selling, general and administrative expenses (SG&A) increased to $9,499,000 in 2005 as compared to $7,132,000 in 2004 which was primarily the result of the settlements discussed in the preceding paragraph.

For the year ended December 31, 2006, the income from continuing operations of the home health care segment was $1,736,000 as compared to a loss from continuing operations of $2,180,000 for the year ended December 31, 2005. The factors affecting the income of the home health care division were the settlements mentioned above and a one time reversal of debt from HRA in the amount of approximately $704,000 in the first quarter of 2006.

Liquidity and Capital Resources

Home Healthcare Segment

At December 31, 2006, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at December 31, 2006 are as follows:

	Payments due by period
					More than
	Total	1 year	2 years	3-5 years	5 years
Contractual Obligations

Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	1,033,000	294,000	285,000	454,000	-
Purchase obligations	-	-	-	-	-
	$1,033,000	$294,000	$285,000	$454,000	$-

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

The sources of liquidity and capital resources for the home healthcare segment are internally generated funds, cash on hand and amounts that were available under a $4,000,000 revolving credit facility with G.E. Capital Health Care Services relating exclusively to the home healthcare segment. This facility expired on March 30, 2007 and currently there is no outstanding indebtedness under this facility. Although management is presently negotiating renewal of this facility or a modified borrowing arrangement with G.E. Capital, no agreement has been reached yet.

Loans under this revolving credit loan facility, which expired on March 30, 2007, could be used only for working capital of the New York Health Care's home healthcare business and other costs arising in the ordinary course of that business. New York Health Care's obligations to pay the principal of, and interest on, loans advanced under this facility, if any, are secured by substantially all the assets of the New York Health Care's home healthcare business, and not by any assets of BioBalance. Borrowings under the facility are permitted to the extent of a borrowing base of up to 85% of “qualified accounts receivable” of the New York Health Care's home healthcare business and there are no events of default under the relevant loan documents subject to the lender's right to reduce the borrowing base by applying a liquidity factor percentages formula based upon a calculation relating to recent collection histories of certain classes of qualified accounts receivable. Currently, application of the liquidity factors percentage formula results in 97% of qualified accounts receivable being part of the borrowing base. Accordingly, at December 31, 2006 the amount available for borrowing under this facility was approximately $4,000,000. The agreement contains various restrictive covenants, which amongst other things, require that New York Health Care to maintain a minimum tangible net worth greater than $500,000. New York Health Care utilizes the line of credit from time to time, and at the present time there is no balance outstanding.

For the year ended December 31, 2006, cash used for operating activities on a consolidated basis was $2,717,000 compared to $3,620,000 in 2005, a decrease of $903,000. The change resulted from a decrease in the net loss for 2006 as compared to 2005 of $2,566,000, the 2005 cash impact of the operations of the discontinued New Jersey operations of $94,000, the gain on the sale of discontinued operations of $2,783,000, offset by a decrease in cash provided by changes in components of operating assets and liabilities of $4,313,000 and a decrease in cash from changes in non-cash expenses of $39,000.

Net cash used in investing activities for the year ended December 31, 2006 totaled approximately $335,000 and consisted principally of the acquisition of intangible assets.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the year ended December 31, 2006, the DSO of the home care segment of the Company was 58, compared to 62 days for the year ended December 31, 2005.

BioBalance Segment

As of December 31, 2006, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

As of December 31, 2006, BioBalance had cash on hand of approximately $168,000, all of which was available to fund operations. BioBalance estimates that its capital requirements for 2007 will be approximately $5,000,000. This estimate includes the cost of an initial $3,000,000 up front payment for the Phase I/II clinical trial for the Company's lead product, ,. The balance of approximately $2,000,000 would be required for product development and maintenance and administrative overhead. This estimate assumes that BioBalance will continue to operate using existing funds and, proceeds from the healthcare operations, and assumes that BioBalance will obtain access to third party funding, either through loans or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain such additional funding up to the present time, and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's 2007 capital needs. The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance will be operating on a substantially reduced budget starting in April 2007. BioBalance management has taken steps to secure the data from clinical trials and has authorized the production of a duplicate of the biological strain of ProBactrix to maintain its viability, pending the receipt of funding for the clinical studies discussed above. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000. Management is negotiating temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurance that the Company will be able to raise additional capital in the near term to allow BioBalance to resume full operations and undertake the Phase I/II clinical trial for .

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the independent Registered Public Accounting Firms’ report thereon of Holtz Rubenstein Reminick, LLP, for the year ended December 31, 2006, and Weiser LLP, for the years ended December 31, 2005 and 2004. See Index to “Financial Statements.”

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 24, 2006, the Company was notified that Weiser LLP ("Weiser") had declined to stand for re-appointment as the Company's independent registered public accounting firm. Prior to such notification, Company's Board of Directors had discussed re-evaluating its retention of Weiser. Concurrently with the Weiser notice, Company engaged Holtz Rubenstein Reminick LLP ("Holtz"), Certified Public Accountants, of Melville, New York, as its independent registered public accounting firm. The Company's Audit Committee recommended the engagement of Holtz, which was approved by the Company's Board of Directors.

During the fiscal years ended December 31, 2004 and 2005, there were no disagreements with Weiser on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weiser, would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Weiser has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The report of independent registered public accounting firm of Weiser as of and for the years ended December 31, 2004 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle.

During the fiscal years ended December 31, 2004 and 2005, and through April 24, 2006, the Company did not consult with Holtz regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company's Acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Acting Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who currently serve as executive officers and directors of the Company, and who served in such capacities during the 2006 fiscal year, are as follows:

Name	Age	Position

Dennis M. O’Donnell	51	Former Director, Chief Executive Officer,
		and President of BioBalance

Stewart W. Robinson	52	Chief Financial Officer

Murry Englard	48	Director, Acting Chief Executive Officer

Howard Berg	52	Director

Yoram Hacohen	36	Director

Stuart Ehrlich	48	Former Director

Michael Nafash	46	Former Director

Dennis O'Donnell served as a director of the Company commencing January 2004, Chief Operating Officer of the Company's BioBalance subsidiary commencing May 2003 and President of BioBalance commencing November 2003 and on February 24, 2005, he became the Company’s Chief Executive Officer. Mr. O’Donnell resigned from all of his positions with the Company and BioBalance on September 8, 2006. Mr. O'Donnell has more than 25 years of general management, marketing and business development experience in the pharmaceutical, consumer healthcare and nutritional industries, principally with Wyeth (formerly American Home Products) from 1983 to 2002, including as manager of the Wyeth’s Respiratory and GI/Topicals Divisions from 1994 to 1996; Senior Vice President of Global Business Development & Strategic Planning for Wyeth's OTC Drug Division from 1996 to 1998 (where he identified drugs, devices and medical foods for potential acquisition); and Executive Vice President and General Manager of Wyeth’s Solgar division, a manufacturer of premium dietary supplements, probiotics and specialty nutritional products. From February 2002 to April 2003, he was a consultant to the pharmaceutical and consumer healthcare industries. Mr. O'Donnell is a registered pharmacist, with a B.S. in Pharmacy from St. John's University and an MBA in Marketing & Finance from New York University's Stern School of Business.

Effective February 5, 2007, Stewart W. Robinson was appointed to serve as the Company’s Chief Financial Officer on a part-time basis. Since November 1998, Mr. Robinson has been a partner-in-charge of SEC practice and quality control in the accounting firm of KBL, LLP and its predecessor. KBL, LLP is a Public Accounting Oversight Board (“PCAOB”) registered auditing and consulting firm concentrating in audits of small public companies and small to medium size private companies. Mr. Robinson was previously partner in-charge of litigation services and SEC auditing at several New York area accounting firms from 1984 through 1997. Mr. Robinson, 51, received a B.A. in Accounting from Queens College in 1977, attended Pace University Graduate School of Business for taxation and completed business valuation training at both the American Society of Appraisers and the National Association of Certified Valuation Analysts. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Robinson is also registered with the PCAOB under the name Stewart W. Robinson, CPA.

Murry Englard has been a director of the Company since August 31, 2005 and acting Chief Executive Officer since November 20, 2006. Mr. Englard has been a partner of the accounting firm Harlib, Grossman & Englard, CPA since January 1996. He was managing partner of Englard & Company, CPA, P.C. from January 1992 until December 1995 and a partner at Englard & Company CPA from January 1985 until December 1991. He was a Senior Accountant at Lawrence Heimowitz & Company, CPA, P.C. from 1980 through 1984. Mr. Englard is a certified public accountant.

Dr. Howard Berg, a partner in Specialists in Otolaryngology, LLC since November 2001 and a partner in Short Hills Surgical Center since February 2005, is a practicing physician in Otolaryngology and Head and Neck Surgery. Dr. Berg has served as an attending surgeon at New York Downtown Hospital in New York City since July 1986 and as an attending surgeon at St. Barnabas Medical Center in Livingston, New Jersey since July 1996.  Dr. Berg has been an Assistant Professor of  Otolaryngology at New York University Medical Center since June 1985 and participates in the Otolaryngology Surgical Resident Training Program at Mount Sinai Medical Center.”

Since January 2007, Yoram Hacohen has been a partner with the firm Jaffe, Fund & Co, Advocates, in Jerusalem, Israel, specializing in corporate, commercial and civil in the fields of international trade, tax and real estate. For the preceding five years, Mr. Hacohen was an independent practitioner in those fields of law. Mr. Hacohen earned his law degree from London Guildhall University, London, England in July 1995.

Stuart Ehrlich served as a director of the Company since August 31, 2005. He resigned as a director of the Company on September 22, 2006. Mr. Ehrlich has been a consultant to various companies since November 2004 including working with AEG (Anschultz Entertainment Group), in helping them craft and build a wireless phone-based SMS messaging platform and marketing strategy for sports, entertainment and Real Estate Properties. From May 2001 to October 2004 he was employed as the Executive Vice President of Datawind Technologies, a wireless Internet company based in Canada. From May 1997 to October 2001 he was a founding member of w-Technologies Inc., a software application company. From February 1991 to May 1997 he served as corporate counsel for The Conway Organization. Mr. Ehrlich received his Juris Doctor degree from Boston University Law School.

Michael Nafash served as a director of the Company since August 31, 2005. He resigned as a director of the Company on April 3, 2007. Mr. Nafash has been the Chief Financial Officer of Interactive Marketing Group, Inc., a full service marketing company, since February 2001. Since July 2003 he has been a member of Antioch Equities, LLC, a management company that owns and operates 10 Dunkin Donuts locations in New York and New Jersey. From September 1996 to May 2000 he was Chief Financial Officer at Mark Solution, Inc., a company specializing in the manufacture of modular steel prison cells and the development and deployment of Picture Archiving and Communications systems. From June 1991 to April 1996 he was Chief Financial Officer for Puretech International, Inc., a specialty plastics manufacturer. Mr. Nafash is a Certified Public Accountant.

Directors hold office until the next annual meeting of the stockholders and/or until their successors have been duly elected and qualified, or until death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board. There is no family relationship between any of the Company’s directors or its executive officers.

Audit Committee

The Audit Committee of the Board of Directors previously consisted of Murry Englard and Michael Nafash. Upon Michael Nafash’s resignation, on April 3, 2007, the Audit Committee was effectively terminated.

Section 16(a) Beneficial Ownership Reporting and Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and holders of more than 10% of the Company's common stock to file reports with the SEC about their ownership of common stock and other securities of the Company. These persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to identify anyone who filed a required report late during 2006.

Based solely on our review of forms we received and written representations from reporting persons stating that they were not required to file these forms, the Company believes, that during 2006, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to the Company’s Chief Executive Officer and Chief Financial and Principal Accounting Officer. A copy of this Code was filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Item 11. EXECUTIVE COMPENSATION

Compensation Disclosure and Analysis

Objectives and Goals

The Company does not currently have a standing compensation committee. On account of prior director resignations, from September 2006 to February 2007, the Company operated with only two Board members; accordingly, the Board assumed such functions. The objectives of the Board have been to adopt a compensation approach that is basically simple, internally equitable and externally competitive, and that attracts, motivates and retains qualified people capable of contributing to the growth, success and profitability of the Company, thereby contributing to long-term stockholder value.

☐   Simplicity.   The Board believes that a compensation package with three major elements of compensation is the simplest approach consistent with the Company’s goals. The Company generally does not utilize special personal perquisites such as payment of country club dues, Company-furnished motor vehicles, permanent lodging or defrayment of the cost of personal entertainment.

☐   Internal Equity.   Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2006, the Board did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the Board believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the market for executive level personnel for public companies of similar size.

☐   External Competitiveness.   The Board believes it is important to management retention and morale that compensation be competitive with our competitors.

Major Compensation Components

The principal components of compensation for our executive officers are base salary, short-term incentives, generally in the form of cash bonus programs, and long-term incentives, generally in the form of equity-based awards such as stock awards. We believe the Company’s goals are best met by utilizing an approach to compensation with these three distinct elements.

☐   Base Salaries.   The Company’s base salaries are intended to be consistent with the Board’s understanding of competitive practices, levels of executive responsibility, qualifications necessary for the particular executive position, and the expertise and experience of the executive officer. Salary adjustments reflect the Board’s belief as to competitive trends, the performance of the individual and, to some extent, the overall financial condition of the Company.

☐   Short-Term Incentives.   The short-term incentive for an executive is the opportunity to earn an annual cash bonus. The Board has concluded that because of the nature of our operations, bonus payments could not be based on the achievement of specific predetermined profit and expense control targets, but rather should be discretionary based on the Board’s evaluation of an executive’s individual performance in specific qualitative areas.

Under the incentive plan for the fiscal year ended December 31, 2006, incentive bonuses of $112,500 were paid for the 2006 year to our former Chief Executive Officer.

When determining bonuses for executive officers, we also took into account progress in the clinical studies related to the BioBalance subsidiary. Prior bonuses reflected the former Chief Executive Officer’s progress made in that area.

☐   Long-Term Incentives.   While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentive compensation program is to directly link management compensation with the long-term interests of the stockholders.

—Types of Equity Awards and Criteria for Award Type Selection.   For the immediate future, we intend to rely primarily on stock options as a form of incentive compensation.

—Criteria for Award Amounts.   In considering whether to grant equity incentives, the Board looks at a variety of factors, with no formal weighting assigned to any single factor or group of factors. The Board evaluates equity incentive awards made by our competitors (both individually and as part of a comparative compensation analysis), the extent to which value under the award is subject to risk, whether the award vehicle has intrinsic value, and the need to motivate and retain persons eligible to participate under the Company’s plans.

—Vesting and Holding Periods for Equity Incentive Compensation.   Historically, our grants of stock options have vested immediately, but are forfeited upon termination if not exercised. The Board does not anticipate making any determination on whether to implement any new policies in the immediate future.

Equity Awards in 2006

In 2006, no stock options were granted to the executive officers of the Company and 640,000 stock options were forfeited due to termination of employment.

Other Compensation Components

Company executives are eligible to participate in the Company’s executive health care, insurance and other welfare and employee benefit programs.

Use of Employment and Severance Agreements

In the past, the Board has determined that competitive considerations merit the use of employment contracts or severance agreements for certain members of senior management. As of December 31, 2006, no member of senior management was employed pursuant to an employment contract. In 2007, we entered into an employment agreement with our Chief Financial Officer (“CFO”), Stewart W. Robinson. As Mr. Robinson is employed with the Company on a part-time basis, the compensation governed by that agreement is primarily based on the number days he serves the Company is his capacity as CFO.

Recapture and Forfeiture Policies

Historically the Company has not had formal policies with respect to the adjustment or recapture of performance based awards where the financial measures on which such awards are based or to be based are adjusted for changes in reported results such as, but not limited to, instances where the Company’s financial statements are restated. The Board does not believe that repayment should be required where the Plan participant has acted in good faith and the errors are not attributable to the participant’s gross negligence or willful misconduct. In such latter situations, the Board believes the Company has or will have available negotiated or legal remedies. However, the Board may elect to take into account factors such as the timing and amount of any financial restatement or adjustment, the amounts of benefits received, and the clarity of accounting requirements lending to any restatement in fixing of future compensation.

Deductibility of Compensation and Related Tax Considerations

As one of the factors in its review of compensation matters, the Board considers the anticipated tax treatment to the Company and to the executives of various payments and benefits.

☐   Section 162(m).   Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limits to $1 million the amount that a publicly-held corporation is allowed each year to deduct for the compensation paid to each of the corporation’s chief executive officer and the corporation’s four most highly compensated executive officers, other than the chief executive officer. However, “performance-based” compensation is not subject to the $1 million deduction limit. In general, to qualify as performance-based compensation, the following requirements must be satisfied: (i) payments must be computed on the basis of an objective, performance-based compensation standard determined by a Board consisting solely of two or more “outside directors,” (ii) the material terms under which the compensation is to be paid, including the business criteria upon which the performance goals are based, and a limit on the maximum amount which may be paid to any participant pursuant to any award with respect to any performance period, are approved by a majority of the corporation’s stockholders, and (iii) the Board certifies that the applicable performance goals were satisfied before payment of any performance-based compensation is made.

Although the Company’s stock option plans generally have been structured with the goal of complying with the requirements of Section 162(m), and the Board believes stock options awarded thereunder should qualify as “performance-based” compensation exempt from limitations on deductibility under Section 162(m), the deductibility of any compensation was not a condition to any compensation decision. The Company does not expect its ability to deduct executive compensation to be limited by operation of Section 162(m). However, due to interpretations and changes in the tax laws, some types of compensation payments and their deductibility depend on the timing of an executive’s vesting or exercise of previously granted rights and other factors beyond the Board’s control which could affect the deductibility of compensation.

The Board will continue to carefully consider the impact of Section 162(m) when designing compensation programs, and in making compensation decisions affecting the Company’s Section 162(m) covered executives. We fully expect the majority of future stock awards will be excludable from the Section 162(m) $1 million limit on deductibility, since vesting of any such awards will likely be tied to performance-based criteria, or be part of compensation packages which are less than $1 million dollars. Nonetheless, the Board believes that in certain circumstances factors other than tax deductibility are more important in determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Accordingly, it may award compensation in excess of the deductibility limit, with or without requiring a detailed analysis of the estimated tax cost of non-deductible awards to the Company. Given our dynamic and rapidly changing industry and business, as well as the competitive market for outstanding leadership talent, the Board believes it is important to retain the flexibility to design compensation programs consistent with its compensation philosophy for the Company, even if some executive compensation is not fully deductible.

•   Section 280G.   Code Section 280G generally denies a deduction for a significant portion of certain compensatory payments made to corporate officers, certain shareholders and certain highly-compensated employees if the payments are contingent on a change of control of the employer and the aggregate amounts of the payments to the relevant individual exceed a specified relationship to that individual’s average compensation from the employer over the preceding five years. In addition, Code Section 4999 imposes on that individual a 20% excise tax on the same portion of the payments received for which the employer is denied a deduction under Section 280G. In determining whether to approve an obligation to make payments for which Section 280G would deny the Company a deduction or whether to approve an obligation to indemnify (or “gross-up”) an executive against the effects of the Section 4999 excise tax, the Board has adopted an approach similar to that described above with respect to payments which may be subject to the deduction limitations of Section 162(m).

Chief Executive Officer Compensation

The compensation policies described above apply equally to the compensation of the former Chief Executive Officer (“CEO”).

The following table sets forth, for the fiscal years ended December 31, 2004, 2005 and 2006, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those fiscal years, to the Company’s Chief Executive Officer and to each of the three other most highly compensated executive officers of the Company and its BioBalance subsidiary, whose total salary and bonuses for the fiscal year 2006, in all capacities in which served, was $100,000 or more (collectively, the “Named Executive Officers”):

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	Stock Awards	Option Awards (Shares)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	ALL OTHER COMPENSATION ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Dennis O' Donnell	2006	$155,769	$112,500		-			$24,444	(1)
(1) President and	2005	$225,000	$90,000		100,000			$22,270	(1)
Chief Executive	2004	$200,000	$66,667		150,000			$20,321	(1)
Officer

James Forbes (2)	2006	$-	$-		-			$-
Chief Financial	2005	$53,800	$-		25,000			$-
Officer	2004	$-	$-		-			$-

Jerry Braun (3)	2006	$-	$-		-			$-
President and	2005	$276,231	$250,000		-			$1,351,623	(3)	(5)
Chief Executive	2004	$341,026	$276,325		200,000			$684,612	(3)	(5)
Officer

Jacob Rosenberg (4)	2006	$-	$-		-			$-
Chief Operating	2005	$211,751	$250,000		-			$1,212,202	(4)	(5)
Officer and Chief Financial Officer	2004	$288,560	$271,340		200,000			$583,599	(4)	(5)

(1)
Dennis O’Donnell became President of BioBalance on November 26, 2003. On February 24, 2005, he became the Company’s Chief Executive Officer. Includes $24,444, $22,270 and $20,321 of medical insurance premiums paid on behalf of such individual for the fiscal years 2006, 2005 and 2004, respectively. On September 9, 2006, Mr. O’Donnell resigned from all of his positions with the Company.

(2)
Mr. Forbes became Chief Financial Officer on June 6, 2005. Mr. Forbes was on an unpaid leave of absence from the Company due to an illness commencing November 1, 2005, and his contract expired on December 31, 2006.

(3)
Mr. Braun resigned his position as Chief Executive Officer on February 24, 2005 and remained an officer of the healthcare division until his resignation from the Company on August 4, 2005. Includes $ 28,727 and $35,518 of medical insurance premiums paid on behalf of such individual for the fiscal years 2005 and 2004, respectively, $4,896 and $4,305 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for the fiscal years 2005 and 2004 and $10,000 in expense allowance for 2005 and 2004. Includes a severance payment in 2005 in the amount of $ 1,200,000 and a payment for legal fees for $150,000.

(4)
Mr. Rosenberg resigned his position as Chief Executive Officer on February 24, 2005 and remained an officer of the healthcare division until his resignation from the Company on August 4, 2005. Includes $28,727 and $35,518 of medical insurance premiums paid on behalf of such individual for the fiscal years 2005 and 2004, respectively, $4,896 and $2,344 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, respectively, for each of the fiscal years 2005 and 2004 and $10,000 in expense allowance for 2004. Includes a severance payment in 2005 in the amount of $ 1,050,000 and a payment for legal fees of $150,000.

(5)	Change in control payment. This change in control took place with the merging of the Company and BioBalance on January 2, 2003.

Option/SAR Grants in 2006

No stock options were granted to the Named Executive Officers in 2006.

Individual Grants

Name	Exercise Price Per Share ($/sh)	Expiration Date	Grant Date Present Value
None

Stock Option Exercises and Year End Values

The following table sets forth, for the Named Executive Officers, the number of shares covered by stock options as of December 31, 2006, and the value of “in-the-money” stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2006. No options were exercised by the Named Officers in 2006.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In- the-Money Options/SARs at Fiscal Year-End Exercisable/Unexercisable
None

Compensation of Directors

The directors of the Company receive monthly compensation as follows: Murry Englard, who has taken on additional responsibilities since September 2006 while serving as a director in the absence of executive management, is entitled to director’s fees of $2,500 per month. Prior to September 2006, Mr. Englard received director compensation of $1,000 per month plus $700 for attendance at committee meetings. Michael Nafash served as director from August 31, 2005 through April 3, 2007 and received director compensation of $1,000 per month plus $700 for attendance at committee meetings. Stuart Ehrlich served as director from August 31, 2005 through September 22, 2006 and received director compensation of $1,000 per month plus $700 for attendance at committee meetings. Yoram Hacohen and Howard Berg, who have served as directors since February 2007, are entitled to directors’ fees of $1,000 per month. No other amounts are payable to the directors, except for reimbursement for expenses of attending Board meetings. None of the present directors of the Company is an employee of the Company or its BioBalance subsidiary.

The Company also issues common stock options or warrants to non-employee directors from time to time in recognition of their services. In January 2006, 15,000 common stock options, and, in September 2006, 150,000 common stock options, were issued to each of Murry Englard, Stuart Ehrlich and Michael Nafash. When Mr. Ehrlich resigned as a director on September 22, 2006, he relinquished all of those options to the Company. When Mr. Nafash resigned as a director on April 3, 2007, he relinquished 75,000 of those options to the Company. When Messrs. Hacohen and Berg were appointed directors in February 2007, they each received a grant of 25,000 options in consideration for their services.

Employment Agreements of the Named Executive Officers; Change in Control Arrangements

Mr. O’Donnell resigned in September 2006 and had a three-year employment agreement. Mr. O’Donnell received a ten-year option to purchase 200,000 shares of the Company’s common stock under the Company’s existing stock option plan at an exercise price of $2.48. Mr. O’Donnell was entitled to bonus payments upon the satisfaction of specified financial performance criteria, certain lump-sum payments upon the occurrence of certain change of control events, and insurance and other benefits. In September 2004, Mr. O’Donnell received 50,000 ten-year options under his employment agreement and an additional 50,000 ten-year options as a bonus, with an exercise price of $0.50. In 2004, Mr. O’Donnell was awarded a bonus of $66,667 in accordance with the term in his contract. On May 5, 2005, Mr. O’Donnell was awarded 100,000 options at an exercise price of $0.80 and paid a cash bonus in the amount of $90,000 in accordance with the terms of his employment contract. On July 14, 2006, Mr. O’Donnell was paid a cash bonus of $112,500.

Mr. Forbes was party to a one year employment agreement for the year 2006. Under the agreement Mr. Forbes served as the Company’s Chief Financial officer and was paid on an hourly basis for the hours worked. The hourly rate for 2006 was set at $1500 per day of at the rate of $200 per hour for any time less than a full day. Mr. Forbes was on a leave of absence from the Company commencing on November 1, 2005 due to an illness, and his contract expired on December 31, 2006.

Effective February 5, 2007, Stewart W. Robinson was appointed to serve as the Company’s Chief Financial Officer on a part-time basis. The Company has agreed to pay Mr. Robinson on a per diem basis, with total compensation for the 2007 calendar year capped at $65,000 for 36 days up to a maximum of 45 days per calendar year. The parties anticipate that approximately 50% of Mr. Robinson’s time will be devoted to the Company’s fiscal 2006 year-end closing and audit. Mr. Robinson’s employment is terminable by either party on 30 days’ written notice.

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

Profit Sharing Plan:

The Company maintains a qualified profit sharing plan under Internal Revenue Code Section 401 whereby it may contribute up to 15% of employee compensation. Specified employees are generally eligible for plan participation upon their employment commencement date with immediate vesting on the employee’s plan entrance date. All contributions to the plan are at the discretion of Company management.

Equity Compensation Plans

The following table summarizes with respect to options and warrants under the Company’s equity compensation plans at December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,269,218	$1.11	5,841,744
Equity compensation plans not approved by security holders(2)	5,726,993	$0.78	--
Total	8,996,211

(1)
Represents shares of the Company’s common stock issuable pursuant to the Company’s Performance Incentive Plan, as amended (the "Option Plan") and the Company’s 2004 Incentive Plan (the “2004 Plan”). The Company's board of directors and stockholders approved and adopted the Option Plan in March 1996 and approved the Company’s 2004 Incentive Plan on August 31, 2005. The Company’s stockholders approved amendments to the Option Plan (previously adopted by the board of directors) in 1998, 1999, 2000 and 2002. Under the terms of the amended Option Plan, as amended, up to 5,000,000 shares of common stock may be granted at December 31, 2006. The Company's board of directors and stockholders approved and adopted the 2004 Incentive Option Plan. The Option Plan is administered by the standing compensation committee (the "Committee") of the board of directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option. Options become exercisable in whole or in part from time to time as determined by the Committee, but in no event may a stock option be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior to the end of the period. Stock options have a maximum term of 10 years from the date of grant, except that the maximum term of an incentive stock options granted to an employee who, at the date of grant, is a holder of more than 10% of the outstanding common stock (a “10% holder”) may not exceed five years from the date of the grant. The exercise price of an incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value per share of the common stock at the date of grant, except that the exercise price of an incentive stock options granted to a 10% holder may not be less than 110% of the fair market value. The exercise price of options must be paid in full on the date of exercise and is payable in cash or in shares of Common Stock having a fair market value on the exercise date.

(2)	5,726,993 warrants were issued in connection with the Company’s private placement on February 25, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of April 6, 2007 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each Named Executive Officer, (iii) each of the Company’s directors and (iv) all officers and directors as a group:

Name and Address of	Shares Beneficially	Percentage of
Beneficial Owner (1)	Owned	Stock Outstanding (1)

Murry Englard (2)	575,984	1.71%

Yoram Hacohen (3)	25,000	0.07%

Howard Berg (4)	1,392,289	4.09%

Pinchas Stefansky (5)	2,024,000	6.00%
Hershey Holdings
Leon House
Secretary’s Lane
P.O. Box 450, Gibraltar

Bernard Korolnick (6)	1,729,208	5.13%
KPT Partners
c/o Alton Management
Splelhof 14A, Postach 536
8750 Glarus, Switzerland

Rivvi Rose (7)	1,950,000	5.78%
Nekavim Investors
1/1 Library Run
P.O. Box 317, Gibraltar

All executive officers and directors as a group	1,993,273	5.75%
_______________________

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

(2)	Includes a total of 200,000 shares issuable upon the exercise of stock options granted to Mr. Englard and also 20,161 shares issuable upon the exercise of warrants.

(3)	Includes a total of 25,000 shares issuable upon the exercise of stock options granted to Mr. Hacohen.

(4)	Includes a total of 25,000 shares issuable upon the exercise of stock options granted to Mr. Berg and also 449,192 shares issuable upon the exercise of warrants.

(5)	All shares are owned of record by Hershey Holdings, of which Mr. Stefansky holds sole voting and investment power.

(6)	All shares are owned of record by KPT Partners, of which Mr. Korolnick holds sole voting and investment power.

(7)	All shares are owned of record by Nekavim Investors, of which Ms. Rose holds sole voting and investment power.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our principal accountant for the audit of the Company’s annual financial statements for the years ended December 31, 2006, 2005 and 2004:

	Holtz Rubenstein Reminick, LLP	Weiser, LLP
	Fiscal 2006	Fiscal 2005	Fiscal 2004

Audit Fees(1)	234,524	451,485	442,757
Audit-related Fees(2)		91,967	105,139
Tax service Fees(3)	48,100	49,579	58,377
All Other Fees(4)	29,000	-	-

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)
Tax Service Fees consist of fees billed for professional services rendered for tax compliance, tax advisory and tax planning. These services include assistance regarding federal, state and local tax compliance and tax planning.

(4)
No other fees for professional services rendered to the Company during the fiscal 2005 and 2004 were billed other than the services reported above. The line for all other fees for 2006 represents the audit of employee benefit plans performed by Holtz Rubenstein Reminick, LLP.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. The Board of Directors Audit Committee previously consisted of Murry Englard and Michael Nafash. Upon Michael Nafash’s resignation, on April 3, 2007, the Audit Committee was effectively terminated. The Audit Committee had not adopted a formal pre-approval policy for audit and non-audit services. However, the Audit Committee had pre-approved all audit, audit-related, tax and other services provided by either Holtz Rubenstein Reminick, LLP or Weiser LLP prior to the engagement of either firm to provide to these services.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements: See Index to Financial Statements on page F-2 of this report for financial statements and supplementary data filed as part of this report.

(2)	Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for each of the years ended December 31, 2006, 2005 and 2004.

(3)	Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

NEW YORK HEALTH CARE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
New York Health Care, Inc.

We have audited the accompanying consolidated balance sheet of New York Health Care, Inc. And Subsidiaries (the "Company") as of December 31, 2006 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. Our audit also included the consolidated financial statement Schedule II for the year ended December 31, 2006. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Health Care, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 123(R) effective January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses and negative working capital raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP
Holtz Rubenstein Reminick LLP

April 16, 2007
New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
New York Health Care, Inc.

We have audited the accompanying consolidated balance sheet of New York Health Care, Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Health Care, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited the consolidated financial statement Schedule II for the years ended December 31, 2005 and 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

As more fully discussed in Note 12, on March 6, 2006, the Company entered into a settlement agreement with a former consultant to the Company and on March 30, 2006, a derivative complaint was filed that alleges that the directors breached their fiduciary duty by approving the settlement agreement to the former consultant.

As more fully discussed in Note 3, the Company is in the process of negotiating the sale of a significant segment. If the contract for this transaction is signed, it must be approved by the shareholders prior to consummation.

/s/ Weiser LLP
Weiser LLP

April 17, 2006
New York, NY

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$2,469,789	$5,522,088
Due from lending institution	274,934	198,941
Accounts receivable, net of allowance for uncollectible amounts of
$579,000 and $465,000, respectively	7,146,973	7,237,062
Unbilled services	112,186	122,110
Prepaid expenses and other current assets	227,625	388,463

Total current assets	10,231,507	13,468,664

Property and equipment, net	120,898	150,052
Goodwill, net	783,000	783,000
Other intangible assets, net	1,575,495	2,830,149
Other assets	168,638	57,212

Total assets	$12,879,538	$17,289,077

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued payroll	$775,808	$713,194
Accounts payable and accrued expenses	5,963,589	8,732,318
Due to HRA	7,942,757	6,159,912

Total current liabilities	14,682,154	15,605,424

Commitment and contingencies

Shareholders' (deficiency) equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Class A Preferred, 590,375 shares authorized, none outstanding
Common stock, $.01 par value, 100,000,000 shares authorized;
33,536,767 shares issued and 33,782,722 outstanding as of December 31, 2006
33,236,767 shares issued and 33,232,722 outstanding as of December 31, 2005	335,368	332,368
Additional paid-in capital	37,149,685	36,667,281
Common stock and options to be issued	774,220	990,220
Accumulated deficit	(40,052,416)	(36,296,743)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)

Total shareholders' (deficiency) equity	(1,802,616)	1,683,653

Total liabilities and shareholders' equity	$12,879,538	$17,289,077

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Net patient service revenue	$45,558,331	$44,722,823	$42,286,444

Expenses:
Professional care of patients	36,747,366	37,080,286	34,780,969
	8,810,965	7,642,537	7,505,475

Other operating expenses:
General and administrative	9,104,897	13,012,474	10,026,556
Product development	1,637,558	2,802,091	1,056,474
Impairment of intangible assets	926,322	-	1,740,326
Bad debts expense	253,732	267,059	90,400
Depreciation and amortization	672,584	652,152	819,887
Other operating expenses	12,595,093	16,733,776	13,733,643

Operating (loss) from continuing operations	(3,784,128)	(9,091,239)	(6,228,168)

Other income (expenses):
Interest income	164,969	89,108	69,877
Interest expense	(61,394)	(24,135)	(29,538)
Other income, net	103,575	64,973	40,339

(Loss) from continuing operations before provision for income taxes	(3,680,553)	(9,026,266)	(6,187,829)

Provision for income taxes - current	75,120	78,628	(67,176)

(Loss) from continuing operations	(3,755,673)	(9,104,894)	(6,120,653)

Discontinued operations:
Income from operations of discontinued component (including gain on sale of assets of $2,703,718 in 2005)	-	2,785,885	53,018
Income tax expense	-	(2,653)	(4,050)
Income from discontinued operations	-	2,783,232	48,968

Net (loss)	$(3,755,673)	$(6,321,662)	$(6,071,685)

Basic and diluted income (loss) per share:
(Loss) from continuing operations	$(0.11)	$(0.29)	$(0.24)
Income from discontinued operations	-	0.09	-
Net (loss) per share:	$(0.11)	$(0.20)	$(0.24)

Weighted and diluted average shares outstanding	33,250,740	31,895,833	24,939,776

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

			Common
	Common Stock		stock and options to be	Preferred Stock		Additional Paid-	Treasury Stock		Accumulated	Total Shareholders'
	Shares	Amount	issued	Shares	Amount	In Capital	Shares	Amount	Deficit	Deficiency

Balance at January 1, 2004	24,943,821	$249,438		590,375	$5,904	$32,679,292	4,045	$(9,473)	$(23,903,396)	$9,021,765

Warrants earned for services	-	-	-	-	-	15,743	-	-	-	15,743

Reduction of compensation expense due to revaluation of options/warrants	-	-	-	-	-	(381,565)	-	-	-	(381,565)

Net loss	-	-	-	-	-	-	-	-	(6,071,685)	(6,071,685)

Balance at December 31, 2004	24,943,821	249,438	-	590,375	5,904	32,313,470	4,045	(9,473)	(29,975,081)	2,584,258

Proceeds from issuance of common stock and warrants on February 24, 2005	7,899,362	78,994	-	-	-	4,118,402	-	-	-	4,197,396

Increase in compensation expense due to a revaluation of options/warrants	-	-	-	-	-	8,710	-	-	-	8,710

Options earned for services	-	-	-	-	-	134,731	-	-	-	134,731

Compensation expense in connection with the issuance of "in the money" options	-	-	-	-	-	90,000	-	-	-	90,000

Common stock and options to be issued in accordance with settlement agreements	-	-	990,220	-	-	-	-	-	-	990,220

Conversion of Preferred stock to 2/3 share of Common Stock for each share of Preferred Stock	393,584	3,936	-	(590,375)	(5,904)	1,968	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	(6,321,662)	(6,321,662)

Balance at December 31, 2005	33,236,767	332,368	990,220	-	-	36,667,281	4,045	(9,473)	(36,296,743)	1,683,653

Shares issued in accordance with the Corval Settlement Agreements	300,000	3,000	(216,000)	-	-	213,000	-	-	-	-

Options earned for services	-	-	-	-	-	269,404	-	-	-	269,404

Shares issued to public relations consultant	250,000	2,500	-	-	-	-	-	-	-	2,500

Cancellation of shares issued to public relations consultant (actual share cancellation effectuated in March 2007)	(250,000)	(2,500)								(2,500)

Net loss	-	-	-	-	-	-	-	-	(3,755,673)	(3,755,673)

Balance at December 31, 2006	33,536,767	$335,368	$774,220	-	-	$37,149,685	4,045	$(9,473)	$(40,052,416)	$(1,802,616)

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31
	2006	2005	2004
Cash flows from operating activities:
Net (loss)	$(3,755,673)	$(6,321,662)	$(6,071,685)
Adjustments to reconcile net (loss) to net cash
used in operations (excluding the effect of disposition)
Impairment of intangible assets	926,322	-	1,740,326
Net gain from discontinued operations, net of taxes	-	(2,783,232)	(48,968)
Stock-based compensation	269,404	1,223,661	(365,822)
Depreciation and amortization	672,584	652,152	819,887
Bad debts expense	208,678	267,059	90,400
Impairment of property and equipment (abandoned in March 2007)	27,000	-	-

Changes in operating assets and liabilities, net of effects of disposition
( Increase) decrease in accounts receivable and unbilled services	(108,665)	1,095,707	(2,134,953)
(Increase) decrease in due from lending institution	(75,993)	367,582	(357,802)
Decrease (increase) in prepaid expenses and other current assets	153,838	78,162	(147,430)
(Increase) decrease in other assets	(111,426)	20,253	(9,813)
Increase (decrease) in accrued payroll	62,614	(614,933)	(457,917)
(Decrease) increase in accounts payable and accrued expenses	(2,768,729)	1,406,203	1,476,383
Increase (decrease) in due to HRA	1,782,845	895,217	1,508,188
Decrease in due to related parties	-	-	(1,190,526)
Decrease in taxes payable	-	-	(24,394)
Net cash used in operating activities of continuing operations	(2,717,201)	(3,713,831)	(5,174,126)

Net cash provided by operating activities of discontinued operations	-	93,635	100,791

Total cash used in operating activities	(2,717,201)	(3,620,196)	(5,073,335)

Cash flows from investing activities:
Acquisition of property and equipment	(43,370)	(117,971)	(8,495)
Acquisition of intangible assets	(291,728)	(40,464)	(69,310)
Net proceeds from sale of discontinued operations	-	2,916,567	-

Net cash provided by (used in) investing activities	(335,098)	2,758,132	(77,805)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	-	4,197,396	-

Net (decrease) increase in cash and cash equivalents	(3,052,299)	3,335,332	(5,151,140)

Cash and cash equivalents at beginning of year	5,522,088	2,186,756	7,337,896
Cash and cash equivalents at end of year	$2,469,789	$5,522,088	$2,186,756

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION, RECENT DEVELOPMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Consolidation and Presentation:

New York Health Care, Inc. (“New York Health Care”) was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corp. (“BioBalance”), a Delaware corporation, was formed in May 2001. BioBalance is a biopharmaceutical company focused on the development of treatments for gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is currently pursuing prescription drug development of its lead product, PROBACTRIX® for the prevention of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase II clinical trials. There can be no assurance that BioBalance will be successful in obtaining regulatory approval or in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the “Company”, “we”, “our” or similar pronouns, includes New York Health Care and its wholly-owned subsidiaries, BioBalance and NYHC Newco Paxxon, Inc. D/B/A Helping Hands Healthcare (“Helping Hands”). All financial information prior to the sale of the Company's home healthcare operations in the State of New Jersey (“NJ Business”) has been restated in order to present the sale of the NJ Business as a discontinued operation. All significant inter-company balances and transactions have been eliminated.

On January 2, 2003, BioBalance consummated a business combination with New York Health Care, Inc., a public company. As a result of the merger BioBalance shareholders exchanged all their BioBalance shares for 2,475,154 shares of common stock and 590,375 shares of preferred stock of New York Health Care. Because the former BioBalance shareholders own a majority of the common stock (89.7%) of the merged company, BioBalance is considered to be the accounting acquirer in the transaction.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and negative working capital raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in connection with this matter include the re-negotiation of its line of credit and actively seeking a buyer for all or part of the home health care operations.

As of December 31, 2006, BioBalance had cash on hand of approximately $168,000, all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations is approximately $5,000,000. This amount includes the cost of the initial up front payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX that is not expected to be started in 2007. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance will be operating on a substantially reduced budget starting in April 2007. BioBalance management has taken steps to secure the data from clinical trials and has begun the production of a duplicate of the biological strain of ProBactrix. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000. Management is negotiating temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

BioBalance has also commenced preliminary studies regarding the use of Probactrix in the treatment of Celiac disease (a dietary gluten intolerance). This study was conducted as a small scale pilot study which, while not providing data that is clinically or statistically useful in demonstrating efficacy, produced encouraging preliminary results. BioBalance intends to spend approximately $175,000 to $200,000 to fund the costs of clinical research and statistical analysis for a follow up study.

Recent Developments:

On April 3, 2007, Michael Nafash resigned his position as a Director of the Company. Contemporaneously with his resignation, Mr. Nafash voluntarily agreed to relinquish options to acquire 75,000 shares of the Company’s Common Stock at $0.37 per share, which were granted to him on September 20, 2006.

On March 30, 2006, the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murray Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc., (Supreme Court of State of New York County of Nassau, (Index No. 5125/06). The lawsuit alleged that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claimed that such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleged that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman. The lawsuit was dismissed in September 2006.

Summary of Significant Accounting Policies

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

Prior to adoption of SFAS 123(R) the Company used intrinsic-value method of accounting for stock based-awards granted to employees. No stock-based compensation cost is included in the net loss for the year ended December 31, 2004, as all options granted to employees during that period presented had a strike price equal to the market value of the stock on the date of grant. During the year ended December 31, 2005 the Company issued 200,000 options on August 1, 2005 with a strike price below market value of the stock on the date of grant.

In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net loss, as reported	$(6,321,662)	$(6,071,685)

Less stock-based compensation expense
determined under fair value method for all employee stock options, net of tax effect	(422,381)	(711,723)
Add back stock-based compensation
expense recorded (intrinsic value)	90,000	--
Pro forma net loss	$(6,654,043)	$(6,783,408)

Basic and diluted loss per share, as reported	$(0.20)	$(0.24)
Basic and diluted loss per share, pro forma	$(0.21)	$(0.27)

The options' assumptions used to estimate these values are as follows:

	2005	2004

Risk free interest rate	1.6%-4.2%	1.6%-2.8%
Expected volatility of
common stock	88%-104%	88%-103%
Dividend yield	0%	0%
Expected option term	3-5 yrs	3 yrs.

The weighted average fair value of options was $0.81 and $1.12 for options granted during the years ended December 31, 2005 and 2004.

Loss Per Share:

Basic (loss) per share excludes dilution and is computed by dividing net (loss) available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to losses from continuing operations for the years ended December 31, 2006, 2005 and 2004, potential common stock attributable to options, warrants and preferred stock outstanding of 8,996,212 for 2006, 7,906,778 for 2005, and 3,246,701 for 2004 were not included in the computation of diluted earnings per share, because to do so would be antidilutive. During the years ended December 31, 2006 and 2005 potential dilutive securities also include common stock and options to be issued of 1,500,000 and 1,800,000 respectively.

Classification of Amounts Due to HRA:
Historically, management has maintained a liability account to show amounts paid to the Company under the contract with the City of New York Human Resources Administration (“HRA”) which were required to be used for certain employee benefits purposes and were to be paid to or on behalf of the home health aid employees. In 2006, management determined that approximately $904,000 could no longer be used for the employee benefit and could not be paid to the employees but could be expected to be required to be repaid to HRA. Accordingly, this amount was reclassified from general accrued expenses to the caption “Due to HRA”.

Recently Issued Accounting Pronouncements

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS No. 159 and have not yet determined the impact that the adoption of FAS No. 159 will have on our results of operations or financial position, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently assessing the impact of SAB 108 but do not expect that it will have a material effect on our results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the financial position of the Company.

In July 2006, the FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe that adoption of this statement will have a material impact on the financial position of the Company.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC staff postponed implementation of SFAS No. 123 (R) and it is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company adopted this statement as of January 1, 2006.

NOTE 2 -PRIVATE PLACEMENT:

On February 24, 2005, the Company consummated an Offering which resulted in its issuing an aggregate of 7,899,362 shares (the "Shares") of common stock and warrants to purchase 3,949,681 shares of Common Stock (the "Warrants") to persons who qualify as "accredited investors" within the meaning of rule 501 of Regulation D promulgated under the Securities Act of 1933 (the "Act"). The aggregate purchase price for the Shares and Warrants was $4,897,600 and net proceeds received by the Company were approximately $4,200,000. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.78 per share during the five-year period commencing on February 24, 2005. In connection with the Offering, the Company paid to the Placement Agent commissions of $470,260 and an additional $146,616 to cover non-accountable and certain other expenses of the Placement Agent, other costs of $83,328 and the value of the Placement Agent Warrants, described below. In addition, the Company issued to the Placement Agent and its designees five-year warrants (the "Placement Agent Warrants") to purchase an aggregate of 1,777,356 shares of Common Stock at $0.62 per share. The Company, based on the Black Scholes calculation, has assigned a fair value to the Placement Agent Warrants of $624,705. The Company allocated $2,679,518 and $893,173 of net proceeds using the relative fair value method of allocation to the Common Stock and Warrants, respectively. Under the terms of the Offering, the Company has the right to call the Warrants that were issued in the Offering upon thirty days notice, at a price of $0.01 per Warrant, provided the closing price of the Common Stock on its principal trading market exceeds $2.00 per share, subject to anti-dilution adjustments, for a period of 10 consecutive trading days, ending within 30 days prior to the date on which the notice of redemption is given and a registration statement covering the shares underlying the Warrants has been declared and remains effective or the shares issuable upon exercise of the Warrants are not otherwise subject to any restrictions for their public sale.

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

The net proceeds from the Offering were being used to support BioBalance's operations including research and development, clinical trials and working capital. In addition, a $1.7 million loan from the Company to BioBalance was repaid from the proceeds of the Offering.

NOTE 3 - DISCONTINUED OPERATIONS

On April 11, 2005, the Company entered into an agreement to sell certain assets of Helping Hands for $3,000,000 to Accredited Health and a formal closing for the sale, which was subject to only an orderly transition of the assets, occurred on May 22, 2005. Helping Hands was part of the New York Health Care segment.

In connection with the sale, the Company recognized an after tax gain of approximately $2.7 million on the transaction, net of taxes of approximately $3,000, which is included in net income from discontinued operations for the year ended December 31, 2005. The Company reported the operations of its NJ Business as discontinued operations and related assets were reclassified as held for sale as of December 31, 2004.

As of December 31, 2006 and 2005, the Company no longer had assets of the discontinued operations described above that were held for sale. The sale of the NJ Business did not include liabilities.

DISCONTINUED OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Net patient service revenue	$-	$2,688,082	$6,567,914

Expenses:
Professional care of patients	-	1,862,788	4,433,247
General and administrative	-	731,410	2,029,826
Depreciation and amortization	-	11,717	51,823
Gain of sale of assets	-	(2,703,718)	-

Total operating (income) expenses	-	(97,803)	6,514,896

Income before taxes	-	2,785,885	53,018

Provision for income taxes	-	2,653	4,050

Income from discontinued operations	$-	$2,783,232	$48,968

On February 24, 2005, the Company consummated a private offering of its equity Securities (the "Offering"). In connection with the consummation of the Offering (see Note 2), at the close of business on February 24, 2005, at the request of the placement agent for the Offering (the "Placement Agent"), (i) Mr. Jerry Braun resigned as a director and as the Company's Chief Executive Officer and President and (ii) Mr. Jacob Rosenberg resigned as a director and as the Company's Vice President, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Secretary. In connection with Braun and Rosenberg's agreement with the Placement Agent to resign as officers and directors of the Company, in order to secure the obligations of the Company to (i) consummate the sale of all the assets relating to the Company's home healthcare business (the "Asset Sale") to New York Health Care, LLC, a company controlled by Messrs.Braun and Rosenberg (the "LLC"), pursuant to the terms of the Purchase Agreement signed July 15, 2004 among the Company, Helping Hands and the LLC ("Purchase Agreement") or (ii) to comply with any future payment obligations of the Company to Braun and Rosenberg under their respective employment agreements with the Company (the "Employment Agreements"), the Company entered into an agreement (the "Security Agreement"), on February 24, 2005, which granted Messrs. Braun and Rosenberg a security interest in the assets of the Company's home healthcare business being conducted in the states of New York and New Jersey and provided for the deposit of up to $3.55 million in a cash collateral account (collectively, the "Collateral"). Under terms of the Security Agreement none of BioBalance's funds would be used as Collateral.

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

Bids from a number of companies were received and evaluated by the Board. Based on the evaluation, it was determined that Accent Care had made the best offer and the Company signed a letter of intent with Accent Care October 26, 2005. The letter outlined a potential deal and gave Accent Care a thirty day exclusive period to do their due diligence. This period was extended for an additional two weeks to allow them to complete their work. Accent Care submitted an offer for the business in the form of a contract for the health care division. After reviewing the contract the board began negotiations with Accent Care as to the final terms of the deal. On December 12, 2005, during the discussions with Accent Care, the Company received an unsolicited revised bid from Revival Health Care ("Revival") who was one of the original bidders. Revival had revised their offer and it was determined that the offer was competitive with the offer being considered from Accent Care. Upon further review, the Board determined that overall the offer from Revival was a better offer for the Company than the offer from Accent Care. The Company made the decision to accept the offer from Revival and signed a letter of intent with Revival on January 16, 2006, which outlined the deal and called for a four week due diligence period. The due diligence was completed on February 28, 2006. An offer was received from Revival on March 3, 2006, after completion of the due diligence period. The agreement was never signed and the Board ceased negotiations of the terms of the deal with Revival. Had an agreement been signed with Revival to buy the home health care division from the Company, the shareholders would have been asked to vote to approve the sale.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, at cost consist of the following at December 31:

	2006	2005
Machinery and equipment	$280,696	$257,326
Furniture and fixtures	46,033	46,033
Leasehold improvements	52,136	52,136
	378,865	355,495
Less: accumulated depreciation	257,967	205,443
	$120,898	$150,052

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS:

As a result of the reverse acquisition on January 2, 2003, the Company had recognized goodwill on the transaction. The goodwill is associated with the home care business and on the date of the merger, the Company determined that the goodwill was impaired. The indicator leading to an impairment was the fact that, based on the then current home healthcare market, the home healthcare business could not be sold in the open market for its recorded purchase price. The Company hired a valuation expert who valued the Company using the capitalized earnings/cash flow methodology and the market multiple approach. Based on these methodologies, it was determined that an impairment had been incurred. The goodwill impairment amounted to $17,869,339 for the year ended December 31, 2003.

As a result of the sale of certain assets of the NJ Business, the Company wrote off $117,587 of goodwill which is attributable to the NJ Business. Goodwill at December 31, 2004 reflects the reclassification of $117,587 of goodwill to assets held for sale as part of the discontinued operations summarized in note 3.

The changes in the carrying amount of goodwill relate entirely to the home healthcare business for the years ended December 31, 2006, 2005, 2004 and 2003 were as follows:

	New York Health Care	BioBalance

Acquisition -- January 2, 2003	$18,769,926	$-

Impairment -- January 2, 2003	(17,869,339)	-

Reclassed as current assets of discontinued operations held for sale for the year ended December 31, 2004	(117,587)	-

Balance as of December 31, 2004	783,000	-

Impairment for year ended December 31, 2005	-	-

Balance as of December 31, 2005	783,000	-

Impairment for year Ended December 31, 2006	-	-

Balance as of December 31, 2006	$783,000	$-

The impairment charges related to goodwill are noncash in nature and do not affect the Company's liquidity.

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life in Years

Intellectual property	$2,036,500	$1,103,053	$933,447	10
Patents and trademarks	775,260	196,296	578,964	10
Customer base	316,000	252,916	63,084	5
	$3,127,760	$1,552,265	$1,575,495

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life in Years

Intellectual property	$2,706,337	$1,167,474	$1,538,863	10
Patents and trademarks	1,153,369	392,501	760,868	10
Non-compete agreement	770,000	365,750	404,250	5
Customer base	316,000	189,832	126,168	5
	$4,945,706	$2,115,557	$2,830,149

On August 20, 2003, the Company purchased from NexGen Bacterium Inc. ("NexGen") certain proprietary technology and intellectual property assets that did not constitute a business. The purchase price for the assets was comprised of a $250,000 payment and the issuance of 1,000,000 shares of the Company's $0.01 par-value common stock. The stock was valued at $3,600,000 based on a closing price of $3.60 per share on August 20, 2003. The asset acquisition agreement included noncompete provisions restricting NexGen from competing with the Company for a period of five years.

At December 31, 2004, it was determined that the investment in the NexGen Platform was impaired and as a result of the impairment analysis a total of $1,740,326 was expensed at year end. The impairment at that time was determined by an independent valuation firm using a discounted cash flow model. That impairment was due to a number of factors including the acceleration of PROBACTRIX as a prescription product, overall limited funding available and available management time. While BioBalance believed at that time that the NexGen Platform was a viable technology that could be commercialized, it will continue to be delayed because of above mentioned factors. At December 31, 2005, an impairment test was performed by an independent valuation firm and it was determined there was no further impairment to provide for.

At December 31, 2006, management determined that the value of the NexGen Platform was impaired in its entirety due to inconclusive testing results. While management believes that further testing may prove the safety and efficacy of the NexGen Platform, a decision was made to devote all efforts and funds towards the development and clinical trials of ProBactrix, if, as and when further funding is received or a strategic partner joins the Company. Accordingly, management recorded an impairment loss of $926,322 (intellectual property $334,787; patents and trademarks $341,285 and; non-compete agreement $250,250) representing the entire unamortized balance of the NexGen Platform and has discontinued any further testing or development of the Platform at this time.

As of December 31, 2006, approximately $1,500,000 of intangible assets net of accumulated amortization were attributable to BioBalance. BioBalance is a research and development company and has had significant losses since inception. In November 2006, as described in Note 1 under “Recent Developments,” a decision was made to scale back the operations of BioBalance by surrendering its office space in March 2007 and continuing to operate on a substantially reduced budget starting in April 2007.

Amortization expense amounted to $620,061, $602,150, and $769,498 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future amortization of existing intangible assets for their remaining useful lives:

For the Years Ending December 31,

2007	$345,595
2008	281,511
2009	281,511
2010	281,511
2011	196,703
Thereafter	188,664
$1,575,495

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:

	2006	2005
Accounts payable	$561,445	$867,436
Accrued expenses	765,150	1,840,910
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits	3,505,894	4,892,872
	$5,963,589	$8,732,318

NOTE 7 - LINE OF CREDIT:

New York Health Care had a $4,000,000 line of credit with G.E. Capital Health Care Financial Services ("G.E. Capital") that expired on March 30, 2007. The availability of the line of credit was based on a formula of eligible accounts receivable. The loan agreement relating to the line of credit (the "Loan Agreement") was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this Loan Agreement. The Loan Agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of December 31, 2005, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralize the line of credit. The Loan Agreement contains various restrictive covenants which, among other things, require that New York Health Care maintain a minimum tangible net worth of $500,000. Borrowings under the Loan Agreement bear interest at prime plus 1 1/2% at December 31, 2006 (9.75%).

At December 31, 2006 and 2005, there was an amount due from G.E. Capital of $274,934 and $198,941 respectively. This resulted from collections deposited with G.E. Capital through a lockbox and then transferred to the Company's bank account.

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

NOTE 8 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2006 and 2005 follows (rounded to the nearest thousand).

	2006	2005
Current assets:
Allowance for doubtful accounts	$243,000	$195,000
Prepaid expenses	(78,000)	(57,000)
	165,000	138,000
Valuation allowance	(165,000)	(138,000)
Net current deferred tax asset	$-	$-

Noncurrent assets:
Net operating loss carryforwards	$7,033,000	$4,847,000
Depreciation	(7,000)	(1,000)
Amortization of goodwill	-	-
Amortization of intangibles	455,000	292,000
	7,481,000	5,138,000
Valuation allowance	(7,481,000)	(5,138,000)
Net current deferred tax asset	$-	$-

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $15,100,000 which expire between 2021 through 2026.

The provision (benefit) for income taxes, consist of the following:

	Year Ended December 31,
	2006	2005	2004

Current tax expense (benefit) from continuing operations	$67,244	$78,628	$(67,176)

Deferred tax expense
(not including amount listed below)	2,370,000	584,000	2,800,000
Net change in valuation allowance	(2,370,000)	(584,000)	(2,800,000)

	$67,244	$78,628	$(67,176)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Current:

Federal income taxes from continuig operations	$-	$-	$-
Federal income taxes from discontinued operations	-	-	-
State income taxes from continuing operations	67,244	78,628	(67,176)

	$67,244	$78,628	$(67,176)

The statutory Federal income tax rate and the effective rate is reconciled as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory Federal income tax rate	34%	34%	34%

State taxes, net of Federal tax benefit	12%	12%	12%

Valuation allowance	-45%	-45%	-45%

Over/under accrual	-1%	-1%	-1%

	0%	0%	0%

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

As of December 31, 2006 and 2005, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and due to HRA, approximates fair value due to their short-term nature.

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

On March 9, 2006, the Company agreed to issue 300,000 shares of Common Stock (valued at $216,000) to a prior consultant of the Company as part of a final settlement with the consultant. At December 31, 2005, these shares were recorded as common stock and options to be issued. These shares were subsequently issued in October 2006. Warrants that were previously granted to the consultant expired while held in suspension by the Company. The consultant has asserted that these warrants were wrongfully held in suspension and had expired prior to being released by the Board of Directors.

In July 2006, the Company issued 250,000 shares to a public relations consultant. All of the shares were unconditionally returned to the Company subsequent to the balance sheet date in March 2007.

Preferred Stock

In June 2005, the holders of all of the outstanding shares of the Company's preferred stock, a total of 590,375 shares, elected to convert their preferred stock to shares of common stock in accordance with the provisions of the preferred stock. The holders of the preferred stock received a total of 393,584 shares of common stock upon conversion. The Company has no preferred stock outstanding as of December 31, 2006 or 2005.

Treasury Stock

The Company issued treasury stock for the exercise of options that occurred in September and October 2003. The Company assigned a cost to the treasury stock based on the first-in, first-out method.

NOTE 11 - STOCK OPTION/WARRANTS:

The following tables summarize options and warrants issued during the years ended December 31, 2006, 2005 and 2004 to consultants and employees (including non-employee Board of Directors) and in connection with the Offering:

Warrants:

These warrants were issued to or earned by consultants but may not be outstanding at each year end.

Grant Date	Number of Warrants	Exercise Price	Expiration Term

No warrants were issued to consultants in 2004

February 24, 2005	5,726,993	$0.78	5 yrs
August 31, 2005	20,000	$1.20	5 yrs
September 1, 2005	150,000	$1.21	5 yrs

No warrants were issued to consultants in 2006

Some of these warrants granted vest immediately, some warrants vest monthly. For accounting purposes, unvested warrants are not considered outstanding. For the year ended December 31, 2006, no consultant warrants were issued and no expense was recognized. For the year ended December 31, 2005, $134,731 was expensed as compensation expense for these warrants. For the year ended December 31, 2004, $15,743 was expensed as compensation expense for these warrants.

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

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company's 2004 Incentive Plan, (the "Incentive Plan"). Under the terms of the Incentive Plan, up to 5,000,000 shares of common stock may be granted at December 31, 2006. The Incentive Plan is administered by the Compensation Committee which is appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

On March 26, 1996, the Company's Board of Directors adopted the Performance Incentive Plan, (the "Option Plan"). The Option plan has substantially the same terms as the Incentive Plan above.

Options/Warrants:

The following options and warrants were issued to employees and non-employee Board of Directors and consultants in accordance with the Company's Performance Incentive Plan. However, they may not be outstanding at each year end.

Grant Date	Number of Options	Exercise Price	Expiration Term

January 4, 2006	45,000	$0.78	5 yrs
March 6, 2006	1,100,000	$0.78	4 yrs
July 19, 2006	250,000	$0.57	5 yrs
July 27, 2006	20,000	$0.60	10 yrs
September 20, 2006	450,000	$0.37	5 yrs

February 24, 2005 *	1,000,000	$0.85	10 yrs
May 6, 2005	100,000	$0.80	10 yrs
June 6, 2005	75,000	$0.84	10 yrs
August 1, 2005	200,000	$0.75	5 yrs
August 31, 2005	85,000	$1.20	5 yrs
October 3, 2005	50,000	$1.00	5 yrs

January 29, 2004	450,000	$2.13	10 yrs
September 14, 2004	100,000	$0.50	10 yrs

*The 1,000,000 options issued on February 24, 2005, to Messrs Braun and Rosenberg were returned to the Company on August 4, 2005, as part of their termination agreement with the Company.

Other than the 200,000 options issued on August 1, 2005 to non-employee directors, for which a compensation expense in the amount of $90,000 was recorded, all other options were issued to employees and non-employee directors at not less than fair value on the date of grant, no compensation expense was recorded.

On November 26, 2003, the Company suspended the 100,000 options granted on March 7, 2003, to Paul Stark, the former President of BioBalance. The options are considered outstanding but can not be exercised until the Company gives notice that they may be exercised. The options have been recorded under the intrinsic value method.

At December 31, 2006, the Company has 8,996,212 shares of common stock reserved for issuance of these options/warrants and for options/warrants granted previously.

Valuation assumptions for these options are as follows:

	2006	2005
Risk free interest rate	4.3% - 5.1%	1.6% - 4.2%
Expected volatility of common stock	0% - 102%	88% - 104%
Dividend yield	0%	0%
Expected option term	2-5 years	3-5

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for each of the three years ended December 31, is summarized as follows:

	Shares Under Options/Warrants	Weighted Average Exercise Price

Balance at December 31, 2003	3,255,651	$2.27

Options granted	550,000	1.83
Options exercised	-
Options cancelled/expired	(952,532)	2.31

Balance at December 31, 2004	2,853,119	2.17

Options granted	7,406,993	0.81
Options exercised	-	-
Options cancelled/expired	(2,353,334)	1.82

Balance at December 31, 2005	7,906,778	0.98

Options granted	1,865,000	0.65
Options exercised	-	-
Options cancelled/expired	(775,566)	1.29

Balance at December 31, 2006	8,996,212	0.93

*Includes the performance based warrants discussed above.

All of the options listed in the above table have no intrinsic value as their exercise prices are all in excess of the market value of the Company’s common stock as of December 31, 2006.

The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2006.

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Options/ Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Warrants Exercisable	Weighted Average Options Warrants Exercisable

$3.69	100,000	1.71	$3.69	100,000	$3.69
$3.22-3.47	48,387	1.00	3.31	48,387	3.31
$3.14	160,000	6.19	3.14	160,000	3.14
$3.00	39,166	0.08	3.00	39,166	3.00
$2.55	75,333	1.42	2.55	75,333	2.55
$2.44	6,667	1.42	2.44	6,667	2.44
$1.50	51,333	1.98	1.50	51,333	1.50
$1.21	150,000	3.67	1.21	150,000	1.21
$1.21	50,000	4.01	1.21	50,000	1.21
$1.20	105,000	3.67	1.20	105,000	1.20
$1.00	200,000	4.42	1.00	200,000	1.00
$0.97	66,667	2.87	0.97	66,667	0.97
$0.89	133,333	4.01	0.92	133,333	0.92
$0.84	50,000	8.43	0.84	50,000	0.84
$0.78	5,726,993	3.15	0.78	5,726,993	0.78
$0.78	30,000	4.01	0.78	30,000	0.78
$0.78	1,100,000	3.18	0.78	1,100,000	0.78
$0.75	133,333	3.58	0.75	133,333	0.75
$0.75	200,000	3.52	0.75	200,000	0.75
$0.60	20,000	9.58	0.60	20,000	0.60
$0.57	250,000	4.55	0.57	250,000	0.57
$0.37	300,000	4.72	0.37	300,000	0.37

Total	8,996,212	3.12	0.93	8,996,212	0.93

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

Risk Factors Associated with Fair Labor Standards Act:

On July 22, 2004, the federal Second Circuit Court of Appeals issued a ruling on the applicability to paraprofessional field staff in New York of the Fair Labor Standards Act “companionship services” exemption from minimum wage and overtime requirements. Home care providers have long relied on this exemption to provide compensation to home care aides and personal care workers with the expectation that there is no obligation under federal laws for overtime pay. In September 2004, a request for a rehearing was submitted en banc for the full Court. On January 13, 2005, the Court rejected the request for a rehearing on the issue.

The issue was submitted to the Supreme Court and, on January 23, 2006, the Supreme Court granted a writ of certiorari, vacated the judgment and remanded the case to the Second Circuit Court of Appeals to reconsider its decision in light of the memorandum issued by the U.S. Department of Labor on December 1, 2005. In that memo, the DOL stated that it considers its regulations allowing the companionship exemption to be used by third party employers to be “authoritative and legally binding”. The Second Circuit Court of Appeals reconsidered and, on August 31, 2006, reaffirmed its decision. The Supreme Court again granted a writ of certiorari on January 5, 2007, and will hear oral argument in the case on April 16, 2007. A decision is expected before the end of June 2007.

The challenges for the home care industry and the State, if the companionship exemption is ruled to be inapplicable to employees of homecare agencies, will be affording higher overtime wages, ensuring patient continuity of care if agencies can no longer afford to authorize overtime, and the retention of workers who cannot secure the number of hours of work they desire. All of these factors may cause a higher cost per hour serviced thereby adversely affecting profitability.

See Note 1 Recent Developments for other commitments and contingencies.

Lease Commitments

The Company leases office space under non-cancelable operating leases in New York expire between June 2006 and March 2010.

At December 31, 2006, future minimum lease payments due under operating leases approximate:

For the Years Ending December 31,
2007	$294,000
2008	285,000
2009	275,000
2010	136,000
2011	43,000
Thereafter	-
$1,033,000

Rent expense for Company facilities charged to operations, including real estate taxes, was approximately $461,000, $403,000, and $461,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of May 1, 2005, all of the New Jersey office leases were assumed by Accredited Health Care.

In April 2006, the Company entered into a five (5) year non-cancelable operating lease for office space in New York, New York at an average annual rental of approximately $182,000 for its BioBalance subsidiary. Subsequent to the balance sheet date in March 2007, the Company entered into an agreement with the landlord whereby it was released from its obligation under the lease going forward from the date of the agreement. Pursuant to the agreement, the Company surrendered the premises. The Company incurred a loss of approximately $63,000 in connection with terminating the lease of which $27,000 was charged to property impairment in 2006 and approximately $36,000 will be charged to operations during the first quarter of 2007. Rent expense incurred by the Company for the year ended December 31, 2006 includes approximately $118,000 related to this lease. This lease has been eliminated from the table above due to its termination in 2007.

Employment Agreements:

In June 2004, the Company entered into an employment agreement with Dennis O'Donnell the president and CEO of the Company that expired on May 5, 2006 at an annual compensation of $200,000. The board approved an increase of $25,000 upon the closing of the Offering that took place on February 24, 2005. On May 6, 2005, the board of directors approved a bonus of $90,000 and granted him 100,000 options to acquire common stock. In 2006, the Board approved a bonus of $112,500. On September 6, 2006, Mr. O’Donnell resigned his positions as President, Chief Executive Officer and a Director of New York Health Care Inc. and its subsidiary BioBalance Corporation.

In June 2005, the Company entered into an employment agreement with A. James Forbes to become the chief financial officer of the Company which expired on December 31, 2005. The agreement was renewed on January 1, 2006 and expired December 31, 2006. Mr. Forbes was on a leave of absence due to an illness since November 1, 2005 and did not resume his position since that date.

On January 13, 2005, the Compensation Committee approved bonuses of $500,000 to be paid to the two former officers for the year ended December 31, 2004. Such amount was accrued as of December 31, 2004.

401(k) Plan:

The Home Healthcare segment maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Company currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 3% of the participant's salary. The Plan also provides for certain discretionary contributions by the Company as determined by the Board of Directors. The Company's contributions offset by unvested, forfeited matching funds amounted to $46,000, $54,000, and $40,000 for the years ended December 31, 2006 and 2005 and 2004, respectively.

Profit Sharing Plan:

The Company maintains a qualified profit sharing plan under Internal Revenue Code Section 401 whereby it may contribute up to 15% of employee compensation. Specified employees are generally eligible for plan participation upon their employment commencement date with immediate vesting on the employee’s plan entrance date. All contributions to the plan are at the discretion of Company management. The Company made contributions to the plan of $169,739, $174,648 and $172,845 for the years ended December 31, 2006, 2005 and 2004, respectively.

Bonus Plan:

The Home Healthcare segment of the Company has established a bonus plan pursuant to which 10% of the Company's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided by the Company's Compensation Committee. No bonus was accrued for 2006. There was no bonus accrued at December 31, 2005, as it was paid out to the plan participants in December 2005 in the amount of $38,100. A bonus of $44,000 was accrued as of December 31, 2004.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments, which from time-to-time exceed the Federal depository insurance coverage and commercial accounts receivable. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents held in one bank exceed federally insured limits by approximately $2,545,000 at December 31, 2006. The Company does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

Major Customers:

One major customer accounted for approximately 55% of net patient service revenue for the years ended December 31, 2006. Two major customers accounted for approximately 58% and 54% of net patient service revenue for the years ended December 31, 2005 and 2004, respectively. In addition, three customers represented approximately 38%, 44% and 49% of accounts receivable at December 31, 2006, 2005 and 2004, respectively.

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

Legal Settlements:

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial position, except as follows:

On March 30, 2006, the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murray Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc., (Supreme Court of State of New York County of Nassau, (Index No. 5125/06). The lawsuit alleged that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claimed that such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleged that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman. The lawsuit was dismissed in September 2006.

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

In November 2003, the Company suspended the Warrants in response to the indictment of one of its directors and officer of BioBalance and a consultant to BioBalance as reported in the Company's Form 10-K for the year ended December 31, 2003.

Both Corval and Olshenitsky have continually denied any involvement in the events leading up to the indictments and have threatened litigation alleging breach of contract and related compensatory damages as a result of the suspension of the Warrants. Neither Corval nor Olshenitsky was indicted.

Pursuant to the Corval Settlement Agreements and in order avoid the cost and uncertainty of litigation, the Company agreed to issue 300,000 (valued at $216,000) shares of common stock to Olshenitsky in return for a general release of all claims Corval and Olshenitsky may have against the Company. The common stock are "restricted shares" and may only be resold after registration of such shares or the availability of an exemption from registration, including under Rule 144 of the Securities Act of 1933 as amended (the "Securities Act"). At December 31, 2005, the Company has recorded $216,000 for the Corval settlement under common stock and options to be issued. (See Note 10.)

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

In November 2003, the Company terminated the Emerald Consulting Agreement in response to the indictment of one of its directors and officer of BioBalance, and a consultant as reported in the Company's Form 10-K for the year ended December 31, 2003. As of September 2004, BioBalance notified the consultant in writing that the consulting agreement was terminated for cause. At December 31, 2004, the Company had accrued had approximately $359,000 relating to this consulting agreement as reported in the 2004 10-K.

Emerald and Grossman have threatened litigation alleging breach of contract and related compensatory damages as a result of the termination of the Emerald Consulting Agreement. Emerald asserts that the Emerald Consulting Agreement was terminated "without cause" as defined in the agreement entitling Emerald to certain payments that Emerald estimates at approximately $2,225,000.

Pursuant to the Emerald Settlement Agreement and in order avoid the cost and uncertainty of uncertainty of litigation, the Company agreed to (i) the immediate payment of $700,000 to Emerald, (ii) payment of $22,000 per month for eighteen months beginning January 1, 2006, (iii) the issuance of 400,000 shares of common stock, (iv) options to purchase 1,100,000 shares of common stock at $0.78 per share until March 1, 2010 and (v) health insurance for Grossman and his family for the eighteen month period ending June 30, 2008 amounting to approximately $35,100. In return, Emerald and Grossman have executed a general release of all claims they may have against the Company. The common stock to be issued and the common stock issuable pursuant to the options are "restricted shares" and may only be resold after registration of such shares or the availability of an exemption from registration, including under Rule 144 of the Securities Act. The Company has granted Emerald a one-time demand registration right and unlimited piggy back registrant rights. The Company has not paid any of this liability and has expensed $1,545,931 for the above settlement during the year ended December 31, 2005. As of December 31, 2005, the Company has recorded a liability of $1,131,100 and common stock and options to be issued valued at $774,220 as of March 6, 2006. On April 17, 2006, Emerald Asset and Grossman have agreed not to demand the cash portion of the settlement agreement until such time as New York Health Care receives any additional monies from any source. (See Note 10.)

On August 21, 2006, the Company unilaterally rescinded the settlement between the Company and Emerald Asset and Yitz Grossman. The rescission of the settlement by the Company was done without the consent of Emerald Asset and Yitz Grossman. Accordingly there may be future litigation brought against the Company by Emerald Asset and Yitz Grossman to seek enforcement of the agreement. The Company continues to retain the accrual for the settlement agreement on its books in its entirety. If there is litigation brought by Emerald Asset and Yitz Grossman to enforce the settlement agreement, there can be no assurance that at a future time the accrual that was recorded would be sufficient to offset amounts resulting from the future litigation. The Company would vigorously contest any claims by Emerald and Yitz Grossman seeking to enforce the settlement agreement. However, there can be no assurance such efforts by the Company would be successful.

NOTE 13 - THIRD-PARTY RATE ADJUSTMENTS AND REVENUE AND CERTAIN CONTRACTS RELATED TO OPERATIONS:

Approximately 4% of net patient service revenue was derived under New York State Medicaid reimbursement programs during each of the years ended December 31, 2006, 2005 and 2004. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment. Differences between current rates and subsequent revisions are reflected in the year that the revisions are determined.

The Company has an agreement with the City of New York acting through the Department of Social Services of The Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA. The agreement with HRA sets a fixed direct labor cost in the reimbursement rate. Should the Company incur direct costs of home attendant services below this fixed rate, the Company must repay the difference to HRA, subject to final audit by the City of New York. As of December 31, 2006 and 2005, the amount included in due to HRA relating to direct labor costs amounted to $1,461,063 and $202,833, respectively. In addition, the City's reimbursement methodology for general and administrative expenses is based on a fixed amount per client based on the number of cases. The Company is reimbursed at an hourly rate. Any amount over this fixed rate must be repaid to HRA. As of December 31, 2006 and 2005, this amount was $6,481,694 and $5,957,079, respectively, subject to final audit by the City of New York. The aggregate amount due to HRA was $7,942,757 and $6,159,912 at December 31, 2006 and 2005, respectively. Subsequent to December 31, 2006, HRA had completed their audit for the fiscal year ended June 30, 2003.

In January 2003, the New York State Department of Health ("DOH") approved additional funding to home healthcare agencies in a form of a rate increase. The additional funding is to be used exclusively for the recruitment and retention of home healthcare employees. Any unspent money relating to recruitment and retention is recorded as an accrued liability until such time as it is spent. As of December 31, 2006 and 2005, the Company accrued approximately $1,699,000 and $1,966,000, respectively, related to recruitment and retention funds not yet expended and is included in accrued employee benefits.

NOTE 14- SUPPLEMENTAL CASH FLOW DISCLOSURES:

	Year Ended December 31,
	2006	2005	2004
Supplemental cash flow disclosures:

Cash paid during the period for:
Interest	$31,394	$37,693	$29,583
Income Taxes	$62,198	$70,888	$49,608

Supplemental schedule of noncash investing and financing activities:

Issuance of common stock in payment of accrued expenses in connection with Corval Settlement Agreement	$216,000	$-	$-

Shares issued to public relations consultant returned in 2007	$2,500	$-	$-

The Company issued Placement Agent Warrants as part of the Private Placement Offering	$-	$624,705	$-

NOTE 15 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a company that is developing a patented biotherapeutic agent for the treatment of gastrointestinal disorders. In the segment reporting which follows, revenue, loss from continuing operations and total assets excludes Helping Hands, which is part of the New York Health Care segment. See Note 3 - Discontinued Operations, which includes the gain on the sale of assets of approximately $2,700,000. BioBalance has not generated any revenue as of December 31, 2006.

	New York Health Care	BioBalance	Elimination of Intersegment Activity	Consolidated
Year ended December 31, 2006
Revenue:
Net patient service revenue	$45,558,331	$-	$-	$45,558,331
Sales	-	-	-	-
Total revenue	$45,558,331	$-	$-	$45,558,331
Income (loss) from continuing operations before provision for income taxes	$1,736,399	$(5,492,072)	$-	$(3,755,673)
Income from discontinued operations	$-	$-	$-	$-
Depreciation and amortization	$97,797	$574,787	$-	$672,584
Interest income	$160,983	$3,986	$-	$164,969
Interest expense	$31,394	$30,000	$-	$61,394
Income tax expense	$75,120	$-	$-	$75,120
Total assets	$10,980,738	$1,898,800	$-	$12,879,538
Expenditures for long-lived assets	$-	$335,098	$-	$335,098

Year ended December 31, 2005
Revenue:
Net patient service revenue	$44,722,823	$-	$-	$44,722,823
Sales	-	-	-	-
Total revenue	$44,722,823	$-	$-	$44,722,823
Income (loss) from continuing operations before provision for income taxes	$(2,180,416)	$(6,845,850)	$-	$(9,026,266)
Income from discontinued operations	$2,783,232	$-	$-	$2,783,232
Depreciation and amortization	$102,381	$549,771	$-	$652,152
Interest income	$69,785	$33,118	$(13,795)	$89,108
Interest expense	$24,135	$13,795	$(13,795)	$24,135
Income tax expense	$81,281	$-	$-	$81,281
Noncash compensation	$-	$1,223,661	$-	$1,223,661
Total assets	$14,253,009	$3,036,068	$-	$17,289,077
Expenditures for long-lived assets	$40,656	$77,045	$-	$117,701

Year ended December 31, 2004
Revenue:
Net patient service revenue	$42,286,444	$-	$-	$42,286,444
Sales	-	-	-	-
Total revenue	$42,286,444	$-	$-	$42,286,444
Income (loss) from continuing operations before provision for income taxes	$237,184	$(6,425,013)	$-	$(6,187,829)
Income from discontinued operations	$48,968	$-	$-	$48,968
Depreciation and amortization	$107,296	$712,591	$-	$819,887
Interest income	$90,307	$2,343	$(22,773)	$69,877
Interest expense	$29,538	$22,773	$(22,773)	$29,538
Income tax (benefit) expense	$(65,077)	$(2,099)	$-	$(67,176)
Noncash compensation	$-	$(365,822)	$-	$(365,822)
Total assets	$13,123,228	$3,379,967	$-	$16,503,195
Expenditures for long-lived assets	$-	$77,805	$-	$77,805

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table summarizes the unaudited quarterly statements of operations for the Company for 2006 and 2005. Net patient service revenue and cost of professional care of patients is related to the healthcare segment. The following table includes the activity of Helping Hands, which is recorded as a discounted operations, see note 3.

	Net Patient Service Revenue	Cost of Professional Care of Patients	Loss from Operations		Basic and Diluted EPS

2006
First quarter	$11,966,614	$9,396,754	$(240,886)		$(0.01)
Second quarter	11,018,270	9,147,298	(1,228,021)		(0.04)
Third quarter	11,095,345	9,208,649	(1,028,520)		(0.03)
Fourth quarter	11,478,102	8,994,665	(1,258,246)	(1)	(0.03)

2005
First quarter	12,462,405	10,024,030	(958,269)		$(0.03)
Second quarter	10,913,774	9,010,944	(1,080,318)		(0.03)
Third quarter	11,497,791	9,544,957	(3,850,894)		(0.12)
Fourth quarter	9,848,853	8,500,355	(422,970)	(2)	(0.01)

(1)
In the fourth quarter of 2006, it was determined that the NexGen intangible assets were fully impaired by $926,322 as a result of inconclusive test results and the decision to not pursure further development of the NexGen Platform.

(2)	In the fourth quarter of 2005, the Company entered into two settlement agreements and has recorded an expense of $1,761,931. (See Note 12)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

	Balance at Beginning of Period	Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Description

Year ended December 31, 2006

Deducted from asset accounts:

Allowance for doubtful accounts	$465,000	$208,678	$-	$(94,678)	$579,000

Deferred tax asset valuation allowance	$5,276,000	$2,370,000	$-	$-	$7,646,000

Year ended December 31, 2005

Deducted from asset accounts:

Allowance for doubtful accounts	$460,000	$267,059	$-	$(262,059)	$465,000

Deferred tax asset valuation allowance	$4,659,000	$584,000	$33,000	$-	$5,276,000

Year ended December 31, 2004

Deducted from asset accounts:

Allowance for doubtful accounts	$397,000	$90,400	$-	$(27,400)	$460,000

Deferred tax asset valuation allowance	$1,859,000	$2,800,000	$-	$-	$4,659,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2007

NEW YORK HEALTH CARE, INC.

By:	/s/ Stewart W. Robinson
Name: Stewart W. Robinson
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Murry Englard	Director, Acting Chief Executive Officer	April 16, 2007
Murry Englard

/s/ Stewart W. Robinson	Chief Financial Officer	April 16, 2007
Stewart W. Robinson

/s/ Howard Berg	Director	April 16, 2007
Howard Berg

/s/ Yoram Hacohen	Director	April 16, 2007
Yoram Hacohen

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
2.2
Asset Purchase Agreement dated as of April 11, 2005 by and among Accredited Health Services, Inc., the Company and NYHC Newco Paxxon Inc. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed (on May 26, 2005).

3.1
Restated Certificate of Incorporation filed on March 26, 1996. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, SEC File No. 333-08152, declared effective on December 20, 1996).

3.2
Certificate of Correction of Restated Certificate of Incorporation filed on March 26, 1996. Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, SEC File No. 333-08152, declared effective on December 20, 1996).

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

3.5	Amendment to the Certificate of Incorporation filed February 5, 2001. (Incorporated by reference to Exhibit 3.5 to the Company's Form 10-K filed on April 17, 2006).
3.6	Amendment to the Certificate of Incorporation filed January 7, 2002. (Incorporated by reference to Exhibit 3.6 to the Company's Form 10-K filed on April 17, 2006).
3.7	Certificate of Amendment to the Restated Certificate of Incorporation filed on September 10, 2004 (Incorporated by reference to Exhibit 3.1 to the Company's 8-K filed on September 15, 2004).
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

10.13	Amendment No. 5 to Loan and Security Agreement among the Company, NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 17, 2005 for the quarter ended June 30, 2005).

10.14	Amendment No. 6 to Loan and Security Agreement among the Company, NYHC Newco Paxxon, Inc. and GE HFS Holdings, Inc. dated November 29, 2005.
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

10.26
Termination Agreement and Release among the Company, NYHC Newco Paxxon, Inc., New York Health Care, LLC, Jerry Braun and Jacob Rosenberg dated July 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2005).

10.27
Settlement Agreement among Corval International, Inc., Mark Olshenitsky and the Company dated March 9, 2006. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 10, 2006).

10.28
Settlement Agreement among Emerald Asset Management, Inc., Yitz Grossman and the Company dated March 1, 2006. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on March 10, 2006).

10.29
Engagement Letter of Corval International Inc. (“Corval”) and BioBalance dated April 21, 2003 with warrant agreement in favor of Corval attached (Incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K on March 10, 2006).

10.30
Consulting Agreement dated June 1, 2001 between The Zig Zag Corp., Emerald Asset Management, Inc. (“Emerald”), and Yitz Grossman (Incorporated by reference to Exhibit 10.3 filed as part of the Company's Form 8-K on March 10, 2006).

10.31	Revival Press Release dated January 17, 2006 (Incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 8-K on March 10, 2006)
10.32
Amendment to Emerald Settlement Agreement dated April 17, 2006 between the Company, Emerald and Yitz Grossman (Incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K on April 19, 2006).

10.33	Engagement Agreement between Stewart Robinson and the Company dated February 5, 2007 (Incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K on February 8, 2007).
10.34*	Non-Qualified Stock Option Agreement dated September 20, 2006 between the Company and Michael Nafash.
10.35*	Non-Qualified Stock Option Agreement dated February 28, 2007 between the Company and Howard Berg.
10.36*	Non-Qualified Stock Option Agreement dated February 28, 2007 between the Company and Yoram Hacohen.
10.37*	Surrender Agreement dated March 8, 2007 between the Company and 345 Seventh Avenue LLC.
14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 of the Company's Form 10-K filed on March 31, 2004 for the fiscal year ended December 31, 2003.
23.1*	Consent of Weiser LLP.
23.2*	Consent of Holtz Rubenstein Reminick, LLP.
31.1*	Certification of Acting Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Acting Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

++ Compensation plan.