Form 10-Q
period 2007-03-31
NEW YORK HEALTH CARE INC
filed 2007-05-16
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,536,767 (as of May 10, 2007)

Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

(a)    Our unaudited financial statements for the first quarter (three months ended March 31, 2007, are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations for our first quarter.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2007

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,888,314	$2,469,789
Due from lending institution	107,654	274,934
Accounts receivable, net of allowance for uncollectible amounts of
$574,000 and $579,000, respectively	7,865,829	7,146,973
Unbilled services	95,571	112,186
Prepaid expenses and other current assets	298,309	227,625

Total current assets	10,255,677	10,231,507

Property and equipment, net	104,155	120,898
Goodwill, net	783,000	783,000
Other intangible assets, net	1,519,060	1,575,495
Other assets	83,091	168,638

Total assets	$12,744,983	$12,879,538

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accrued payroll	$916,221	$775,808
Accounts payable and accrued expenses	5,599,261	5,963,589
Income taxes payable - current	51,000	-
Due to HRA	8,304,313	7,942,757

Total current liabilities	14,870,795	14,682,154

Commitment and contingencies

Shareholders' (deficiency) equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Class A Preferred, 590,375 shares issued, none outstanding
Common stock, $.01 par value, 100,000,000 shares authorized;
33,536,767 shares issued and 33,532,722 outstanding at March 31, 2007
33,536,767 shares issued and 33,782,722 outstanding as of December 31, 2006	335,368	335,368
Additional paid-in capital	37,156,185	37,149,685
Common stock and options to be issued	774,220	774,220
Accumulated deficit	(40,382,112)	(40,052,416)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)

Total shareholders' (deficiency)	(2,125,812)	(1,802,616)

Total liabilities and shareholders' (deficiency)	$12,744,983	$12,879,538

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006

Net patient service revenue	$11,184,902	$11,966,614

Expenses:
Professional care of patients	9,111,496	9,396,754
	2,073,406	2,569,860

Other operating expenses:
General and administrative	1,982,416	2,024,048
Product development	292,460	636,924
Depreciation and amortization	98,002	163,728

Total other operating expenses	2,372,878	2,824,700

Operating (loss)	(299,472)	(254,840)

Other income (expenses):
Interest income	22,747	45,985
Interest expense	(1,971)	(7,863)

Other income, net	20,776	38,122

(Loss) before provision for income taxes	(278,696)	(216,718)

Provision for income taxes - current	51,000	24,168

Net (loss)	$(329,696)	$(240,886)

Basic and diluted income (loss) per share:
Net (loss) per share:	($0.01)	($0.01)

Weighted and diluted average shares outstanding	33,536,767	33,232,722

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:

Net (loss)	$(329,696)	$(240,886)

Adjustments to reconcile net (loss) to net cash
used in operating activities (excluding the effect of disposition)
Stock-based compensation	6,500	38,213
Depreciation and amortization	98,002	163,728
Abandonment of property and equipment	5,652
Noncash reversal of HRA liability	-	(703,745)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable
and unbilled services	(702,241)	(325,195)
(Increase) decrease in due from lending institution	167,280	103,513
Decrease (increase) in prepaid expenses and other current assets	(70,684)	(211,111)
(Increase) decrease in other assets	85,547	-
Increase (decrease) in accrued payroll	140,413	94,198
(Decrease) increase in accounts payable and
accrued expenses	(364,328)	266,295
Increase in income taxes payable - current	51,000	-
Increase (decrease) in due to HRA	361,556	331,227

Net cash used in operating activities	(550,999)	(483,763)

Cash flows from investing activities:
Acquisition of intangible assets	(30,476)	(24,686)

Net cash (used in) investing activities	(30,476)	(24,686)

Net (decrease) increase in cash and cash equivalents	(581,475)	(508,449)

Cash and cash equivalents at beginning of period	2,469,789	5,522,088

Cash and cash equivalents at end of period	$1,888,314	$5,013,639

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - ORGANIZATION, RECENT DEVELOPMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. (“New York Health Care”) was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corp (“BioBalance”) a Delaware corporation was formed in May 2001. BioBalance is a biopharmaceutical company focused on the development of treatments for gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing prescription drug development of its lead product, PROBACTRIX® for the prevention of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase II clinical trials. There can be no assurance that BioBalance will be successful in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the “Company”, “we”, “our” or similar pronouns, includes New York Health Care and its wholly-owned subsidiary BioBalance.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K of New York Health Care, Inc. for the year ended December 31, 2006 as filed on April 19, 2007 with the SEC.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

On April 3, 2007, Michael Nafash resigned his position as a Director of the Company. Contemporaneously with his resignation, Mr. Nafash voluntarily agreed to relinquish options to acquire 75,000 shares of the Company’s Common Stock at $0.37 per share, which were granted to him on September 20, 2006.

On March 30, 2006, the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murray Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc., (Supreme Court of State of New York County of Nassau, (Index No. 5125/06). The lawsuit alleged that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claimed that such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleged that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman. The lawsuit was dismissed in September 2006. A notice of appeal was filed by the plaintiff in October 2006 and the plaintiff filed its appeal brief in April 2007.

As of March 31, 2007, BioBalance had cash on hand of $114,455 all of which was available to fund operations. BioBalance estimates that its capital requirements for 2007 will be approximately $5,000,000. This estimate includes the cost of an initial $3,000,000 up front payment for the Phase I/II clinical trial for the Company's lead product. The balance of approximately $2,000,000 would be required for product development and maintenance and administrative overhead. However, management has temporarily scaled back operations because of a lack of available funds and adjusted the 2007 budget to reflect that its capital requirements for the remainder of 2007 will be approximately $800,000. This budget assumes that BioBalance will continue to operate using existing funds, proceeds from the health care operations, proceeds from the potential sale of the health care operations and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain such additional funding up to the present time, and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's 2007 capital needs.

The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance will be operating on a substantially reduced budget starting in June 2007. BioBalance management has taken steps to secure the data from clinical trials and has authorized the production of a duplicate of the biological strain of ProBactrix to maintain its viability, pending the receipt of funding for the clinical studies discussed above. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000. Management is negotiating temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurance that the Company will be able to raise additional capital in the near term to allow BioBalance to resume full operations and undertake the Phase I/II clinical trial for.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently assessing the impact of SAB 108 but do not expect that it will have a material effect on our results of operations or financial condition.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the three months ended March 31, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

NOTE 2 - LOSS PER SHARE:

Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to losses for the three months ended March 31, 2007 and 2006, potential common stock attributable to options and warrants outstanding of 8,732,046 for the three months ended March 31, 2007 and 7,857,612 for the three months ended March 31, 2006, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	March 31, 2007
				Estimated
		Accumulated	Net Carrying	Useful Life
	Gross Amount	Amortization	Amount	in Years

Intellectual property	$ 2,036,500	$ 1,153,970	$ 882,530	10
Patents and trademarks	805,737	216,491	589,246	10
Customer base	316,000	268,716	47,284	5
	$ 3,158,237	$ 1,639,177	$ 1,519,060

	December 31, 2006
				Estimated
		Accumulated	Net Carrying	Useful Life
	Gross Amount	Amortization	Amount	in Years

Intellectual property	$ 2,036,500	$ 1,103,053	$ 933,447	10
Patents and trademarks	775,260	196,296	578,964	10
Customer base	316,000	252,916	63,084	5
	$ 3,127,760	$ 1,552,265	$ 1,575,495

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Accounts payable	1,559,886	$561,445
Accrued expenses	617,747	765,150
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits	2,290,528	3,505,894
	$5,599,261	$5,963,589

NOTE 5 - LINE OF CREDIT:

New York Health Care had a $4,000,000 line of credit with G.E. Capital Health Care Financial Services ("G.E. Capital") that expired on March 30, 2007 and has not been renewed. The availability of the line of credit was based on a formula of eligible accounts receivable. The loan agreement relating to the line of credit (the "Loan Agreement") was amended in 2004 to allow New York Health Care to lend money to BioBalance if there is no outstanding loan under this Loan Agreement. The Loan Agreement has also been amended to allow New York Health Care to invest money in BioBalance. As of December 31, 2006, approximately $4,000,000 was available to the Company. Certain assets of the Company collateralized the line of credit. The Loan Agreement contained various restrictive covenants which, among other things, require that New York Health Care maintain a minimum tangible net worth of $500,000. Borrowings under the Loan Agreement bear interest at prime plus 1 1/2% (9.75% at March 31, 2007).

At March 31, 2007, there was an amount due from G.E. Capital of $107,654. This resulted from collections deposited with G.E. Capital through a lockbox and then transferred to the Company's bank account.

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

During the quarter ended March 31, 2007, the following non-qualified options were issued to directors.

Grant Date	Number of Options	Exercise Price	Expiration Term
February 28, 2007	50,000	$0.13	5 yrs

The options' assumptions used to estimate these values are as follows:

Risk free interest rate	4.81%
Expected volatility of common stock	371%
Dividend yield	0%
Expected option term	10 years

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company's 2004 Incentive Plan, (the “Incentive Plan”). Under the terms of the Incentive Plan, up to 3,175,000 shares of common stock may be granted at March 31, 2007. The Incentive Plan is administered by the Compensation Committee which is appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

On March 26, 1996, the Company's Board of Directors adopted the Performance Incentive Plan, (the “Option Plan”). The option plan has substantially the same terms as the Incentive Plan above.

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the three months ended March 31, 2007, is summarized as follows:

	Shares Under Options/Warrants	Weighted Average Exercise Price
Balance at January 1, 2007	8,996,212	$0.93

Options granted	50,000	0.13
Options cancelled/expired	(314,166)	0.92
Options exercised	- -	-
Balance at March 31, 2007	8,732,046	$0.90

Options eligible for exercise at
March 31, 2007	8,732,046	$0.90

The following table summarizes information about options and warrants outstanding and exercisable at March 31, 2007.

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Options/ Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Warrants Exercisable	Weighted Average Options Warrants Exercisable

$3.69	100,000	1.46	$3.69	100,000	$3.69
$3.22-3.47	48,387.75		3.31	48,387	3.31
$3.14	160,000	5.94	3.14	160,000	3.14
$2.55	75,333	1.17	2.55	75,333	2.55
$2.44	6,667	1.17	2.44	6,667	2.44
$1.50	51,333	1.73	1.50	51,333	1.50
$1.21	150,000	3.42	1.21	150,000	1.21
$1.21	50,000	3.76	1.21	50,000	1.21
$1.20	80,000	3.42	1.20	80,000	1.20
$1.00	200,000	4.17	1.00	200,000	1.00
$0.97	66,667	2.62	0.97	66,667	0.97
$0.89	133,333	3.76	0.92	133,333	0.92
$0.84	50,000	8.18	0.84	50,000	0.84
$0.78	5,726,993	2.90	0.78	5,726,993	0.78
$0.78	30,000	4.01	0.78	30,000	0.78
$0.78	1,100,000	2.93	0.78	1,100,000	0.78
$0.75	133,333	3.33	0.75	133,333	0.75
$0.75	200,000	3.52	0.75	200,000	0.75
$0.60	20,000	9.58	0.60	20,000	0.60
$0.37	300,000	4.72	0.37	300,000	0.37
$0.13	50,000	4.92	0.13	50,000	0.13

Total	8,732,046	3.90	$0.89	8,732,046	$0.89

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

NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At March 31, 2007 and December 31, 2006, the Company has computed a deferred tax asset in the amount of approximately $8,790,000 and $7,481,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not more likely than not that those assets will be realized in the foreseeable future. The valuation allowance increased by $1,309,000 during the three months ended March 31, 2007.

NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For The Three Months Ended
	March 31
	2007	2006
Supplemental cash flow disclosures:

Cash paid during the period for:

Interest	$1,971	$7,863

Income taxes	$-	$24,168

NOTE 10 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of March 31, 2007.

	New York	Bio-	Total
	Health Care	Balance	Consolidated

Three Months Ended March 31, 2007
Revenue:
Net patient service revenue	$11,184,902	$-	$11,184,902
Total revenue	$11,184,902	$-	$11,184,902

Net income (loss)	357,198	$(686,894)	$(329,696)

Total assets	$11,073,465	$1,671,518	$12,744,983

Three Months Ended March 31, 2006
Revenue:
Net patient service revenue	$11,966,614		$11,966,614
Total revenue	$11,966,614	$-	$11,966,614

Net income (loss)	$1,059,745	$(1,300,631)	$(240,886)

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

All references to fiscal year apply to the Company's fiscal year which ends on December 31, 2007.

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

The Company believes that there have been no significant changes, during the three month period ended March 31, 2007, to the items disclosed as critical accounting policies and estimates in Managements Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

Revenues for the three months ended March 31, 2007 decreased to $11,184,902 from $11,966,614 for the three months ended March 31, 2006.  All of the revenues are generated from the home health care operations. The revenue in the home health care segment for the three months ended March 31, 2006 includes a reversal of debt from HRA in the amount of approximately $704,000 which relates to funds that HRA agreed not collect for their fiscal year 2002. The Company had previously accrued this amount as due to HRA.

Cost of professional care of patients for the three months ended March 31, 2007 decreased to $9,111,496 from $9,396,754 for the three months ended March 31, 2006. As a percentage of revenue the cost of sales was 81% for the three months ended March 31, 2007 as compared to 83% for the three months ended March 31, 2006, when taking into account the reversal of debt from HRA in the amount of $703,745 in 2006.

Selling, general and administrative expenses ("SG&A") for the home health care segment for the three months ended March 31, 2007 increased approximately 11% to $1,662,685 from $1,503,067 for the three months ended March 31, 2006. This increase is due to increases in salaries and professional fees. Also included in the SG&A expenses are non-cash compensation expense in the amount of $6,500 for March 31, 2007 and $38,213 for March 31, 2006.

Selling, general and administrative expenses ("SG&A") for the BioBalance segment for the three months ended March 31, 2007 decreased approximately 39% to $319,731 from $520,981 for the three months ended March 31, 2006. This decrease is due to cost reductions resulting from scaling back BioBalance operations due to lack of available funding.

Product development costs for the BioBalance segment for the three months ended March 31, 2007 were $292,460 as compared to $636,924 for the three months ended March 31, 2006.  The decrease is due to temporary suspension of the development work required for the IND for PROBACTRIX that the BioBalance received approval for Phase I/II testing on March 24, 2006 due to lack of available funding.

The net loss of $329,696 for the three months ended March 31, 2007, includes a net income of $357,198 from the operations of the home health care segment and offset by a net loss of $686,894 from the BioBalance segment, which to date has not generated any revenue.

The net loss of $240,886 for the three months ended March 31, 2006, includes a net income of $1,059,745 from the operations of the home health care segment and offset by a net loss of $1,300,631 from the BioBalance segment, which to date has not generated any revenue. The home health care segment had a one time reversal of debt from HRA in the amount of $703,745.

Liquidity and Capital Resources

At March 31, 2007, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at March 31, 2007, are as follows:

Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	2 years	3-5 years	5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations*	923,000	313,000	263,000	347,000	-
Purchase obligations	-	-	-	-	-
Total	$923,000	$313,000	$263,000	$347,000	$-

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

The sources of liquidity and capital resources for the home healthcare segment are internally generated funds and cash in banks. Until March 30, 2007, the Company had a $4,000,000 revolving credit facility with G.E. Capital Health Care Services relating exclusively to the home healthcare segment. This facility expired on March 30, 2007 and has not been renewed. Currently there is no outstanding indebtedness under this facility.

For the three months ended March 31, 2007, net cash used in operating activities was $550,999 as compared to cash used by operating activities of $483,763 during the three months ended March 31, 2006, an increase of $67,236.

Net cash used in investing activities for the three months ended March 31, 2007 totaled $30,476 and consisted primarily of the acquisition of intangible assets.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the three months ended March 31, 2007, the DSO of the home care segment of the Company was 67, compared to 58 days for the three months ended March 31, 2006.

BioBalance Segment

As of March 31, 2007, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

As of March 31, 2007, BioBalance had cash on hand of $114,455 all of which was available to fund operations. BioBalance estimates that its capital requirements for 2007 will be approximately $5,000,000. This estimate includes the cost of an initial $3,000,000 up front payment for the Phase I/II clinical trial for the Company's lead product. The balance of approximately $2,000,000 would be required for product development and maintenance and administrative overhead. However, management has temporarily scaled back operations because of a lack of available funds and adjusted the 2007 budget to reflect that its capital requirements for the remainder of 2007 will be approximately $800,000. This budget assumes that BioBalance will continue to operate using existing funds, proceeds from the health care operations, proceeds from the potential sale of the health care operations and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain such additional funding up to the present time, and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's 2007 capital needs.

The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance will be operating on a substantially reduced budget starting in June 2007. BioBalance management has taken steps to secure the data from clinical trials and has authorized the production of a duplicate of the biological strain of ProBactrix to maintain its viability, pending the receipt of funding for the clinical studies discussed above. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000. Management is negotiating temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurance that the Company will be able to raise additional capital in the near term to allow BioBalance to resume full operations and undertake the Phase I/II clinical trial for.

Recent Accounting Pronouncements

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

In July 2006, the FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material impact on the financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at March 31, 2007.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which remained in effect during the quarter ended March 31, 2007, there were no other changes during such quarter.

PART II.
ITEM 1 A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6. EXHIBITS
(a)	Exhibits

Exhibit
No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK HEALTH CARE, INC.

May 15, 2007	By:	/s/ Murry Englard
Name: Murry Englard Title: Acting Chief Executive Officer

May 15, 2007	By:	/s/ / Stewart W. Robinson
Name: Stewart W. Robinson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002