Form 10-Q
period 2007-06-30
NEW YORK HEALTH CARE INC
filed 2007-08-20
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,536,767 (as of August 9, 2007)

Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

(a) Our unaudited financial statements for the second quarter (six months ended June 30, 2007), are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2007

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,697,729	$2,469,789
Due from lending institution	56,131	274,934
Accounts receivable, net of allowance for uncollectible amounts of
$560,000 and $579,000, respectively	7,648,680	7,146,973
Unbilled services	131,077	112,186
Prepaid expenses and other current assets	202,241	227,625

Total current assets	9,735,858	10,231,507

Property and equipment, net	93,201	120,898
Goodwill, net	783,000	783,000
Other intangible assets, net	1,454,559	1,575,495
Other assets	83,090	168,638

Total assets	$12,149,708	$12,879,538

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accrued payroll	$737,881	$775,808
Accounts payable and accrued expenses	5,335,136	5,963,589
Income taxes payable - current	39,450	-
Due to HRA	8,231,203	7,942,757

Total current liabilities	14,343,670	14,682,154

Commitment and contingencies

Shareholders' (deficiency) equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Class A Preferred, 590,375 shares issued, none outstanding
Common stock, $.01 par value, 100,000,000 shares authorized;
33,536,767 shares issued and 33,532,722 outstanding at June 30, 2007
33,536,767 shares issued and 33,782,722 outstanding as of December 31, 2006	335,368	335,368
Additional paid-in capital	37,156,185	37,149,685
Common stock and options to be issued	774,220	774,220
Accumulated deficit	(40,450,262)	(40,052,416)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)

Total shareholders' (deficiency)	(2,193,962)	(1,802,616)

Total liabilities and shareholders' (deficiency)	$12,149,708	$12,879,538

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006

Net patient service revenue	$10,801,576	$11,018,270	$21,986,478	$22,984,884

Expenses:
Professional care of patients	9,009,077	9,147,298	18,120,573	18,544,052
Operating income before other operating expenses	1,792,499	1,870,972	3,865,905	4,440,832

Other operating expenses:
General and administrative	1,596,325	2,242,323	3,578,741	4,228,161
Product development	178,794	723,219	471,254	1,398,356
Depreciation and amortization	98,437	166,641	196,439	330,369

Total other operating expenses	1,873,556	3,132,183	4,246,434	5,956,886

Operating (loss)	(81,057)	(1,261,211)	(380,529)	(1,516,054)

Other income (expenses):
Interest income	16,597	44,290	39,344	90,275
Interest expense	(3,610)	-	(5,581)	(7,863)

Other income, net	12,987	44,290	33,763	82,412

(Loss) before provision for income taxes	(68,070)	(1,216,921)	(346,766)	(1,433,642)

Provision for income taxes - current	80	11,100	51,080	35,268

Net (loss)	$(68,150)	$(1,228,021)	$(397,846)	$(1,468,910)

Basic and diluted income (loss) per share:
Net (loss) per share:	($0.00)	($0.04)	($0.01)	($0.04)

Weighted and diluted average shares outstanding	33,536,767	33,232,722	33,536,767	33,232,722

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:

Net (loss)	$(397,846)	$(1,468,910)

Adjustments to reconcile net (loss) to net cash
used in operating activities (excluding the effect of disposition)
Stock-based compensation	6,500	53,867
Depreciation and amortization	196,439	330,369
Loss on abandonment of property and equipment	5,654
Recovery of bad debts	(18,896)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable
and unbilled services	(501,702)	112,082
Decrease (increase) in due from lending institution	218,803	(151,166)
Decrease (increase) in prepaid expenses and other current assets	25,384	(658,860)
Decrease (increase) in other assets	85,548	(73,100)
(Decrease) in accrued payroll	(37,927)	(78,316)
(Decrease) increase in accounts payable and
accrued expenses	(628,453)	192,817
Increase in income taxes payable - current	39,450	-
Increase (decrease) in due to HRA	288,446	(71,639)

Net cash used in operating activities	(718,600)	(1,812,856)

Cash flows from investing activities:
Acquisition of property and equipment	-	(43,370)
Acquisition of intangible assets	(53,460)	(119,808)

Net cash used in investing activities	(53,460)	(163,178)

Net (decrease) in cash and cash equivalents	(772,060)	(1,976,034)

Cash and cash equivalents at beginning of period	2,469,789	5,522,088

Cash and cash equivalents at end of period	$1,697,729	$3,546,054

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

NOTE 1 - ORGANIZATION, RECENT DEVELOPMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. (“New York Health Care”) was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corp (“BioBalance”) a Delaware corporation was formed in May 2001. BioBalance is a biopharmaceutical company focused on the development of treatments for gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing prescription drug development of its lead product, PROBACTRIX® for the prevention of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase II clinical trials. There can be no assurance that BioBalance will complete the clinical trails or be successful in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the “Company”, “we”, “our” or similar pronouns, includes New York Health Care and its wholly-owned subsidiary BioBalance.

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

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses and negative working capital raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in connection with this matter include negotiation of a new line of credit and actively seeking a buyer for all or part of the home health care operations.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2007, BioBalance had cash on hand of $12,661, all of which was available to fund operations. BioBalance estimates that its capital requirements for 2007 would be approximately $5,000,000 if it had not scaled back operations. This estimate includes the cost of an initial $3,000,000 up front payment for the Phase I/II clinical trial for the Company's lead product. The balance of approximately $2,000,000 would be required for product development and maintenance and administrative overhead. However, management has temporarily scaled back operations because of a lack of available funds and adjusted the 2007 budget to reflect that its capital requirements for the remainder of 2007 will be approximately $500,000. This budget assumes that BioBalance will continue to operate using existing funds, proceeds from the health care operations, proceeds from the potential sale of the health care operations and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain such additional funding up to the present time, and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's 2007 capital needs.

The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance has been operating on a substantially reduced budget starting in June 2007. BioBalance management has taken steps to secure the data from clinical trials and has authorized the production of a duplicate of the biological strain of ProBactrix to maintain its viability, pending the receipt of funding for the clinical studies discussed above. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000. Management is negotiating temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurance that the Company will be able to raise additional capital in the near term to allow BioBalance to resume full operations and undertake the Phase I/II clinical trial.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements but does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position, cash flows, or results of operations.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the six months ended June 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

NOTE 2 - LOSS PER SHARE:

Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to losses for the three and six months ended June 30, 2007 and 2006, potential common stock attributable to options and warrants outstanding of 8,657,046 for the three and six months ended June 30, 2007 and, 8,950,112 for the three and six months ended June 30, 2006, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	June 30, 2007
	Gross Carrying Cost	Accumulated Amortization	Net Carryng Cost	Estimated Useful Life in Years

Intellectual Property	$2,036,500	$1,204,883	$831,617	10
Patents/trademarks	828,721	237,321	591,400	10
Customer base	316,000	284,458	31,542	5
	$3,181,221	$1,726,662	$1,454,559

	December 31, 2006
	Gross Carrying Cost	Accumulated Amortization	Net Carryng Cost	Estimated Useful Life in Years

Intellectual Property	$2,036,500	$1,103,053	$933,447	10
Patents/trademarks	775,260	196,296	578,964	10
Customer base	316,000	252,916	63,084	5
	$3,127,760	$1,552,265	$1,575,495

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Accounts payable	$1,636,538	$561,445
Accrued expenses	1,234,086	765,150
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits	1,333,412	3,505,894
	$5,335,136	$5,963,589

NOTE 5 - LINE OF CREDIT:

New York Health Care had a $4,000,000 line of credit with G.E. Capital Health Care Financial Services ("G.E. Capital") that expired on March 30, 2007 and has not been renewed. The availability of the line of credit was based on a formula of eligible accounts receivable. The Loan Agreement had also been amended to allow New York Health Care to invest money in BioBalance. As of December 31, 2006, $4,000,000 was available to the Company. Certain assets of the Company collateralized the line of credit. The Loan Agreement contained various restrictive covenants which, among other things, required that New York Health Care maintain a minimum tangible net worth of $500,000. Borrowings under the Loan Agreement bore interest at prime plus 1 1/2% (9.75% at March 30, 2007).

At June 30, 2007, there was an amount due from G.E. Capital of $56,131. This resulted from collections deposited with G.E. Capital through a lockbox and then transferred to the Company's bank account. Currently, the lockbox deposits are no longer held by G.E. Capital and are transferred directly to the Company’s bank account.

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

During the quarter ended June 30, 2007, no options were granted.

During the six months ended June 30, 2007, the following non-qualified options were issued to directors.

Grant Date	Number of Options	Exercise Price	Expiration Term
February 28, 2007	50,000	$0.13	5 yrs

The options' assumptions used to estimate these values are as follows:

	For the Three	For the Six
	Months Ended	Month Ended
	June 30, 2007	June 30, 2007

Risk free interest rate	4.81%	4.81%
Expected volatility of common stock	371%	371%
Dividend yield	0%	0%
Expected option term	10 yrs	10 yrs

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company's 2004 Incentive Plan, (the “Incentive Plan”). Under the terms of the Incentive Plan, up to 3,175,000 shares of common stock may be granted at June 30, 2007. The Incentive Plan is administered by the Compensation Committee which is appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

On March 26, 1996, the Company's Board of Directors adopted the Performance Incentive Plan, (the “Option Plan”). The option plan has substantially the same terms as the Incentive Plan above.

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the three months ended June 30, 2007, is summarized as follows:

	Shares Under Options/ Warrants	Weighted Average Exercise Price

Balance at January 1,2007	8,996,212	$0.93

Options granted	50,000	0.13
Options cancelled/expired	(389,166)	0.82
Options exercised	-	-

Balance at June 30,2007	8,657,046	$0.91

Options eligible for exercise at	8,657,046	$0.91

The following table summarizes information about options and warrants outstanding and exercisable at June 30, 2007.

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Options Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Warrants Exercisable	Weighted Average Options Warrants Exercisable

$3.69	100,000	1.21	$3.69	100,000	$3.69
$3.22-3.47	48,387	0.50	3.31	48,387	$3.31
$3.14	160,000	5.69	3.14	160,000	$3.14
$2.55	75,333	0.92	2.55	75,333	$2.55
$2.44	6,667	0.92	2.44	6,667	$2.44
$1.50	51,333	1.48	1.50	51,333	$1.50
$1.21	150,000	3.17	1.21	150,000	$1.21
$1.21	50,000	3.51	1.21	50,000	$1.21
$1.20	80,000	3.17	1.20	80,000	$1.20
$1.00	200,000	3.92	1.00	200,000	$1.00
$0.97	66,667	2.37	0.97	66,667	$0.97
$0.89	133,333	3.51	0.92	133,333	$0.92
$0.84	50,000	7.93	0.84	50,000	$0.84
$0.78	5,726,993	2.65	0.78	5,726,993	$0.78
$0.78	30,000	3.76	0.78	30,000	$0.78
$0.78	1,100,000	2.68	0.78	1,100,000	$0.78
$0.75	133,333	3.08	0.75	133,333	$0.75
$0.75	200,000	3.27	0.75	200,000	$0.75
$0.60	20,000	9.33	0.60	20,000	$0.60
$0.37	225,000	4.47	0.37	225,000	$0.37
$0.13	50,000	4.67	0.13	50,000	$0.13
	8,657,046	2.98	$0.91	8,657,046	$0.91

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

Pursuant to the Corval Settlement Agreement and in order to avoid the cost and uncertainty of litigation, the Company agreed to issue 300,000 shares of Common Stock to Olshenitsky in return for a general release of all claims Corval and Olshenitsky may have against the Company. The Company issued these shares on December 15, 2006.

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

NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At June 30, 2007 and December 31, 2006, the Company has computed a deferred tax asset in the amount of approximately $9,158,000 and $7,481,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not, more likely than not, that those assets will be realized in the foreseeable future. The valuation allowance increased by $1,677,000 during the six months ended June 30, 2007.

NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For the Six Months Ended June 30
	2007	2006

Supplemental cash flow disclosures:

Cash paid during the period for:

Interest	$5,581	$7,863

Income taxes	$11,630	$-

NOTE 10 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of June 30, 2007.

	New York	Bio-	Total
	Health Care	Balance	Consolidated

Six Months Ended June 30, 2007
Revenue:
Net patient service revenue	$21,986,478	$-	$21,986,478
Sales	-	-	-
Total revenue	$21,986,478	$-	$21,986,478

Net income (loss)	$627,628	$(1,025,474)	$(397,846)

Total assets	$10,637,279	$1,512,429	$12,149,708

Six Months Ended June 30, 2006
Revenue:
Net patient service revenue	$22,984,884	$-	$22,984,884
Sales	-	-	-
Total revenue	$22,984,884	$-	$22,984,884

Net income (loss)	$1,124,350	$(2,593,260)	$(1,468,910)

Total assets	$12,799,195	$3,117,701	$15,916,896

Three Months Ended June 30, 2007
Revenue:
Net patient service revenue	$10,801,576	$-	$10,801,576
Sales	-	-	-
Total revenue	$10,801,576	$-	$10,801,576

Net income (loss)	$270,430	$(338,580)	$(68,150)

Three Months Ended June 30, 2006
Revenue:
Net patient service revenue	$11,018,270	$-	$11,018,270
Sales	-	-	-
Total revenue	$11,018,270	$-	$11,018,270

Net income (loss)	$64,602	$(1,292,623)	$(1,228,021)

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and potential impairment of goodwill and other intangibles. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes that there have been no significant changes, during the three and six month periods ended June 30, 2007, to the items disclosed as critical accounting policies and estimates in Managements Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2006

The following table reflects the results of operations for the three and six months ended June 30, 2007 and for the three and six months ended June 30, 2006 for each business segment.

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$-	$10,801,576	$10,801,576	$-	$11,018,270	$11,018,270

Cost of patient care	-	9,009,077	9,009,077	-	9,147,298	9,147,298

SG&A	159,850	1,534,912	1,694,762	569,983	1,838,981	2,408,964

Product Development	178,794	-	178,794	723,219	--	723,219

Net (loss) income	$(338,580)	$270,430	$(68,150)	$(1,292,623)	$64,602	$(1,228,021)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$-	$21,986,478	$21,986,478	$-	$22,984,884	$22,984,884

Cost of patient care	-	18,120,573	18,120,573	-	18,544,052	18,544,052

SG&A	554,286	3,220,894	3,775,180	1,198,116	3,360,418	4,558,534

Product Development	471,254	-	471,254	1,398,356	-	1,398,356

Net (loss) income	$(1,025,474)	$627,628	$(397,846)	$(2,593,260)	$1,124,350	$(1,468,910)

Home Healthcare Segment

Revenues for the three months ended June 30, 2007 decreased to $10,801,576 from approximately $11,018,270 for the three months ended June 30, 2006.  For the six months ended June 30, 2007, revenues decreased to $21,986,478 from $22,984,884 for the six months ended June 30, 2006. The prior year revenue in the home health care segment includes a reversal of debt from HRA in the amount of approximately $704,000 in the six months ended June 30, 2006, which relates to funds that HRA agreed not collect for their fiscal year 2002. The Company had previously accrued this amount as due to HRA.

Cost of professional care of patients for the three months ended June 30, 2007 decreased to $9,009,077 from $9,147,298 for the three months ended June 30, 2006. For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, the cost of professional care of patients as a percentage of revenue remained constant at 83%. For the six months ended June 30, 2007 cost of professional care of patients decreased to $18,120,573 from $18,544,052 at June 30, 2006. As a percentage of revenue the cost of professional care of patients remained constant from period to period for the six months when taking into account the reversal of debt from HRA in the amount of $704,000 for the six month period ended June 30, 2006.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2007, decreased by $304,069 (approximately 17%) to $1,534,912 from $1,838,981 for the three months ended June 30, 2006. For the six months ended June 30, 2007, SG&A decreased by $139,520 (approximately 4%) to $3,220,894 from $3,360,414 for the six months ended June 30, 2006. This decrease is due to the reduction of personnel costs and general operating costs at the home health care operations.

The net income for the home healthcare segment for the three months ended June 30, 2007, was $270,430 as compared to $64,602 for the three months ended June 30, 2006. For the six months ended June 30, 2007 the income from the home health care segment was $627,628 as compared to $1,124,350 for the six months ended June 30, 2006. The primary factor affecting the income of the home health care division was the one time reversal of debt from HRA in the amount of approximately $704,000 in the first quarter of 2006.

BioBalance Segment

To date BioBalance has not generated any revenues and does not have any cost of sales expense.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2007, decreased by $410,133 (approximately 72%) to $159,850 from $569,983 for the three months ended June 30, 2006. For the six months ended June 30, 2007, SG&A decreased $643,830 (approximately 54%) to $554,286 from $1,198,116 for the six months ended June 30, 2006. The decrease is primarily due to the temporary scaling back of BioBalance operations due to a lack of available funding, including the surrender of its office lease and reduction of personnel.

Product development costs for the BioBalance segment for the three months ended June 30, 2007 were $178,794 as compared to $723,219 for the three months ended June 30, 2006. For the six months ended June 30, 2007, product development costs were $471,254 as compared to $1,398,356 for the six months ended June 30, 2006. The decrease is due to the temporary scaling back of clinical testing and research activities in response to the lack of available funding.

For the three months ended June 30, 2007, the BioBalance segment showed a net loss of $(338,580) compared to a net loss of $(1,292,623) for the three months ended June 30, 2006.

For the six months ended June 30, 2007, the BioBalance segment had a net loss of $(1,025,474), as compared to a loss of $(2,593,260) for the six months ended June 30, 2006.

Consolidated Net Loss

The net loss of $(68,150) for the three months ended June 30, 2007 includes net income of $270,430 from the operations of the home health care segment and offset by a net loss of $(338,580) from the BioBalance segment, which to date has not generated any revenue.

The net loss of $(1,228,021) for the three months ended June 30, 2006, includes net income of $64,602 from the home health care segment and offset by a net loss of $(1,292,623) from the BioBalance segment, which to date has not generated any revenue.

The net loss of $(397,846) for the six months ended June 30, 2007 includes net income of $627,628 from the operations of the home health care segment and offset by a net loss of $(1,025,474) from the BioBalance segment, which to date has not generated any revenue.

The net loss of $(1,468,910) for the six months ended June 30, 2006, includes net income of $1,124,350 from the operations of the home health care segment and offset by a net loss of $(2,593,260) from the BioBalance segment, which to date has not generated any revenue. The home health care segment had a one time reversal of debt from HRA in the amount of approximately $704,000.

Liquidity and Capital Resources

At June 30, 2007, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at June 30, 2007 are as follows:

Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	2 years	3-5 years	5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations*	915,000	324,000	282,000	309,000	-
Purchase obligations	-	-	-	-	-
Total	$915,000	$324,000	$282,000	$309,000	$-

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

For the six months ended June 30, 2007, net cash used in operating activities was $718,600 as compared to cash used by operating activities of $1,812,856 during the six months ended June 30, 2006 a decrease of $1,094,256. The decrease is primarily due to the temporary scaling back of BioBalance operations due to a lack of available funding, including the surrender of its office lease and reduction of personnel.

Net cash used in investing activities for the six months ended June 30, 2007 totaled $53,460 and consisted primarily of the acquisition of intangible assets.

Net cash used in investing activities for the six months ended June 30, 2006 totaled $163,178 and consisted of the acquisition of property and equipment of $43,370 and intangible assets of $119,808.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the three months ended June 30, 2007, the DSO of the home care segment of the Company was 69, compared to 67 days for the three months ended June 30, 2006.

BioBalance Segment

As of June 30, 2007, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

As of June 30, 2007, BioBalance had cash on hand of $12,661 all of which was available to fund operations. BioBalance estimates that its capital requirements for 2007 would be approximately $5,000,000 if it had not scaled back operations. This estimate includes the cost of an initial $3,000,000 up front payment for the Phase I/II clinical trial for the Company's lead product. The balance of approximately $2,000,000 would be required for product development and maintenance and administrative overhead. However, management has temporarily scaled back operations because of a lack of available funds and adjusted the 2007 budget to reflect that its capital requirements for the remainder of 2007 will be approximately $500,000. This budget assumes that BioBalance will continue to operate using existing funds, proceeds from the health care operations, proceeds from the potential sale of the health care operations and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain such additional funding up to the present time, and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's 2007 capital needs.

The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance has been operating on a substantially reduced budget since June 2007. BioBalance management has taken steps to secure the data from clinical trials and has authorized the production of a duplicate of the biological strain of ProBactrix to maintain its viability, pending the receipt of funding for the clinical studies discussed above. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000. Management is negotiating temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurance that the Company will be able to raise additional capital in the near term to allow BioBalance to resume full operations and undertake the Phase I/II clinical trial.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements but does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position, cash flows, or results of operations.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the” Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which remained in effect during the quarter ended June 30, 2007, there were no other changes during such quarter.

PART II.
ITEM 1 A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 5 - OTHER INFORMATION

Effective August 20, 2007, the Board of Directors appointed Murry Englard Chief Executive Officer of the Company. Prior to such appointment, Mr. Englard was serving as Acting Chief Executive Officer and a Director. Mr. Englard will continue to serve as a Director of the Company. Mr. Englard will receive a monthly salary of $8,333 for his services as Chief Executive Officer. The term for Mr. Englard’s service as Chief Executive Officer will be one year, renewable monthly, and the Company will continue its search for a full-time Chief Executive Officer.

Effective August 20, 2007, Mr. Englard was granted, as part of his compensation for his services as Chief Executive Officer and a Director, the option to acquire up to 150,000 shares of the Company’s common stock pursuant to the Company’s 2004 Stock Incentive Plan, which options shall vest and be exercisable on the date of grant, at an exercise price of $0.15 per share.

Mr. Englard has been a Director of the Company since August 31, 2005. Mr. Englard has been a partner of the accounting firm Harlib, Grossman & Englard, CPA since January 1996. He was managing partner of Englard & Company, CPA, P.C. from January 1992 until December 1995, and a partner at Englard & Company, CPA, P.C. from January 1985 until December 1991. Mr. Englard is a certified public accountant.

Effective August 20, 2007, the Board of Directors appointed Dr. Howard Berg to the newly-created non-executive position of Chairman for Product Development. Dr. Berg will receive compensation of $2,000 per month for his services in such position. This position includes oversight and maintenance of BioBalance's Probactrix studies, oversight of product development studies, and oversight of clinical research. Dr. Berg will continue to serve as a Director of the Company. No written employment agreement has been entered into between Dr. Berg and the Company.

Effective as of August 20, 2007, Dr. Berg was granted, as part of his compensation for his services as Chairman of Product Development and a Director, the option to acquire up to 75,000 shares of the Company’s common stock pursuant to the Company’s 2004 Stock Incentive Plan, which options shall vest and be exercisable on the date of grant, in accordance with the Plan at an exercise price of $0.15 per share.

Dr. Berg has been a Director of the Company since February 2007. Dr. Berg, a partner in Specialists in Otolaryngology, LLC and Short Hills Surgical Center, is a practicing physician in Otolaryngology and Head and Neck Surgery. Dr. Berg is an attending surgeon at New York Downtown Hospital in New York City and at St. Barnabas Medical Center in Livingston, New Jersey. Dr. Berg is an Assistant Professor of Otolaryngology at New York University Medical Center and participates in the Otolaryngology Surgical Resident Training Program at Mount Sinai Medical Center.

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

NEW YORK HEALTH CARE, INC.

August 20, 2007	By:	/s/ Murry Englard
Name: Murry Englard Title: Acting Chief Executive Officer

August 20, 2007	By:	/s/ / Stewart W. Robinson
Name: Stewart W. Robinson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002