Form 10-Q
period 2007-09-30
NEW YORK HEALTH CARE INC
filed 2007-11-14
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,536,767 (as of November 12, 2007)

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a) Our unaudited financial statements for the third quarter (nine months ended September 30, 2007), are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2007

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,718,635	$2,469,789
Due from lending institution	-	274,934
Accounts receivable, net of allowance for uncollectible amounts of
$548,000 and $579,000, respectively	8,083,371	7,146,973
Unbilled services	102,349	112,186
Prepaid expenses and other current assets	68,952	227,625

Total current assets	9,973,307	10,231,507

Property and equipment, net	82,455	120,898
Goodwill, net	783,000	783,000
Other intangible assets, net	1,413,017	1,575,495
Other assets	169,095	168,638

Total assets	$12,420,874	$12,879,538

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accrued payroll	$1,019,915	$775,808
Accounts payable and accrued expenses	5,042,034	5,963,589
Income taxes payable - current	39,450	-
Due to HRA	8,440,402	7,942,757

Total current liabilities	14,541,801	14,682,154

Commitment and contingencies

Shareholders' (deficiency):
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Class A Preferred, 590,375 shares issued, none outstanding
Common stock, $.01 par value, 100,000,000 shares authorized;
33,536,767 shares issued and 33,532,722 outstanding at September 30, 2007
33,536,767 shares issued and 33,782,722 outstanding as of December 31, 2006	335,368	335,368
Additional paid-in capital	37,174,185	37,149,685
Common stock and options to be issued	774,220	774,220
Accumulated deficit	(40,395,227)	(40,052,416)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)

Total shareholders' (deficiency)	(2,120,927)	(1,802,616)

Total liabilities and shareholders' (deficiency)	$12,420,874	$12,879,538

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006

Net patient service revenue	$10,773,937	$11,095,345	$32,760,415	$34,080,229

Expenses:
Professional care of patients	8,883,411	9,208,649	27,003,984	27,752,702
Operating income before other operating expenses	1,890,526	1,886,696	5,756,431	6,327,527

Other operating expenses:
General and administrative	1,653,500	2,269,828	5,232,241	6,551,861
Product development	94,547	517,294	565,801	1,861,783
Depreciation and amortization	99,410	171,080	295,849	501,448

Total other operating expenses	1,847,457	2,958,202	6,093,891	8,915,092

Operating income (loss)	43,069	(1,071,506)	(337,460)	(2,587,565)

Other income (expenses):
Interest income	17,027	42,986	56,371	133,261
Interest expense	(5,061)	-	(10,642)	(7,863)

Other income, net	11,966	42,986	45,729	125,398

Income (loss) before provision for income taxes	55,035	(1,028,520)	(291,731)	(2,462,167)

Provision for income taxes - current	-	-	51,080	35,268

Net income (loss)	$55,035	$(1,028,520)	$(342,811)	$(2,497,435)

Basic income (loss) per share:
Net income (loss) per share:	$0.00	($0.03)	($0.01)	($0.08)

Basic weighted average shares outstanding	33,536,767	33,408,546	33,536,767	33,291,546

Diluted income (loss) per share:
Net income (loss) per share:	$0.00	($0.03)	($0.01)	($0.08)

Diluted weighted average shares outstanding	33,536,767	33,408,546	33,536,767	33,291,546

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:

Net (loss)	$(342,811)	$(2,497,435)

Adjustments to reconcile net (loss) to net cash
used in operating activities (excluding the effect of disposition)
Stock-based compensation	24,500	269,404
Depreciation and amortization	295,849	501,448
Loss on abandonment of property and equipment	5,653	-
Recovery of bad debts	(31,056)	-

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable
and unbilled services	(895,505)	11,458
Decrease in due from lending institution	274,934	68,672
Decrease (increase) in prepaid expenses and other current assets	158,673	(301,160)
(Increase) in other assets	(457)	(77,655)
Increase in accrued payroll	244,107	244,836
(Decrease) increase in accounts payable and
accrued expenses	(921,555)	(283,327)
Increase in income taxes payable - current	39,450	-
Increase in due to HRA	497,645	173,425

Net cash used in operating activities	(650,573)	(1,890,334)

Cash flows from investing activities:
Acquisition of property and equipment	-	(43,371)
Acquisition of intangible assets	(100,581)	(283,505)

Net cash used in investing activities	(100,581)	(326,876)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	-	2,500

Net (decrease) in cash and cash equivalents	(751,154)	(2,214,710)

Cash and cash equivalents at beginning of period	2,469,789	5,522,088

Cash and cash equivalents at end of period	$1,718,635	$3,307,378

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007 and 2006

NOTE 1 - ORGANIZATION, RECENT DEVELOPMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. (“New York Health Care”) was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corp (“BioBalance”) a Delaware corporation was formed in May 2001. BioBalance is a biopharmaceutical company focused on the development of treatments for gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing prescription drug development of its lead product, PROBACTRIX® for the prevention of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase II clinical trials. There can be no assurance that BioBalance will complete the clinical trials or be successful in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the “Company”, “we”, “our” or similar pronouns, includes New York Health Care and its wholly-owned subsidiary BioBalance.

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

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses and negative working capital raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in connection with this matter includes continued cost cutting measures in BioBalance in connection with the temporary scaling back of operations and seeking additional capital to fund BioBalance operations.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2007, BioBalance had cash on hand of $30,595, all of which was available to fund operations. BioBalance estimates that its capital requirements for 2007 would be approximately $5,000,000 if it had not scaled back operations. This estimate includes the cost of an initial $3,000,000 up front payment for the Phase I/II clinical trial for the Company's lead product. The balance of approximately $2,000,000 would be required for product development and maintenance and administrative overhead. However, management has temporarily scaled back operations because of a lack of available funds and adjusted the 2007 budget to reflect that its capital requirements for the remainder of 2007 will be approximately $300,000. This budget assumes that BioBalance will continue to operate using existing funds, proceeds from the health care operations and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain such additional funding up to the present time, and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's 2007 capital needs.

The Company is in continuing discussions with potential funding sources to fund BioBalance operations, but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance has been operating on a substantially reduced budget starting in June 2007. BioBalance management has taken steps to secure the data from clinical trials and has authorized the production of a duplicate of the biological strain of ProBactrix to maintain its viability, pending the receipt of funding for the clinical studies discussed above. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs of approximately $36,000. Management is negotiating temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurance that the Company will be able to raise additional capital in the near term to allow BioBalance to resume full operations and undertake the Phase I/II clinical trial.

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

Effective August 20, 2007, Mr. Englard was granted, as part of his compensation for his services as Chief Executive Officer and a Director, the option to acquire up to 150,000 shares of the Company’s common stock pursuant to the Company’s 2004 Stock Incentive Plan, which options shall vest and be exercisable on the date of grant, at an exercise price of $0.15 per share. The Company recorded an expense of $12,000 in connection with this grant.

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

Effective as of August 20, 2007, Dr. Berg was granted, as part of his compensation for his services as Chairman of Product Development and a Director, the option to acquire up to 75,000 shares of the Company’s common stock pursuant to the Company’s 2004 Stock Incentive Plan, which options shall vest and be exercisable on the date of grant, in accordance with the Plan at an exercise price of $0.15 per share. The Company recorded an expense of $6,000 in connection with this grant.

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the nine months ended September 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, New York State, New York City and New Jersey.

NOTE 2 - EARNINGS/LOSS PER SHARE:

Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. For the three months ended September 30, 2007, common stock attributable to options and warrants outstanding of 8,882,046 were not included in the computation of diluted earnings per share because their exercise prices were all greater than the average market price of the common shares. Due to losses for the nine months ended September 30, 2007 as well as the three and nine months ended September 30, 2006, potential common stock attributable to options and warrants outstanding of 8,882,046for the nine months ended September 30, 2007 and, 8,950,112 for the three and nine months ended September 30, 2006, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	September 30, 2007
	Gross Carrying Cost	Accumulated Amortization	Net Carryng Cost	Estimated Useful Life in Years

Intellectual Property	$2,036,500	$1,255,795	$780,705	10
Patents/trademarks	875,842	259,301	616,541	10
Customer base	316,000	300,229	15,771	5
	$3,228,342	$1,815,325	$1,413,017

	December 31, 2006
	Gross Carrying Cost	Accumulated Amortization	Net Carryng Cost	Estimated Useful Life in Years

Intellectual Property	$2,036,500	$1,103,053	$933,447	10
Patents/trademarks	775,260	196,296	578,964	10
Customer base	316,000	252,916	63,084	5
	$3,127,760	$1,552,265	$1,575,495

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Accounts payable	$406,336	$561,445
Accrued expenses	1,347,229	765,150
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits	2,157,369	3,505,894
	$5,042,034	$5,963,589

NOTE 5 - LINE OF CREDIT:

On September 20, 2007, the Company entered into a Loan and Security Agreement with CIT Healthcare LLC, as lender (“Lender”). The term of the Loan and Security Agreement is three years. The Loan and Security Agreement provides for a revolving line of credit facility under which the Company may borrow, repay and re-borrow an amount not exceeding the lesser of $5,000,000 or the borrowing base, which is an amount that may not exceed 85.00% of the estimated net value of the Company's Eligible Accounts, as defined in the agreement. As of September 30, 2007, approximately $3,800,000 of the line was available for borrowing by the Company.
Interest is payable on the outstanding principal balance of the credit facility at an annual rate equal to 30-day LIBOR plus three and one-half percent (3.50%), adjusted monthly in accordance with changes in 30-day LIBOR.

The Company's obligations to Lender under the Loan and Security Agreement are secured by a first priority lien on all of the Company's accounts receivable, general intangibles, instruments and documents, and the proceeds thereof. However, no collateral will consist of any assets or property of BioBalance.

Beginning with the quarter ended September 30, 2007, the Company is subject to meeting periodic financial covenants contained in the Loan and Security Agreement. As of September 30, 2007, the Company was in compliance with all of the specified financial covenants.

The Company is prohibited from making dividends, distributions and other withdrawals during the term of the credit facility. However, the Company is permitted to make loans, advances or contributions to its subsidiary, BioBalance provided that certain liquidity requirements are met. The Company is further restricted from mergers and acquisitions, as well as asset sales or dispositions outside the ordinary course of business, provided that such sale restrictions are not applicable to the sale of the stock or assets of BioBalance.

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

During the nine months ended September 30, 2007, the following non-qualified options were issued to directors.

Grant Date	Number of Options	Exercise Price	Expiration Term
February 28, 2007	50,000	$0.13	5 yrs
August 20, 2007	225,000	$0.15	10 yrs

The options' assumptions used to estimate these values are as follows:

	For the Three Months Ended September 30, 2007	For the Nine Month Ended September 30, 2007

Risk free interest rate	4.64%	4.64% to 4.81%
Expected volatility of common stock	183%	183% to 371%
Dividend yield	0%	0%
Expected option term	10 yrs	10 yrs

Total stock based compensation recognized on the consolidated statement of operations for the three and nine months ended September 30, 2007 was $18,000 and $24,500 respectively.

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company's 2004 Incentive Plan, (the “Incentive Plan”). Under the terms of the Incentive Plan, up to 3,175,000 shares of common stock may be granted at September 30, 2007. The Incentive Plan is administered by the Compensation Committee which is appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

On March 26, 1996, the Company's Board of Directors adopted the Performance Incentive Plan, (the “Option Plan”). The option plan has substantially the same terms as the Incentive Plan above.

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the nine months ended September 30, 2007, is summarized as follows:
	Shares Under Options/ Warrants	Weighted Average Exercise Price
Balance at January 1,2007	8,996,212	$0.93

Options granted	275,000	0.14
Options cancelled/expired	(389,166)	0.82
Options exercised	-	-

Balance at September 30,2007	8,882,046	$0.88

Options eligible for exercise at September 30,2007	8,882,046	$0.88

The following table summarizes information about options and warrants outstanding and exercisable at September 30, 2007.

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Options Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Warrants Exercisable	Weighted Average Options Warrants Exercisable

$3.69	100,000	0.96	$3.69	100,000	$3.69
$3.22-3.47	48,387	0.25	3.31	48,387	$3.31
$3.14	160,000	5.44	3.14	160,000	$3.14
$2.55	75,333	0.67	2.55	75,333	$2.55
$2.44	6,667	0.67	2.44	6,667	$2.44
$1.50	51,333	1.23	1.50	51,333	$1.50
$1.21	150,000	2.92	1.21	150,000	$1.21
$1.21	50,000	3.26	1.21	50,000	$1.21
$1.20	80,000	2.92	1.20	80,000	$1.20
$1.00	200,000	3.67	1.00	200,000	$1.00
$0.97	66,667	2.12	0.97	66,667	$0.97
$0.89	133,333	3.26	0.92	133,333	$0.92
$0.84	50,000	7.68	0.84	50,000	$0.84
$0.78	5,726,993	2.40	0.78	5,726,993	$0.78
$0.78	30,000	3.51	0.78	30,000	$0.78
$0.78	1,100,000	2.43	0.78	1,100,000	$0.78
$0.75	133,333	2.83	0.75	133,333	$0.75
$0.75	200,000	3.02	0.75	200,000	$0.75
$0.60	20,000	9.08	0.60	20,000	$0.60
$0.37	225,000	4.22	0.37	225,000	$0.37
$0.13	50,000	4.42	0.13	50,000	$0.13
$0.15	225,000	9.65	0.15	225,000	$0.15

	8,882,046	2.52	$0.88	8,882,046	$0.88

As of September 30, 2007, there was no intrinsic value for all of the options/warrants listed above as their exercise prices are all greater than the market price of the Company’s common shares.

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

NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At September 30, 2007 and December 31, 2006, the Company has computed a deferred tax asset in the amount of approximately $8,699,000 and $7,481,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not, more likely than not, that those assets will be realized in the foreseeable future. The valuation allowance increased by $1,218,000 during the nine months ended September 30, 2007.

NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For the Nine Months Ended September 30
	2007	2006

Supplemental cash flow disclosures:

Cash paid during the period for:

Interest	$10,642	$7,863

Income taxes	$11,630	$35,268

NOTE 10 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of September 30, 2007.

	New York	Bio-	Total
	Health Care	Balance	Consolidated

Nine Months Ended September 30, 2007
Revenue:
Net patient service revenue	$32,760,415	$-	$32,760,415
Sales	-	-	-
Total revenue	$32,760,415	$-	$32,760,415

Net income (loss)	$1,290,035	$(1,632,846)	$(342,811)

Total assets	$10,939,847	$1,481,027	$12,420,874

Nine Months Ended September 30, 2006
Revenue:
Net patient service revenue	$34,080,229	$-	$34,080,229
Sales	-	-	-
Total revenue	$34,080,229	$-	$34,080,229

Net income (loss)	$1,250,696	$(3,748,131)	$(2,497,435)

Total assets	$12,288,203	$2,910,277	$15,198,480

Three Months Ended September 30, 2007
Revenue:
Net patient service revenue	$10,773,937	$-	$10,773,937
Sales	-	-	-
Total revenue	$10,773,937	$-	$10,773,937

Net income (loss)	$662,407	$(607,372)	$55,035

Three Months Ended September 30, 2006
Revenue:
Net patient service revenue	$11,095,345	$-	$11,095,345
Sales	-	-	-
Total revenue	$11,095,345	$-	$11,095,345

Net income (loss)	$126,350	$(1,154,870)	$(1,028,520)

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

Overview

We are currently engaged in two industry segments, the delivery of home healthcare services (sometimes referred to as the “home healthcare business”) and the development of proprietary biotherapeutic agents for the treatment of various gastrointestinal (“GI”) disorders, through our BioBalance subsidiary.

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

The Company believes that there have been no significant changes, during the three and nine month periods ended September 30, 2007, to the items disclosed as critical accounting policies and estimates in Managements Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table reflects the results of operations for the three and nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006 for each business segment.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	BioBalance	Healthcare		BioBalance	Healthcare	Total
	Segment	Segment	Total	Segment	Segment

Revenues	$-	$10,773,937	$10,773,937	$-	$11,095,345	$11,095,345

Cost of patient care	-	8,883,411	8,883,411	-	9,208,649	9,208,649

SG&A	512,827	1,240,083	1,752,910	638,225	1,802,683	2,440,908

Product Development	94,547	-	94,547	517,294	--	517,294

Net (loss) income	$(607,372)	$662,407	$55,035	$(1,154,870)	$126,350	$(1,028,520)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	BioBalance	Healthcare		BioBalance	Healthcare	Total
	Segment	Segment	Total	Segment	Segment

Revenues	$-	$32,760,415	$32,760,415	$-	$34,080,229	$34,080,229

Cost of patient care	-	27,003,984	27,003,984	-	27,752,702	27,752,702

SG&A	1,067,113	4,460,977	5,528,090	1,883,728	5,169,581	7,053,309

Product Development	565,801	-	565,801	1,861,783	-	1,861,783

Net (loss) income	$(1,632,846)	$1,290,035	$(342,811)	$(3,748,131)	$1,250,696	$(2,497,435)

Home Healthcare Segment

Revenues for the three months ended September 30, 2007 decreased to $10,773,937 from approximately $11,095,345 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, revenues decreased to $32,760,415 from $34,080,229 for the nine months ended September 30, 2006. The prior year revenue in the home health care segment includes a reversal of debt from HRA in the amount of approximately $704,000 in the nine months ended September 30, 2006, which relates to funds that HRA agreed not collect for their fiscal year 2002. The Company had previously accrued this amount as due to HRA.

Cost of professional care of patients for the three months ended September 30, 2007 decreased to $8,883,411 from $9,208,649 for the three months ended September 30, 2006. For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, the cost of professional care of patients as a percentage of revenue remained constant at approximately 82%. For the nine months ended September 30, 2007 cost of professional care of patients decreased to $27,003,984 from $27,752,702 at September 30, 2006. As a percentage of revenue of approximately 82%, the cost of professional care of patients remained constant from period to period for the nine months when taking into account the reversal of debt from HRA in the amount of $704,000 for the nine month period ended September 30, 2006.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2007, decreased by $562,600 (approximately 31%) to $1,240,083 from $1,802,683 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, SG&A decreased by $708,604 (approximately 14%) to $4,460,977 from $5,169,581 for the nine months ended September 30, 2006. This decrease is due to the reduction of personnel costs and general operating costs (particularly professional fees and liability insurance) at the home health care operations.

The net income for the home healthcare segment for the three months ended September 30, 2007, was $662,407 as compared to $126,350 for the three months ended September 30, 2006. The improvement was mostly the result of the decrease in SG&A expenses. For the nine months ended September 30, 2007 the income from the home health care segment was $1,290,035 as compared to $1,250,696 for the nine months ended September 30, 2006.

BioBalance Segment

To date BioBalance has not generated any revenues and does not have any cost of sales expense.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2007, decreased by $125,398 (approximately 20%) to $512,827 from $638,225 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, SG&A decreased $816,615 (approximately 43%) to $1,067,113 from $1,883,728 for the nine months ended September 30, 2006. The decrease is primarily due to the temporary scaling back of BioBalance operations due to a lack of available funding, including the surrender of its office lease and reduction of personnel.

Product development costs for the BioBalance segment for the three months ended September 30, 2007 were $94,547 as compared to $517,294 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, product development costs were $565,801 as compared to $1,861,783 for the nine months ended September 30, 2006. The decrease is due to the temporary scaling back of clinical testing and research activities in response to the lack of available funding.

For the three months ended September 30, 2007, the BioBalance segment showed a net loss of $(607,372) compared to a net loss of $(1,154,870) for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, the BioBalance segment had a net loss of $(1,632,846), as compared to a loss of $(3,748,131) for the nine months ended September 30, 2006.

Consolidated Net Income (Loss)

The net income of $55,035 for the three months ended September 30, 2007 includes net income of $662,407 from the operations of the home health care segment, offset by a net loss of $(607,372) from the BioBalance segment, which to date has not generated any revenue.

The net loss of $(1,028,520) for the three months ended September 30, 2006, includes net income of $126,350 from the home health care segment, offset by a net loss of $(1,154,870) from the BioBalance segment, which to date has not generated any revenue.

The net loss of $(342,811) for the nine months ended September 30, 2007 includes net income of $1,290,035 from the operations of the home health care segment, offset by a net loss of $(1,632,846) from the BioBalance segment, which to date has not generated any revenue.

The net loss of $(2,497,435) for the nine months ended September 30, 2006, includes net income of $1,250,696 from the operations of the home health care segment, offset by a net loss of $(3,748,131) from the BioBalance segment, which to date has not generated any revenue. The home health care segment had a one time reversal of debt from HRA in the amount of approximately $704,000.

Liquidity and Capital Resources

At September 30, 2007, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at September 30, 2007 are as follows:

Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	2 years	3-5 years	5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations*	836,000	300,000	268,000	268,000	-
Purchase obligations	-	-	-	-	-
Total	$836,000	$300,000	$268,000	$268,000	$-

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

The sources of liquidity and capital resources for the home healthcare segment are internally generated funds, cash in banks and the $5,000,000 line of credit facility with CIT Healthcare LLC, of which approximately $3,800,000 was available at September 30, 2007.

For the nine months ended September 30, 2007, net cash used in operating activities was $650,573 as compared to cash used by operating activities of $1,890,334 during the nine months ended September 30, 2006 a decrease of $1,239,761. The decrease is primarily due to the temporary scaling back of BioBalance operations due to a lack of available funding, including the surrender of its office lease and reduction of personnel.

Net cash used in investing activities for the nine months ended September 30, 2007 totaled $100,581 and consisted primarily of the acquisition of intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2006 totaled $326,876 and consisted of the acquisition of property and equipment of $43,371 and intangible assets of $283,505.

BioBalance Segment

As of September 30, 2007, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX.

As of September 30, 2007, BioBalance had cash on hand of $30,595 all of which was available to fund operations. BioBalance estimates that its capital requirements for 2007 would be approximately $5,000,000 if it had not scaled back operations. This estimate includes the cost of an initial $3,000,000 up front payment for the Phase I/II clinical trial for the Company's lead product. The balance of approximately $2,000,000 would be required for product development and maintenance and administrative overhead. However, management has temporarily scaled back operations because of a lack of available funds and adjusted the 2007 budget to reflect that its capital requirements for the remainder of 2007 will be approximately $300,000. This budget assumes that BioBalance will continue to operate using existing funds, proceeds from the health care operations and/or the sale of additional securities. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain such additional funding up to the present time, and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's 2007 capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at September 30, 2007.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which remained in effect during the quarter ended September 30, 2007, there were no other changes during such quarter.

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

NEW YORK HEALTH CARE, INC.

November 13, 2007	By:	/s/ Murry Englard
Name: Murry Englard
Title: Chief Executive Officer

November 13, 2007	By:	/s/ Stewart W. Robinson
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