Form 10-K
period 2007-12-31
NEW YORK HEALTH CARE INC
filed 2008-04-14
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ________.

Commission File No. 1-12451

NEW YORK HEALTH CARE, INC.
(Exact name of registrant as specified in its charter)

New York	11-2636089
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1850 McDonald Avenue, Brooklyn, New York	11223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	718-375-6700

Securities issued pursuant to Section 12(b) of the Act:	None

Name of exchange on
Title of each class	which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Note– Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3,538,000.

The number of shares outstanding of the registrant’s common stock, as of April 10, 2008: 33,536,767 .

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by New York Health Care, Inc. and its subsidiaries (“we,” “our,” or the “Company”), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Other risks and uncertainties are disclosed in the Company’s prior SEC filings. These and many other factors could affect the Company’s future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update such statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report. All references to fiscal year apply to the Company’s fiscal year which ends on December 31, 2007.

Recent Developments:

As of December 31, 2007, BioBalance had cash on hand of approximately $38,000, all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations are approximately $5,000,000. This amount includes the cost of the initial up front payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. The Company is seeking potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance operated on a substantially reduced budget in 2007. BioBalance management has taken steps to secure the data from clinical trials and has produced an additional master seed of the biological strain of PROBACTRIX® and is in the process of placing duplicates in secondary off-site secure storage. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs and losses on disposal or value impairments of equipment and fixtures of approximately $74,000 . Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

BioBalance has also commenced preliminary studies regarding the use of PROBACTRIX® in the treatment of Celiac disease (a dietary gluten intolerance). This study was conducted as a small scale pilot study which, while not providing data that is clinically or statistically useful in demonstrating efficacy, produced encouraging preliminary results. The Company is contemplating various options including funding costs relating to clinical research and statistical analysis for a follow up study.

In September 2007, BioBalance completed an international, multi-center, randomized, double-blind, placebo-controlled, clinical trial in 129 patients with irritable bowel syndrome. PROBACTRIX® was well tolerated. However, due to an unusually high placebo response rate (53.1%), there was no statistical difference in the primary endpoint (relief of abdominal pain and discomfort) when PROBACTRIX® - and placebo-treated patients were compared. There were more placebo-treated patients who experienced at least one adverse event and who experienced at least one adverse event related to study product (46 and 15, respectively) than did PROBACTRIX® -treated patients (39 and 10, respectively). This study demonstrated the safety of PROBACTRIX® when given for long periods of time and is consistent with other studies that BioBalance has conducted to assess product safety. Despite the unexpected high placebo response rate and its negative impact on the study's primary endpoint, BioBalance remains encouraged by the strong improvements in stool consistency, pain and discomfort, bloating, and stool frequency compared to baseline. BioBalance is investigating the use of higher concentrations of the probiotic and plans to review the data derived from the irritable bowel syndrome study as a knowledge base for new studies in order to target indications which the company believes on-going research supports.

On March 30, 2006, the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murry Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc. (Supreme Court of State of New York County of Nassau ,Index No. 5125/06). The lawsuit alleged that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claimed that such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleged that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman. The lawsuit was dismissed in September 2006. A notice of appeal was filed by the plaintiff in October 2006 and the plaintiff filed its appeal brief in April 2007. On January 15, 2008, the court dismissed the appeal.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and negative working capital raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in connection with this matter include further budget reductions in BioBalance, selling unproductive assets and seeking additional equity investment.

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

We believe that the PROBACTRIX® offers a platform technology that could ultimately achieve regulatory approval for a wide range of GI indications. The product is thought to work by restoring the microbial balance within the GI tract by selective displacement of pathogenic bacteria and prevention of their re-colonization. Clinical studies independently conducted by Dr. Mark Pimentel in 2002 at Cedars-Sinai Medical Center in California have confirmed the direct link of pathogenic bacterial overgrowth with GI symptoms such as Irritable Bowel Syndrome (IBS). The Company believes that these studies support the rationale for the Company’s lead product to address a potential root cause of GI disease resulting in relief of symptoms with no significant side effects.

The Company is a New York corporation incorporated in 1983. The Company’s principal executive office is 1850 McDonald Avenue, Brooklyn, New York 11223, telephone 718-375-6700.

For more information as to the financial performance of our home healthcare and BioBalance business segments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

BioBalance is a development stage biopharmaceutical company incorporated in Delaware in May 2001. BioBalance is focused on the development of innovative treatments for various gastrointestinal (GI) disorders with significant unmet needs. BioBalance has not generated any revenues to date.

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

BIOBALANCE BUSINESS

Overview

BioBalance is a development stage biopharmaceutical company focused on the identification, licensing and development of novel treatments for GI disorders that we believe are poorly addressed by current therapies. These include pouchitis, irritable bowel syndrome (“ IBS”), Crohn’s disease, ulcerative colitis, celiac disease, and C. difficile infections. We believe that our lead product candidate, PROBACTRIX® , a probiotic, can reduce symptoms of pouchitis, IBS and other GI disorders.

Our current efforts consist of identifying, licensing and developing products for GI diseases where current therapies are inadequate or may have significant side effects. Unlike conventional treatments, we believe that our lead product technology restores the microbial balance in the GI tract by displacing pathogenic bacteria and preventing their re-establishment. For example, clinical trials conducted independently at the Cedars-Sinai Medical Center in California have confirmed the direct link of pathogenic bacterial overgrowth with IBS symptoms. Therefore, we believe that our products may address an underlying root cause of many GI disorders in addition to providing symptom relief with no significant side effects.

Our lead development product, PROBACTRIX® , is a proprietary strain of E.coli M-17 bacteria, which we plan to develop as a prescription drug treatment for pouchitis, IBS and other GI disorders.

BioBalance is pursuing an accelerated regulatory approval for the use of PROBACTRIX® in the U.S. by having filed an Investigational New Drug (“IND ”) application with the FDA for treating patients with chronic pouchitis for the purpose of preventing relapse of their symptoms. . Pouchitis is a non-specific inflammation of the ileal reservoir, which can be a long-term problem for some patients. This usually occurs during the first two years after bowel reconstruction due to ulcerative colitis. Most pouchitis sufferers experience symptoms including steadily increasing stool frequency that may be accompanied by incontinence, bleeding, fever and/or a feeling of urgency. There are no drugs currently approved in the U.S. for pouchitis. We believe that current treatments being used “off-label” (including antibiotics) are often ineffective in relieving symptoms.

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

The patented formulation used for PROBACTRIX® consists of a proprietary strain of non-pathogenic E.coli M-17, derived from an organism that was originally isolated from the intestinal mircoflora of healthy volunteers. The technology and the processes comprise conditions that preserve E.coli M-17, in the biologically active form. Patent applications have been filed by BioBalance for various formulations designed to extend the product’s shelf-life in a liquid form.

In addition, we received approval of the registration of PROBACTRIX® as a registered trademark in the U.S. on March 1, 2005. Our intellectual property portfolio also includes rights to a combination of two patented Bacillus strains, B. subtilis and B. licheniformis .

We have contracted for the manufacture of PROBACTRIX® with Benchmark Biolabs Inc. to satisfy our clinical trial needs in a state-of-the-art facility located in Lincoln, Nebraska. At the present time, no product is being manufactured at this or any other facility.

Regulatory Strategy

Our current regulatory strategy involves pursuing accelerated approval for PROBACTRIX® under the auspices of an active IND, for treating patients with chronic pouchitis for the purpose of preventing relapse of their symptoms. There are currently no approved treatments for pouchitis. Additional clinical studies can subsequently be conducted to determine whether there is support for broader usage.

BioBalance originally planned to pursue marketing of PROBACTRIX® as a medical food for IBS, given limited resources and the significant time required for prescription drug development. Industry studies indicate that it takes approximately eight to 10 years for the average prescription drug to progress from the IND filing to market introduction. However, following discussions with regulatory consultants and potential pharmaceutical licensees, it was determined that a shorter pathway to drug development through filing an IND for an orphan drug indication would be the most economically attractive course. This involved addressing pouchitis, a narrowly focused indication with unmet therapeutic needs, rather than IBS. Pouchitis also offered the potential for orphan drug designation and expedited FDA approval. We believe that we can achieve FDA approval for PROBACTRIX® as a prescription drug to treat pouchitis in approximately four to five years from the date on which we are able to commence the Phase I/II clinical trials, dependent on our obtaining necessary funding. However, there is no assurance that we will be able to commence the clinical trials, that such trials will yield desired results, or that FDA approval will be granted in any event.

Upon receipt of funding, we plan to conduct double blind, placebo controlled studies now that we have obtained FDA approval of our IND for the pouchitis indication. The first step would involve a Phase I/II study in pouchitis patients. This study would likely be followed with a pivotal Phase III trial in approximately 50-75 pouchitis patients. A dose-ranging study may also be required. No assurance can be given as to if or when approval can be obtained.

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

Longer term, we are currently considering expanding the label indication of PROBACTRIX® to include a number of additional GI indications, including the treatment of C. difficile infections.

We also plan to explore licensing opportunities for a veterinary formulation of PROBACTRIX® as an animal feed additive. We believe that a veterinary formulation of PROBACTRIX® could be a potential replacement for antibiotics and/or animal growth hormones. This issue has generated significant worldwide attention as governments and consumer groups have called for the reduction or elimination of unnecessary antibiotics and growth hormones in farm animals. Based on studies conducted in Israel beginning in 1996 with a number of animal species, we believe that PROBACTRIX® has a beneficial safety and efficacy profile as an animal feed additive. A veterinary formulation of PROBACTRIX® was approved in Israel in 1998 as a veterinary feed additive. However, we can not assure you that we will ever license a veterinary formulation of PROBACTRIX® as an animal feed product.

In September 2007, BioBalance completed an international, multi-center, randomized, double-blind, placebo-controlled, clinical trial in 129 patients with irritable bowel syndrome. PROBACTRIX® was well tolerated. However, due to an unusually high placebo response rate (53.1%), there was no statistical difference in the primary endpoint (relief of abdominal pain and discomfort) when PROBACTRIX® - and placebo-treated patients were compared. There were more placebo-treated patients who experienced at least one adverse event and who experienced at least one adverse event related to study product (46 and 15, respectively) than did PROBACTRIX® -treated patients (39 and 10, respectively). This study demonstrated the safety of PROBACTRIX® when given for long periods of time and is consistent with other studies that BioBalance has conducted to assess product safety. Despite the unexpected high placebo response rate and its negative impact on the study's primary endpoint, BioBalance remains encouraged by the strong improvements in stool consistency, pain and discomfort, bloating, and stool frequency compared to baseline. BioBalance is investigating the use of higher concentrations of the probiotic and plans to review the data derived from the irritable bowel syndrome study as a knowledge base for new studies in order to target indications which the company believes on-going research supports.

PRODUCTS

PROBACTRIX®

Our initial product opportunity, PROBACTRIX® , is a non-pathogenic probiotic, which we believe addresses a root cause of many GI disorders, including pouchitis, IBS, IBD and diarrhea, by inhibiting and replacing the growth of pathogenic bacteria and preventing their re-colonization. Studies conducted overseas in over 14,000 patients have documented the safety and efficacy profile of this ingredient.

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

The basic active component in PROBACTRIX® is a selective strain of non-pathogenic E.coli bacteria, which is contained in a liquid suspension. This bacterium is a commonly represented species in the healthy microflora of humans and animals. It has been used for the preparation of Colibacterin, Bificon and other medicines and food supplements outside the U.S.

The research on PROBACTRIX® originated in Russia from studies by Dr. Nellie Kelner-Padalka, a pediatrician and our scientific founder. These studies found liquid food supplements containing E.coli M-17 to be useful in treating intestinal infections of various origins. However, shelf life was short and the product had a strong odor that made it difficult for some patients to ingest. Dr. Kelner-Padalka later brought her studies to Israel where several technologies were used to expand the shelf life and improve the smell and taste.

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

The patented formulation used for PROBACTRIX® consists of a proprietary strain of non-pathogenic E.coli, derived from an organism that was originally isolated from the intestinal microflora of healthy volunteers, which is preserved in a liquid extract formulation. The technology and the processes comprise conditions that preserve M-17 E. coli in the biologically active form. Additional patent applications have been filed by BioBalance for technology that could extend the product’s shelf life for two years or longer at room temperature.

Bacillus Product

We have acquired the rights to a combination of two Bacillus strains that has exhibited anti-inflammatory, anti-bacterial and anti-viral properties, which may be effective in treating a variety of GI diseases. We believe our Bacillus strains are therapeutically effective against rotavirus and campylobacter pathogens, which are the leading causes of infectious diarrhea. We believe this technology could also be effective in treating ulcerative colitis. There was a predecessor product (called Biosporin) based on the Bacillus strains acquired, which was approved in Russia. The study conducted by us to date was inconclusive regarding the usefulness or effectiveness of the strains in treating GI diseases. Therefore, we have elected not to pursue this project further at this time.

Prior Clinical Studies

The active ingredient in PROBACTRIX® has undergone testing by more than 14,000 patients in controlled trials as well as case study reports and has demonstrated safety and efficacy in adults and children as young as six months old. The product has demonstrated effectiveness in a broad range of GI diseases and conditions including IBS, IBD, pouchitis, Crohn’s disease, ulcerative colitis and diarrhea caused by antibiotics, chemotherapy and travel.

Two clinical studies conducted independently at Cedars-Sinai Medical Center showed the link between IBS symptoms and pathogenic bacteria and support the rationale for the use of PROBACTRIX® as an effective treatment for IBS.

Clinical studies conducted in Israel indicate that PROBACTRIX® is effective at addressing various GI symptoms in both male and female patients with no significant side effects. Patients typically reported a marked reduction in abdominal symptoms. Two pilot studies have been completed in Israel with the current formulation. The first was an open label study conducted on 63 patients with IBS, who were unresponsive to other therapies, and 20 patients with Crohn’s disease. After four to six weeks of therapy, 52% of the IBS patients had an excellent response, 35% and 30% of the Crohn’s disease patients had an excellent and partial response, respectively, and no adverse events were observed.

An open-label trial, examining the impact of PROBACTRIX® on patients with Crohn’s disease, reported that three of the eight patients experienced a marked reduction in abdominal symptoms, two dropped out, two experienced no improvement and one experienced a worsening of symptoms.

A randomized, double blind pilot study conducted by Tiomny, et. al. in 2003 reported that PROBACTRIX® relieved major symptoms of IBS with no significant side effects. This study involved 20 patients, who were experiencing severe symptoms of diarrhea and constipation with a mean duration of eight years. Eight of the ten patients in the placebo group withdrew from the study due to lack of response. All ten patients in the treatment group completed the study. The treatment group experienced significant improvement in IBS symptom relief with no significant side effects.

We have completed a randomized, multi-center double blind, placebo-controlled, clinical trial in IBS patients to study the effectiveness of PROBACTRIX® as a medical food. Sites for this study include Cornell Medical Center in New York City, St. Michael’s Hospital in Toronto, Canada, Bikur Cholim Hospital in Jerusalem, Israel, and Sourasky Medical Center in Tel Aviv, Israel. This data is currently undergoing statistical analysis.

In September 2007, BioBalance completed an international, multi-center, randomized, double-blind, placebo-controlled, clinical trial in 129 patients with irritable bowel syndrome. PROBACTRIX® was well tolerated. There were more placebo-treated patients who experienced at least one adverse event and who experienced at least one adverse event related to study product (46 and 15, respectively) than did PROBACTRIX® -treated patients (39 and 10, respectively). This study demonstrated the safety of PROBACTRIX® when given for long periods of time and is consistent with other studies that BioBalance has conducted to assess product safety. Despite the unexpected high placebo response rate and its negative impact on the study's primary endpoint, BioBalance remains encouraged by the strong improvements in stool consistency, pain and discomfort, bloating, and stool frequency compared to baseline. BioBalance is investigating the use of higher concentrations of the probiotic and plans to review the data derived from the irritable bowel syndrome study as a knowledge base for new studies in order to target indications which the company believes on-going research supports.

Veterinary Application

Numerous clinical studies have been conducted in farm animals to support the use of PROBACTRIX® as a veterinary feed additive to replace antibiotics and/or animal growth hormones. BioBalance believes that enough safety and efficacy data accumulated presents an attractive opportunity for licensing to leading animal health companies. BioBalance has directed its efforts toward human clinical studies and has not pursued licensing to animal health companies up to this point. Veterinary experts believe that repeated applications of antibiotics often leave animals weak and growth retarded. BioBalance believes that PROBACTRIX® has a particularly high safety and efficacy profile in many different animal species. There are already probiotic products used today in the veterinary market but lack well-designed scientific studies. Significantly, PROBACTRIX® has been studied for its use in preventing bacterial diarrhea in piglets and as a replacement for gentamycin and Advocin, which are most often used to treat diarrhea in these animals. We cannot provide any assurance that we will ever license a veterinary formulation of PROBACTRIX® as a veterinary feed additive.

MANUFACTURING

During 2005, BioBalance transferred the manufacturing process of PROBACTRIX® to Benchmark Biolabs, Inc. for pilot-lab production of clinical trial materials in a state-of-the-art facility located in Lincoln, Nebraska. BioBalance has not yet committed for commercial production of PROBACTRIX® , since it will likely rely on a marketing/licensing partner for production. The process for growing E. coli and formulating the bacteria into a probiotic agent requires specialized fermentation facilities maintained and operated under FDA laboratory and good manufacturing procedure (“GMP”) requirements as a prescription drug product.

INTELLECTUAL PROPERTY

BioBalance uses a combination of patents, trademarks and trade secrets to protect its core technology. We have 14 patents issued in the U.S. and two patent applications filed and pending. The patent expiration dates range from 2020 to 2023. It has also filed patent applications covering application of its core technology in Japan, European, Canada, Australia, Mexico, Brazil, Poland, Russia and New Zealand. BioBalance is also pursuing additional patent applications relating to its core technology. On March 1, 2005, it received notification that PROBACTRIX® was approved as a registered U.S. trademark.

At December 31, 2007, management determined that the value of the PROBACTRIX® intellectual property was partially impaired due to the unusually high placebo response rate in the clinical trial related to the irritable bowel syndrome ("IBS") indication. While management believes that further testing may prove the efficacy of PROBACTRIX® for that indication, further clinical trials would require substantial additional funding which is currently unavailable. Accordingly, management recorded an impairment loss of $729,792 against the intellectual property. The remaining carrying value after recording the impairment loss was $628,056 , representing the net carrying amount of the patents and trademarks.

BioBalance also previously acquired the global patent rights to a combination of two patented Bacillus strains (B. subtilis and B. licheniformis ) (”NexGen Product Platform”) for $3,850,000 which included a one-time cash payment of $250,000 and one million shares of Common Stock of the Company valued at $3,600,000. See “Bacillus Product” above. At December 31, 2004 it was determined that the investment in the NexGen Product Platform was impaired and as a result of the impairment analysis, a total of $1,740,326 was expensed during the fourth quarter of 2004. The impairment was determined by an independent valuation firm using a discounted cash flow model. At the time, the impairment was felt necessary due to a number of factors including the acceleration of the Company’s efforts to obtain regulatory approval and take other action necessary to market PROBACTRIX® as a prescription product, overall limited funding available to the Company to develop the Bacillus product and available management time.

At December 31, 2006, management determined that the value of the NexGen Product Platform was impaired in its entirety due to inconclusive testing results. While management believes that further testing may prove the safety and efficacy of the NexGen Product Platform, a decision was made to devote all efforts and funds towards the development and clinical trials of PROBACTRIX® , if, as and when further funding is received or a strategic partner joins the Company. Accordingly, management recorded an impairment loss of $926,322 (intellectual property $334,787; patents and trademarks $341,285 and; non-compete agreement $250,250) representing the entire unamortized balance of the NexGen Product Platform and has discontinued any further testing or development of the NexGen product platform.

BIOBALANCE EMPLOYEES

The only employees of BioBalance are the Company's two part-time executive officers, Murry Englard, CEO and Stewart W. Robinson, CFO, who divide their time between BioBalance and the home health care business as needed. BioBalance outsources most of its clinical and regulatory needs through the use of part-time or consultants. While BioBalance has no definitive plans with respect to the ultimate size of its workforce or persons who will fill specific positions, BioBalance plans to evaluate its staffing needs relative to research and development, product manufacturing and marketing and finance and administration and will seek to retain personnel as employees or consultants based on that evaluation.

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

Our services are provided principally by our staff of professionals and paraprofessionals (some are bilingual), who provide personal care to patients, and, to a lesser extent, by our staff of skilled nurses. Approximately 99% of our home health revenues in 2007 were attributable to services by our paraprofessional staff.

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

Referral Sources

We obtain patients primarily through contracts, referrals from hospitals, community-based healthcare institutions and social service agencies, case management and insurance companies. Referrals from these sources accounted for substantially all of our net revenues in 2007. We generally conduct business with most of our institutional referral sources under one-year contracts that fix the rates and terms of all referrals but do not require that any referrals be made. Under these contracts, the referral sources refer patients to us and we bill the referral sources for services provided to patients. Approximately 60 such contracts were in effect and active as of December 31, 2007.

One or more referring institutions have accounted for more than 5% of our net revenues during our last fiscal year, as set forth in the following table:

Referring Institution	Percentage of Net Revenues for 2007

New York City Medicaid (HRA)	56.1%
Guildnet Inc.	5.4%
Beth Abraham Long Term Home Health Program	6.8%

Overall, our 10 largest referring institutions accounted for approximately 88.5% of net revenues for 2007.

Days Sales Outstanding (“DSO”) is a measure of the average number of days required for the Company to collect accounts receivable, calculated from the date services are billed. For the year ended December 31, 2007 the Company's DSO were 68.

Reimbursement

We are reimbursed for services, primarily by referring institutions, such as healthcare institutions and social service agencies, which in turn receive their reimbursement from Medicaid, Medicare and, to a much lesser extent, through direct payments by insurance companies and private payers. New York State Medicaid programs constitute our largest reimbursement sources, when including both direct Medicaid reimbursement and indirect Medicaid payments through many of our referring institutions. For 2007, payments from referring institutions that receive direct payments from Medicare and Medicaid, together with direct reimbursement to us from Medicaid, accounted for approximately 99% of net revenues. Direct reimbursements from private insurers, prepaid health plans, patients and other private sources accounted for approximately 1% of net revenue for 2007.

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

We are licensed by New York State as a home care services agency. New York State law requires prior approval by the New York State Public Health Council ("Council") of any transfer of 10% or more of the stock or voting rights of a corporation or any transfer which results in ownership of 10% or more of the stock or voting rights of a corporation, or any other change in "the controlling person" of an operator of a licensed home care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of the LHCSA. A person seeking approval as a controlling person of a LHCSA, or of an entity that is the operator of a LHCSA, must, in most cases, file an application and receive Council approval prior to becoming a controlling person.

We are subject to federal and state laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and other health care benefit programs. The federal Medicare and Medicaid legislation contains anti-kickback provisions, which prohibit any remuneration in return for the referral of Medicare and Medicaid patients or for purchasing or leasing equipment or services that are paid for in whole or in part by Medicare or Medicaid. Courts have, to date, interpreted these anti-kickbacks laws to apply to a broad range of financial relationships. Violations of these provisions may result in civil and criminal penalties, including fines of up to $15,000 for each separate service billed to Medicare or Medicaid in violation of the anti-kickback provisions, exclusion from participation in the Medicare and state health programs such as Medicaid and imprisonment for up to five years.

The Medicare and Medicaid anti-kickback provisions of the Social Security Act are broadly worded and often vague, and the future interpretation of these provisions and their applicability to our operations cannot be fully predicted with certainty. Any non-compliance or violation could have a material adverse effect on our home healthcare business.

Federal laws to which we are subject also include the broadly worded fraud and abuse provisions of the Social Security Act that are applicable to the Medicare and Medicaid programs, which prohibit various transactions involving Medicare or Medicaid covered patients or services and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which is applicable to both public and private health care programs. Among other things, these provisions restrict referrals by physicians for certain designated health services, including home health care, to entities with which the physician or the physician's immediate family member has a "financial relationship" and the receipt of remuneration by anyone in return for, or to induce, the referral of a patient for treatment or purchasing or leasing equipment or services that are paid for, in whole or in part, by Medicare or Medicaid. They also prohibit false statements, false billings and fraudulent conduct. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. The future interpretation of these provisions and their applicability to our operations cannot be predicted.

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

HOME HEALTH CARE EMPLOYEES

At March 9, 2008, our home healthcare business had 1,460 employees, of whom sixty four are salaried, including one division officer, a controller, a vice president of operations, a human resources administrator, an IT specialist, seven administrators/branch managers, nine nurses, three accounting staff, eighteen clerical staff, and twenty two field staff supervisors. The remaining 1,396 employees are paid on an hourly basis and consist of professional and paraprofessional staff.

None of our home healthcare or BioBalance employees are compensated on an independent contractor basis or represented by a labor union. A local labor union has been attempting to organize the Company's home care health aides. The local union recently withdrew its request from the labor board to initiate a vote. Management believes that the Company has good relations with its employees.

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

Risks Relating to the BioBalance Business

BIOBALANCE IS A DEVELOPMENT STAGE COMPANY, HAS GENERATED NO REVENUES TO DATE AND HAS A LIMITED OPERATING HISTORY UPON WHICH IT MAY BE EVALUATED.

BioBalance was incorporated in May 2001, has generated no revenues from operations, and has no meaningful assets other than its intellectual property rights and $38,000 in available cash at December 31, 2007. BioBalance faces all of the risks inherent in a new business and those risks specifically inherent in the business of developing, testing, obtaining regulatory approvals for, manufacturing, commercializing and selling a new prescription drug product, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that BioBalance will be able to generate revenues or profits from operation of its business or that BioBalance will be able to generate or sustain profitability in the future.

FAILURE TO SECURE ADDITIONAL FINANCING WOULD RESULT IN IMPAIRED GROWTH AND INABILITY TO OPERATE.

BioBalance will be required to expend substantial amounts of working capital in order to develop, test, obtain the requisite regulatory approvals, manufacture and market its proposed product and establish the necessary relationships to implement its business plan. At December 31, 2007, BioBalance had available cash in the amount of $38,000. For the year ended December 31, 2007, BioBalance’s operations were funded entirely by capital from the Company’s health care operations. BioBalance is entirely dependent on existing cash, working capital from the health care operations, and its ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. See “Recent Developments”. If BioBalance fails to obtain additional financing, BioBalance's clinical and regulatory programs will need to be further scaled back, suspended or cancelled. BioBalance has no firm agreements or arrangements with respect to any such financing and we cannot assure you that any needed funds will be available to BioBalance on acceptable terms or at all. The inability to obtain sufficient funding of BioBalance’s operations in the immediate future could cause BioBalance to curtail or cease its operations.

THE LOSS OF KEY EXECUTIVES OR CONSULTANTS OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD DAMAGE OUR BUSINESS

Because of the highly technical nature of our BioBalance business, we depend greatly on attracting and retaining experienced management and highly qualified and trained scientific personnel.

As previously reported by the Company in its Form 8-K filed with the Securities and Exchange Commission on September 12, 2006, Mr. Dennis O'Donnell, the Company's President and Chief Executive Officer, acting Principal Financial Officer and a director, resigned from all of his positions with the Company effective September 8, 2006. Although the Board has not selected a permanent replacement for Mr. O'Donnell, Mr. Murry Englard is presently serving in the capacity of Chief Executive Officer and Mr. Stewart Robinson as Principal Financial Officer. The Board believes that the part-time participation of these executive officers is sufficient for the Company at its present size and form. Should the Board determine at a later date that these executive positions should be filled by full-time employees, there can be no assurance that the Company will be able to obtain the services of a qualified Chief Executive Officer or Chief Financial Officer in the near term, particularly in light of BioBalance's current financial situation, as discussed above under the risk factor “Failure to Secure Additional Financing Would Result in Impaired Growth and Inability to Operate.”

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

BIOBALANCE’S PRODUCTS ARE IN DEVELOPMENT AND MAY NOT SATISFY REGULATORY REQUIREMENTS OR BECOME COMMERCIALLY VIABLE.

The products that we are currently developing will require additional development, testing, and investment in order to market them as prescription drugs. We cannot be sure that our product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that we will satisfy Good Laboratory Procedures (“GLP”), medical food or prescription drug requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful. We have conducted anecdotal and pre-clinical trials and are conducting an IBS medical food clinical trial for our initial product and have established GRAS (Generally Recognized As Safe) status to date. The results of these pre-clinical and anecdotal trials on products under development are not necessarily predictive of results that will be obtained from large scale clinical testing. We cannot be sure that clinical trials of the products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with drugs of any product developed by BioBalance may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug product under development could delay or prevent regulatory approval, where required, and delay or prevent commercial sale of the product, any of which could have a material adverse effect on BioBalance. We may encounter difficulties in manufacturing, process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals and commercialization of our product, or cause negative financial and competitive consequences. We cannot assure you that PROBACTRIX® or any other product will be successfully developed, be developed on a timely basis or prove to be more effective than competing products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of PROBACTRIX® or any other product, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on us.

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

INTELLECTUAL PROPERTY RIGHTS MAY NOT PROTECT OUR BUSINESS.

We use a combination of patents, trademarks and trade secrets to protect our proprietary position on PROBACTRIX® . We cannot assure you that our pending or future patent and trademark registration applications will result in issued patents and registered trademarks, or that, if issued, our applications will be upheld if challenged. Further, even if granted, we cannot assure you that these patents and trademarks will provide us with any protection from competitors or, that if they do provide any meaningful level of protection, that we will have the financial resources necessary to enforce our patent and trademark rights. In addition, we cannot assure you that others will not independently develop technologies similar to those covered by our pending patents and trade secrets, or design around the pending patents. If others are able to design around our patents, our results of operations could be materially adversely affected. Further, we will have very limited, if any, protection of our proprietary rights in those jurisdictions where we have not affected any filings or where we fail to obtain protection through our filings. We cannot assure you that third parties will not assert intellectual property infringement claims against us in the future with respect to current or future products. We are responsible for defending against charges of infringement of third party intellectual property rights by our actions and products and such assertion may require us to refrain from the sale of our products, enter into royalty arrangements or undertake costly litigation. Further, challenges may be instituted by third parties as to the validity, enforceability and infringement of our patents. Our adherence to industry standards with respect to our product may limit our opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which our product may be sold may not protect our product and intellectual property rights to the same extent as the laws of the United States.

THE VALIDITY OF PATENTS COVERING PHARMACEUTICAL AND BIOTECHNOLOGICAL INVENTIONS AND THE SCOPE OF INTELLECTUAL PROPERTY CLAIMS MADE UNDER SUCH PATENTS IS UNCERTAIN; FAILURE TO SECURE NECESSARY PATENTS COULD IMPAIR OUR ABILITY TO PRODUCE AND MARKET OUR PRODUCTS .

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

WE OWN NO MANUFACTURING FACILITIES AND WILL BE DEPENDENT ON THIRD PARTIES TO MAKE OUR PRODUCT .

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

POTENTIAL SIDE EFFECTS OF OUR PRODUCT COULD IMPAIR OUR ABILITY TO CONTINUE CLINICAL TRIALS, OBTAIN REGULATORY APPROVAL, OR SUCCESSFULLY MARKET OUR PRODUCTS .

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

WE MAY LOSE ANY TECHNOLOGICAL ADVANTAGE BECAUSE PHARMACEUTICAL RESEARCH TECHNOLOGIES CHANGE RAPIDLY .

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS WHICH COULD RESULT IN SIGNIFICANT LOSSES AND ADVERSE PRODUCT PUBLICITY .

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

The issue was submitted to the Supreme Court and, on January 23, 2006, the Supreme Court granted a writ of certiorari, vacated the judgment and remanded the case to the Second Circuit Court of Appeals to reconsider its decision in light of a memorandum issued by the U.S. Department of Labor on December 1, 2005. In that memo, the DOL stated that it considers its regulations allowing the companionship exemption to be used by third party employers to be “authoritative and legally binding”. The Second Circuit Court of Appeals reconsidered and, on August 31, 2006, reaffirmed its decision. The Supreme Court again granted a writ of certiorari on January 5, 2007. In June 2007, the U.S. Supreme Court issued its decision which upheld the "companionship exemption" as applying to employment by "third party employers", e.g. home care agencies, such as New York Health Care. Based on this decision, federal law does not require payment of premium wages for overtime, but New York State continues to require payment of one and one-half times the State minimum wage for overtime worked by employees falling within the companionship exemption. Federal legislation has been introduced that would limit the use of the companionship exemption to persons employed “casually” as companions, i.e. to those who do not work full-time and do not work for third-party employers such as New York Health Care. If this legislation is enacted, challenges for the home care industry will be affording higher overtime wages, ensuring patient continuity of care if agencies can no longer afford to authorize overtime, and retention of workers who cannot secure the number of hours of work they desire. All of these factors may cause a higher cost per hour serviced thereby adversely affecting profitability.

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

SLOW PAYMENTS AND POSSIBLE BAD DEBTS MAY CAUSE WORKING CAPITAL SHORTAGES AND OPERATING LOSSES.

We generally collect payments from our customers within one to three months after services are rendered, but pay our obligations on a current basis. This timing delay may cause working capital shortages from time to time. We have a secured revolving credit facility. Such facility may be available to cover these periodic shortages. However, borrowings or other methods of financing may not be available when needed or, if available, may not be on terms acceptable to us. Although we have established a bad debt reserve for uncollectible accounts, any significant increase in bad debts would damage our revenues and profitability.

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

CHANGES IN FEDERAL AND STATE REGULATION COULD INCREASE COSTS AND REDUCE REVENUES.

Our home healthcare business is subject to substantial regulation at the state level and also under the federal Medicare and Medicaid laws. In particular, we are subject to state laws regulating home care, nursing services, health planning and professional ethics, as well as state and federal laws regarding fraud and abuse in government funded health programs. Changes in the law, or new interpretations of existing laws, can increase the relative costs of doing business and reduce the amount of reimbursement by government and private third-party payers. Although we have not experienced any difficulties to date complying with applicable laws, rules or regulations, our failure to obtain, renew or maintain any required regulatory approvals or licenses could have a material adverse effect on us and could prevent us from offering our existing services to patients or from further expansion. Pending federal or State legislation could substantially impact the conduct of our home healthcare business and potentially adversely affect the cost of operations and available reimbursement. Under the pending legislation in New York, certain reporting requirements, as well as caps on permissible administrative expenses, would be imposed. If the pending legislation becomes law in its current form, costs of operations of our home healthcare business in New York are likely to increase. Under the pending federal legislation, the federal companionship exemption would be eliminated for home care agencies, resulting in increased costs of operations.

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

DEPENDENCE ON MAJOR CUSTOMERS AND REFERRAL SOURCES MAY RESULT IN SUBSTANTIAL DECLINES IN REVENUES IF SUCH CUSTOMERS ARE LOST.

The development and growth of our home care and nursing businesses depends, to a significant extent, on our ability to establish close working relationships with hospitals, clinics, nursing homes, physician groups, HMO's, governmental healthcare agencies and other healthcare providers. Many of our contractual arrangements with customers are renewable annually. Existing relationships may not be successfully maintained and additional relationships may not be successfully developed and maintained in existing and future markets. Our 10 largest customers accounted for approximately 88.5% of gross revenues during the year ended December 31, 2007. One referral source, New York City Medicaid, was responsible for approximately 56.1% of our gross revenues for the year ended December 31, 2007. The loss of, or a significant reduction in, referrals by these sources, as well as certain other key sources, would have a material adverse effect on results of operations of our home healthcare business.

RISKS RELATING TO OUR COMMON STOCK

POSSIBLE VOLATILITY OF COMMON STOCK MAY RESULT IN LOSSES TO SHAREHOLDERS.

The trading price of our Common Stock has been subject to significant fluctuations, and there is a limited market for our Common Stock. For the fiscal year 2007, the price of our Common Stock has ranged from a high of $0.260 to a low of $0.035. The price of our Common Stock is likely to continue to be affected by various factors, including, but not limited to, the results of our development efforts of PROBACTRIX® and other products, variations in quarterly results of operations, announcements of new contracts or services, or acquisitions by us or our competitors, governmental regulatory action, general trends in the industry, and other factors, such as extreme price and volume fluctuations which have been generally experienced by the securities markets from time to time in recent years.

OUR DELISTING FROM NASDAQ DUE TO OUR FAILURE TO SATISFY NASDAQ LISTING STANDARDS AND OUR STOCK BEING SUBJECT TO THE “PENNY STOCK” RULES HAS RESULTED IN REDUCED LIQUIDITY AND LOWER STOCK PRICE .

Our Common Stock was delisted from the NASDAQ SmallCap market in April 2004 and was listed for trading in the OTC "pink sheets.” As of September 22, 2005, our Common Stock has been listed for trading on the NASDAQ Bulletin Board which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the NASDAQ National or Capital Market ) . As a result, the liquidity of our Common Stock is impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media's coverage, and lower prices for our Common Stock than might otherwise be attained. There is currently a very limited market and low volume of trading in our Common Stock, and on many days there is no trading activity at all in our Common Stock.  Moreover, because of the limited market and low volume of trading, our Common Stock is more likely to be affected by and fluctuate from broad market fluctuations, general market conditions, fluctuations in our operating results, future securities offering by us, changes in the market’s perception of our business, announcements made by us or our competitors, and general industry conditions. Our Common Stock may not be accepted for a listing on an automated quotation system or securities exchange.

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

Our corporate headquarters is located in a building containing approximately 6,000 square feet located in Brooklyn, New York under a lease expiring in 2010, at a monthly rental of approximately $10,000, subject to annual increases and rent escalations based on increases in real estate taxes. Our home healthcare business is administered from our corporate headquarters and 7 branch and recruitment offices located in New York under month to month tenancies and term leases expiring from March 2008 through June 2011 at annual rentals ranging from approximately $23,000 to $129,000, and additional rent based upon increases in real estate taxes and other cost escalations.

BioBalance's executive office was located at 345 Seventh Avenue, New York, New York under a five year lease that commenced in April 2006 at a monthly rental of approximately $15,200. BioBalance surrendered this office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs and asset disposal/impairment losses of approximately $74,000 .

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

On March 30, 2006, the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murry Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc., (Supreme Court of State of New York County of Nassau, (Index No. 5125/06). The lawsuit alleged that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claimed that such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleged that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman. The lawsuit was dismissed in September 2006. A notice of appeal was filed by the plaintiff in October 2006 and the plaintiff filed its appeal brief in April 2007. On January 15, 2008, the court dismissed the appeal.

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

	High	Low
Fiscal 2007
First Quarter	$0.26	$0.10
Second Quarter	0.14	0.08
Third Quarter	0.11	0.07
Fourth Quarter	0.12	0.04

Fiscal 2006
First Quarter	1.17	0.61
Second Quarter	0.86	0.49
Third Quarter	0.65	0.25
Fourth Quarter	0.33	0.07

Holders

At March 13, 2008, we had 212 holders of record and approximately 1,400 beneficial holders of our Common Stock.

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

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained in this report is forward-looking in nature. All statements in this report, including those made by the Company and its subsidiaries (“we”, “our”, or the “Company”), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial condition, operating results, business and regulatory strategies, projected costs, services, research and development, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 1A. - Risk Factors. Other risks and uncertainties are disclosed in the Company's prior SEC filings. These and many other factors could affect the Company's future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by the Company or on its behalf. The Company assumes no obligation to update such statements.

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

Critical Accounting Policies

The Company's critical accounting policies are those it believes are the most important in determining its financial condition and results of operations, and require significant subjective judgment by management as a result of inherent uncertainties. A summary of the Company’s significant accounting policies is set out in the notes to the consolidated financial statements. Such policies are discussed below.

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

Long-Lived Assets and Other Intangible Assets

We evaluate long-lived assets, such as intangible assets other than goodwill, equipment and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through estimated undiscounted cash flows from the use of these assets. When impairment exists, the related assets are written down to fair value.

Accounting for Income Taxes and Valuation Allowances

We currently have significant deferred tax assets, resulting from net operating loss carry forwards and differences between financial reporting and tax treatment of intangible assets amortization and impairment losses. These deferred tax assets may reduce taxable income in future periods. Based on the Company’s losses and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Cumulative losses weigh heavily in the overall assessment of valuation allowances.

We expect to continue to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Classification of Amounts Due to HRA

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued proposed FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, New York State, New York City and New Jersey.

Results of Operations

The following table reflects the results of operations for the years ended December 31, 2007 and 2006 for each business segment.

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$-	$44,399,303	$44,399,303	$-	$45,558,331	$45,558,331

Cost of patient care	-	36,626,372	36,626,372	-	36,747,366	36,747,366

SG&A, including depreciation and amortization	2,096,976	6,247,562	8,344,538	4,083,000	6,874,535	10,957,535

Product Development	648,759	-	648,759	1,637,558	-	1,637,558

Net (loss) income	$(2,745,153)	$1,692,802	$(1,052,351)	$(5,492,072)	$1,736,399	$(3,755,673)

BioBalance Segment

During the years 2007 and 2006, the BioBalance segment had no revenues and no cost of sales.

Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2007 decreased ($1,986,024) (48.64%) to $2,096,976 from $4,083,000 for the year ended December 31, 2006. The decrease is attributable largely to management's cost cutting efforts with reductions in rents, salaries and benefits, share based compensation, public relations and professional fees. The SG&A expenses for BioBalance include charges for impairment of intangible assets of $729,792 in 2007 and $926,322 in 2006.

Product development costs for the BioBalance segment for the year ended December 31, 2007 were $648,759 compared to $1,637,558 for 2006, a decrease of ($988,799) or 60.38%. The decrease was a result of scaling back operations because of a lack of available funding to continue clinical trials.

For the year ended December 31, 2007, the operations of the BioBalance segment showed loss from continuing operations of ($2,745,153) compared to a loss of ($5,492,072) in 2006, an improvement of $2,746,919 or 50.02%. The improvement was a result of the cost cutting efforts described above as well as the scaling back of clinical operations.

Home Healthcare Segment

Revenues the year ended December 31, 2007 decreased by ($1,159,028) or 2.54% to $44,399,303 from $45,558,331 in 2006. The 2006 revenue in the home health care segment includes a reversal of debt from HRA in the amount of approximately $704,000, which relates to funds that HRA agreed not collect for their fiscal year 2002. The Company had previously accrued this amount as due to HRA.

Cost of professional care of patients decreased ($120,994) or 0.33% in 2007 to $36,626,372 from $36,747,366 in 2006.

Selling, general and administrative expenses (SG&A) decreased by ($626,973) (9.12%) to $6,247,562 in 2007 as compared to $6,874,535 in 2006. This decrease is due to the reduction in personnel costs, and reductions of general operating costs at the home health care operations, particularly in the area of professional fees and executive compensation..

For the year ended December 31, 2007, the net income from the home health care segment was $1,692,802 as compared to $1,736,399 for the year ended December 31, 2006 a decrease of ($43,597) or -2.51%.

Liquidity and Capital Resources

For the year ended December 31, 2007, cash used for operating activities on a consolidated basis was $88,614 compared to $2,717,201 in 2006, an improvement of.$2,628,587 . The change resulted from a decrease in the net loss for 2007 as compared to 2006 of $2,703,322 , offset by and a decrease in cash from changes in non-cash expenses of ($917,347) and an increase in cash provided by changes in components of operating assets and liabilities of $842,612 .

Net cash used in investing activities for the year ended December 31, 2007 totaled $134,934 and consisted principally of the acquisition of intangible assets.

Home Healthcare Segment

At December 31, 2007, the Company had no long-term debt.

 Operating leases for premises also generally contain provisions allowing rental obligations to be accelerated upon default in the payment of rent or the performance of other lease obligations. These leases generally contain provisions for additional rent based upon increases in real estate taxes and other cost escalations. The lease for the office space for BioBalance is included in the above amounts.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

On September 20, 2007, New York Health Care entered into a Loan and Security agreement with CIT Healthcare LLC, as lender (“Lender”). The term of the Loan and Security Agreement is three years. The Loan and Security Agreement provides for a revolving line of credit facility under which the Company may borrow, repay and re-borrow an amount not exceeding the lesser of $5,000,000 or the borrowing base, which is an amount that may not exceed 85% of the estimated net value of the Company's Eligible Accounts, as defined in the agreement. As of December 31, 2007, approximately $3,600,000 of the line was available for borrowing by the Company. Interest is payable on the outstanding principal balance of the credit facility at an annual rate equal to 30-day LIBOR plus three and one-half percent (3.50%), adjusted monthly in accordance with changes in 30-day LIBOR. The Company's obligations to Lender under the Loan and Security Agreement are secured by a first priority lien on all of the Company's accounts receivable, general intangibles, instruments and documents, and the proceeds thereof. However, no collateral consists of any assets or property of BioBalance.

New York Health Care is prohibited from making dividend, distributions or other withdrawals during the term of the credit facility. However, New York Health Care is permitted to make loans, advances or contributions to its subsidiary, BioBalance, provided that certain liquidity requirements are met. New York Health Care is further restricted from mergers and acquisitions, as well as asset sales or dispositions outside the ordinary course of business, provided that such sale restrictions are not applicable to the capital stock or assets of BioBalance.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the year ended December 31, 2007, the DSO of the home care segment of the Company was 68, compared to 58 days for the year ended December 31, 2006. The increase in DSO was primarily caused by delays in collection from one of the Company's contracts. Management has adequately reserved for potential losses from this contract.

BioBalance Segment

As of December 31, 2007, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of intangibles related to the patents it holds on its lead product PROBACTRIX®.

As of December 31, 2007, BioBalance had cash on hand of approximately $38,000, all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations are approximately $5,000,000. This amount includes the cost of the initial up front payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. The Company is in continuing discussions with potential funding sources but no agreements with any such funding sources have been entered into. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance began operating on a substantially reduced budget in 2007. BioBalance management has taken steps to secure the data from clinical trials and has begun the production of a duplicate of the biological strain of PROBACTRIX® . Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs through the time the space was fully vacated of approximately $38,000 and asset disposal/impairment losses of approximately $36,000 . Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Independent Registered Public Accounting Firms’ report thereon of Holtz Rubenstein Reminick LLP, for the years ended December 31, 2007 and 2006. See Index to “Financial Statements.”

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2007 and 2006, there were no disagreements with Holtz Rubenstein Reminick LLP ("Holtz") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Holtz, would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Holtz has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A (T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our principal executive officer and principal financial officer have concluded that we have a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2007:

Supervision: The controller is responsible for making all journal entries relating the home health care segment. The journal entries made by the controller are not reviewed by another person in the organization with sufficient accounting knowledge and authority. This weakness also has an affect on our period end closing process whereby the lack of supervision of the controller results in a substantial number of journal entries made during the closing process. We believe that if this weakness did not exist, there would be far fewer journal entries required during the closing process. One of our main goals in remediating this weakness is to substantially reduce the number of entries made during the closing process, to be fully implemented by the third quarter of 2008. We are remediating this weakness by implementing a rearrangement of the work flow so that other members of the accounting staff will be responsible for preparing and entering certain journal entries that the controller will review. Entries made directly by the controller will be reviewed periodically by the Chief Financial Officer. Additionally, we are developing a review checklist that will be utilized by the Chief Financial Officer to periodically review the work of the controller at least quarterly, with some aspects being reviewed on a monthly basis.

Information Technology: Management did not perform tests of information technology controls before the year end so we cannot assert that the controls functioned as designed as of December 31, 2007. However, we were able to ascertain that the controls were in place through certain documentation available relating to bills received from our outside computer consultants.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION:

Not applicable.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The persons who currently serve as executive officers and directors of the Company, and who served in such capacities during the 2007 fiscal year, are as follows:

Name	Age	Position

Murry Englard	49	Director, Chief Executive Officer

Stewart W. Robinson	53	Chief Financial Officer

Howard Berg	53	Director

Yoram Hacohen	36	Director

Murry Englard was designated by the Board as Chief Executive Officer effective August 1, 2007. Murry Englard has been a director of the Company since September 2005 and acting Chief Executive Officer since November 20, 2006. Mr. Englard is a partner of the accounting firm Harlib, Grossman & Englard, CPA's since January 1996. He was managing partner of Englard & Company, CPA, P.C. from January 1992 until December 1995 and a partner at Englard & Company CPA from January 1985 until December 1991. Mr. Englard is a certified public accountant. He received a B.A. in Accounting from Queens College in 1980 and attended Bernard Baruch Graduate School of Business concentrating in finance.

Effective February 5, 2007, Stewart W. Robinson was appointed to serve as the Company’s Chief Financial Officer on a part-time basis. Since November 1998, Mr. Robinson has been a partner-in-charge of SEC practice and quality control in the accounting firm of KBL, LLP and its predecessor. KBL, LLP is a Public Accounting Company Oversight Board (“PCAOB”) registered auditing and consulting firm concentrating in audits of small public companies and small to medium size private companies. Mr. Robinson was previously partner in-charge of litigation services and SEC auditing at several New York area accounting firms from 1984 through 1997. Mr. Robinson, received a B.A. in Accounting from Queens College in 1977, attended Pace University Graduate School of Business for taxation and completed business valuation training at both the American Society of Appraisers and the National Association of Certified Valuation Analysts. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Robinson is also registered with the PCAOB under the name Stewart W. Robinson, CPA.

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

Since January 2008, Yoram Hacohen is a partner in Hacohen Wolf, a law firm in Jerusalem, Israel. From January 2007 through December 2007, Yoram Hacohen was a partner with the firm Jaffe, Fund & Co, Advocates, in Jerusalem, Israel, specializing in corporate, commercial and civil law in the fields of international trade, tax and real estate. For the preceding five years, Mr. Hacohen was an independent practitioner in those fields of law. Mr. Hacohen earned his law degree from London Guildhall University, London, England in July 1995.

Michael Nafash served as a director of the Company since August 31, 2005. He resigned as a director of the Company on April 3, 2007. Mr. Nafash is a Certified Public Accountant and held various corporate finance positions throughout his career.

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

Section 16(a) Beneficial Ownership Reporting and Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and holders of more than 10% of the Company's common stock to file reports with the SEC about their ownership of common stock and other securities of the Company. These persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to identify anyone who filed a required report late during 2007.

Based solely on our review of forms we received and written representations from reporting persons stating that they were not required to file these forms, the Company believes, that during 2007, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to the Company’s Chief Executive Officer and Chief Financial and Principal Accounting Officer. A copy of this Code was filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2007 and 2006, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those fiscal years, to the Company’s Chief Executive Officer and to each of the three other most highly compensated executive officers of the Company and its BioBalance subsidiary, whose total salary and bonuses for the fiscal year 2007, in all capacities in which served, was $100,000 or more (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Murry Englard (1)	2007	$44,231	$15,000		$12,000			$41,026	(1)
Director and Chief Executive Officer	2006	$-	$-		$25,646			$18,000	(1)

Stewart W. Robinson (2)	2007	$144,531	$-		-			$10,293	(2)
Chief Financial Officer	2006	$-	$-		-			$-	(2)

Dennis O'Donnell (3)	2007	$-	$-		-			$-	(3)
Former President and	2006	155,769	112,500		-			$24,444
Chief Executive Officer

(1)
Murry Englard has been a director of the Company since September 2005. Mr. Englard was paid director's fees of $1,000 per month from September 2005 through August 2006, increasing to $2,500 per month staring in September 2006. The total director's fees paid to Mr. Englard were $35,200 in 2007 and $18,000 in 2006. Other compensation for Mr. Englard also includes $11,026 in expense reimbursements. Effective August 1, 2007, the Board appointed Mr. Englard as Chief Executive Officer to serve on a part-time basis at annual compensation of $100,000.

(2)
Stewart W. Robinson was appointed effective February 5, 2007 to serve as the Company’s Chief Financial Officer on a part-time basis with annual compensation of $65,000 for between 36 and 45 days. By May 3, 2007, Mr. Robinson had already worked 45 days and was paid up to the contract amount. From May 4, 2007 through December 31, 2007, Mr. Robinson worked for the Company for 44 more days and was paid at the per-diem rate agreed to in the contract. Other compensation for Mr. Robinson includes: payment for bookkeeping and clerical services ($4,825) provided by persons employed by him or KBL, LLP; reimbursement for office related expenses incurred of $877; reimbursement for software and related training costs of $2,340 and; continuing education and related travel costs specifically related to his position with the company of $2,251.

(3)
Dennis O'Donnell became President of BioBalance on November 26, 2003 and the Company's Chief Executive Officer on February 24, 2005. On September 9, 2006, Mr. O'Donnell resigned from all of his positions with the Company. Other Compensation includes $24,444 of medical insurance premiums paid on behalf of Mr. O'Donnell in 2006.

Option/SAR Grants in 2007

275,000 stock options were granted to the Named Executive Officers and Directors in 2007.

Individual Grants

Name	Exercise Price Per Share ($/sh)	Expiration Date	Grant Date Fair Value
Murry Englard	$0.15	8/20/2017	$12,000
Howard Berg	$0.13	2/28/2017	$3,250
Howard Berg	$0.15	8/20/2017	$6,000
Yoram Hacohen	$0.13	2/28/2017	$3,250

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for the Named Executive Officers, unexercised options; stock that has not vested; and equity incentive plan awards as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Murry Englard	35,000	None	None	1.20	08/30/2010
	15,000	None	None	0.78	01/04/2011
	150,000	None	None	0.37	09/20/2016
	150,000	None	None	0.15	08/20/2017

Stock Option Exercises and Year End Values

The following table sets forth, for the Named Executive Officers, the number of shares covered by stock options as of December 31, 2007, and the value of “in-the-money” stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2007. No options were exercised by the Named Officers in 2007.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In- the-Money Options/SARs at Fiscal Year-End Exercisable/Unexercisable
Murry Englard	None	None	370,161/None	None/None

Compensation of Directors

The directors of the Company receive monthly compensation as follows: Murry Englard, who has taken on additional responsibilities since September 2006 while serving as a director in the absence of full-time executive management, receives director’s fees of $2,500 per month. Prior to September 2006, Mr. Englard received director compensation of $1,000 per month plus $700 for attendance at committee meetings. Michael Nafash served as director from August 31, 2005 through April 3, 2007 and received director compensation of $1,000 per month plus $700 for attendance at committee meetings through September 2006 and $2,500 per month commencing October 2006 through his resignation on April 3, 2007. Stuart Ehrlich served as director from August 31, 2005 through September 22, 2006 and received director compensation of $1,000 per month plus $700 for attendance at committee meetings. Yoram Hacohen and Howard Berg, who have served as directors since February 2007, are entitled to directors’ fees of $1,000 per month. Howard Berg receives an additional $2,000 per month as compensation for his position with the Company as non-executive Chairman of Product Development. No other amounts are payable to the directors, except for reimbursement for expenses of attending Board meetings. Except for Mr. Englard, none of the present directors of the Company is an employee of the Company or its BioBalance subsidiary.

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

In 2007, the Company issued an aggregate of 275,000 options to directors as follows:

When Mr. Hacohen and Dr. Berg were appointed directors in February 2007, they each received a grant of 25,000 options in consideration for their services.

When Mr. Englard was appointed Chief Executive Officer in August 2007, he received 150,000 options.

In August 2007, Dr. Berg received 75,000 options in recognition of his appointment non-executive Chairman of Product Development.

Employment Agreements of the Named Executive Officers; Change in Control Arrangements

Stewart W. Robinson was appointed effective February 5, 2007 to serve as the Company’s Chief Financial Officer on a part-time basis with annual compensation of $65,000 for between 36 and 45 days. By May 3, 2007, Mr. Robinson had already worked 45 days and was paid up to the contract amount.

Mr. Robinson's responsibilities and duties in connection with the operations of BioBalance and New York Health Care have increased wherein he worked a total of 89 days in 2007 and was paid additional compensation above the contract cap at the per-diem rate in the contract.

From May 4, 2007 through December 31, 2007, Mr. Robinson worked for the Company for approximately 44 more days and was paid at the per-diem rate agreed to in the contract. All other compensation for Mr. Robinson includes: payment for bookkeeping and clerical services ($4,825) provided by persons employed by him or KBL, LLP; reimbursement for office related expenses incurred of $877; reimbursement for software and related training costs of $2,340 and; continuing education and related travel costs specifically related to his position with the company of $2,251.

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

Equity Compensation Plans

The following table summarizes with respect to options and warrants under the Company’s equity compensation plans at December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,135,053	$1.07	6,305,910
Equity compensation plans not approved by security holders(2)	5,726,993	$0.78	—
Total	8,862,046

(1)
Represents shares of the Company’s common stock issuable pursuant to the Company’s Performance Incentive Plan, as amended (the "Option Plan") and the Company’s 2004 Incentive Plan (the “2004 Plan”). The Company's board of directors and stockholders approved and adopted the Option Plan in March 1996 and approved the Company’s 2004 Incentive Plan on August 31, 2005. The Company’s stockholders approved amendments to the Option Plan (previously adopted by the board of directors) in 1998, 1999, 2000 and 2002. Under the terms of the amended Option Plan, as amended, up to 5,000,000 shares of common stock may be granted at December 31, 2007. The Company's board of directors and stockholders approved and adopted the 2004 Incentive Option Plan. The Option Plan is administered by the standing compensation committee (the "Committee") of the board of directors (the "Committee"), which is authorized to grant incentive stock options and non-qualified stock options to selected employees of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option. Options become exercisable in whole or in part from time to time as determined by the Committee, but in no event may a stock option be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior to the end of the period. Stock options have a maximum term of 10 years from the date of grant, except that the maximum term of an incentive stock options granted to an employee who, at the date of grant, is a holder of more than 10% of the outstanding common stock (a “10% holder”) may not exceed five years from the date of the grant. The exercise price of an incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value per share of the common stock at the date of grant, except that the exercise price of an incentive stock options granted to a 10% holder may not be less than 110% of the fair market value. The exercise price of options must be paid in full on the date of exercise and is payable in cash or in shares of Common Stock having a fair market value on the exercise date.

(2)	5,726,993 warrants were issued in connection with the Company’s private placement on February 25, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 12, 2008 by (i) each person, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each Named Executive Officer, (iii) each of the Company’s directors and (iv) all officers and directors as a group:

Name and Address of Beneficial Owner (1)		Shares Beneficially Owned	Percentage of Stock Outstanding (1)

Murry Englard	(2)	776,484	2.29%

Yoram Hacohen	(3)	25,000	0.07%

Howard Berg	(4)	1,514,246	4.44%

Stewart W. Robinson		-	0.00%

Pinchas Stefansky	(5)	2,024,000	6.04%
Hershey Holdings
Leon House
Secretary’s Lane
P.O. Box 450, Gibraltar

Bernard Korolnick	(6)	1,729,208	5.16%
KPT Partners
c/o Alton Management
Splelhof 14A, Postach 536
8750 Glarus, Switzerland

Rivvi Rose	(7)	1,950,000	5.81%
Nekavim Investors
1/1 Library Run
P.O. Box 317, Gibraltar

All executive officers and directors as a group		2,315,730	6.72%

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

(2)	Includes a total of 350,000 shares issuable upon the exercise of stock options granted to Mr. Englard and also 20,161 shares issuable upon the exercise of warrants.

(3)	Includes a total of 25,000 shares issuable upon the exercise of stock options granted to Mr. Hacohen.

(4)	Includes a total of 100,000 shares issuable upon the exercise of stock options granted to Mr. Berg and also 449,192 shares issuable upon the exercise of warrants.

(5)	All shares are owned of record by Hershey Holdings, of which Mr. Stefansky holds sole voting and investment power.

(6)	All shares are owned of record by KPT Partners, of which Mr. Korolnick holds sole voting and investment power.

(7)	All shares are owned of record by Nekavim Investors, of which Ms. Rose holds sole voting and investment power.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Holtz Rubenstein Reminick LLP, our principal accountants for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006:

	Fiscal Year Ended
	December 31,
	2007	2006

Audit Fees(1)	$264,000	$234,524
Audit-related Fees(2)	-	-
Tax service Fees(3)	600	48,100
All Other Fees(4)	45,209	29,000

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

(4)	The line for all other fees for 2007 and 2006 represents the audit of cost reports and employee benefit plans performed by Holtz Rubenstein Reminick, LLP.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

The Board of Directors as a whole functions as the Audit Committee. The Audit Committee had not adopted a formal pre-approval policy for audit and non-audit services. However, the Audit Committee had pre-approved all audit, audit-related, tax and other services provided by Holtz Rubenstein Reminick, LLP prior to the engagement the firm to provide these services.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements and supplementary data filed as part of this report.
(2)	Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for each of the years ended December 31, 2007 and 2006.
(3)	Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

NEW YORK HEALTH CARE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
New York Health Care, Inc.

We have audited the accompanying consolidated balance sheets of New York Health Care, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the two years then ended. Our audits also included the consolidated financial statement Schedule II for the years ended December 31, 2007 and 2006. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Health Care, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Holtz Rubenstein Reminick LLP
Holtz Rubenstein Reminick LLP

New York, NY
April 10, 2008

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$2,246,241	$2,469,789
Due from lending institution	-	274,934
Accounts receivable, net of allowance for uncollectible amounts of $547,887 and $579,000, respectively	8,298,837	7,146,973
Unbilled services	137,079	112,186
Prepaid expenses and other current assets	120,857	227,625

Total current assets	10,803,014	10,231,507

Property and equipment, net	22,090	120,898
Goodwill, net	783,000	783,000
Other intangible assets, net	628,056	1,575,495
Other assets	181,046	168,638

Total assets	$12,417,206	$12,879,538

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Note payable under insurance financing agreement	$25,054	$-
Amounts due to related parties	27,133	-
Accrued payroll	871,171	775,808
Accounts payable and accrued expenses	5,541,457	5,963,589
Income tax expense payable	28,450	-
Due to HRA	8,754,408	7,942,757

Total current liabilities	15,247,673	14,682,154

Commitment and contingencies

Shareholders' deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Class A Preferred, 590,375 shares authorized, none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized;
33,536,767 shares issued and 33,532,722 outstanding as of December 31, 2007
33,536,767 shares issued and 33,782,722 outstanding as of December 31, 2006	335,368	335,368
Additional paid-in capital	37,174,185	37,149,685
Common stock and options to be issued	774,220	774,220
Accumulated deficit	(41,104,767)	(40,052,416)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)

Total shareholders' deficiency	(2,830,467)	(1,802,616)

Total liabilities and shareholders' deficiency	$12,417,206	$12,879,538

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

Net patient service revenue	$44,399,303	$45,558,331

Expenses:
Professional care of patients	36,626,372	36,747,366
Operating income before other operating expenses	7,772,931	8,810,965

Other operating expenses:
General and administrative	7,151,284	9,104,897
Product development	648,759	1,637,558
Impairment of intangible assets	729,792	926,322
Loss on disposal and impairment of property and equipment	58,840	-
Bad debts expense	-	253,732
Depreciation and amortization	404,622	672,584
Total other operating expenses	8,993,297	12,595,093

Loss from operations	(1,220,366)	(3,784,128)

Other income (expenses):
Interest income	77,893	164,969
Interest expense	(29,066)	(61,394)
Other income	193,815	-
Other income, net	242,642	103,575

(Loss) from operations before provision for income taxes	(977,724)	(3,680,553)

Provision for income taxes	74,627	75,120

Net (loss)	$(1,052,351)	$(3,755,673)

Basic and diluted income (loss) per share:
Net (loss) per share:	$(0.03)	$(0.11)

Weighted and diluted average shares outstanding	33,536,767	33,250,740

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, and 2006

						Common
						stock and				Total
	Preferred Stock		Common Stock		Additional Paid-	options to	Accumulated	Treasury Stock		Shareholders'
	Shares	Amount	Shares	Amount	in Capital	be issued	Deficit	Shares	Amount	Deficiency

Balance at January 1, 2006	-	$-	33,236,767	$332,368	$36,667,281	$990,220	$(36,296,743)	4,045	$(9,473)	$1,683,653

Shares issued in accordance with the Corval Settlement Agreements	-	-	300,000	3,000	213,000	(216,000)	-	-	-	-
Options earned for services	-	-	-	-	269,404	-	-	-	-	269,404
Shares issued to public relations consultant	-	-	250,000	2,500	-	-	-	-	-	2,500
Cancellation of shares issued to public relations consultant (actual share cancellation effectuated in March 2007)			(250,000)	(2,500)						(2,500)
Net loss	-	-	-	-	-	-	(3,755,673)	-	-	(3,755,673)
Balance at December 31, 2006	-	-	33,536,767	335,368	37,149,685	774,220	(40,052,416)	4,045	(9,473)	(1,802,616)

Options earned for services					24,500					24,500
Net loss							(1,052,351)			(1,052,351)
Balance at December 31, 2007	-	$-	33,536,767	$335,368	$37,174,185	$774,220	$(41,104,767)	4,045	$(9,473)	$(2,830,467)

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31
	2007	2006
Cash flows from operating activities:
Net (loss)	$(1,052,351)	$(3,755,673)
Adjustments to reconcile net (loss) to net cash used in operations (excluding the effect of disposition) Impairment of intangible assets	729,792	926,322
Stock-based compensation	24,500	269,404
Depreciation and amortization	404,622	672,584
Bad debts expense (recovery)	(31,113)	208,678
Impairment of property and equipment	58,840	27,000

Changes in operating assets and liabilities, net of effects of disposition
(Increase) decrease in accounts receivable and unbilled services	(1,145,644)	(108,665)
Decrease (increase) in due from lending institution	274,934	(75,993)
Decrease in prepaid expenses and other current assets	106,768	153,838
(Increase) in other assets	(24,481)	(111,426)
Increase in note payable under insurance financing agreement	25,054	-
Increase in due to related parties	27,133	-
Increase in accrued payroll	95,363	62,614
(Decrease) in accounts payable and accrued expenses	(422,132)	(2,768,729)
Increase in due to HRA	811,651	1,782,845
Increase in taxes payable	28,450	-
Net cash used in operating activities	(88,614)	(2,717,201)

Cash flows from investing activities:
Acquisition of property and equipment - net	-	(43,370)
Acquisition of intangible assets	(134,934)	(291,728)
Net cash (used in) investing activities	(134,934)	(335,098)

Net (decrease) in cash and cash equivalents	(223,548)	(3,052,299)

Cash and cash equivalents at beginning of year	2,469,789	5,522,088
Cash and cash equivalents at end of year	$2,246,241	$2,469,789

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and negative working capital raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in connection with this matter include drawing down the line of credit as necessary and continuing the search for a strategic partner for the BioBalance operations.

As of December 31, 2007, BioBalance had cash on hand of approximately $38,000, all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations is approximately $5,000,000. This amount includes the cost of the initial up front payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. Management is continuing to search for potential funding sources but none have been found thus far. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance began operating on a substantially reduced budget in 2007. BioBalance management has taken steps to secure the data from clinical trials and has begun the production of a duplicate of the biological strain of PROBACTRIX®. Additionally, BioBalance surrendered its office space to the landlord in March 2007 in exchange for lease cancellation, incurring exit costs through the time the space was fully vacated of $38,998 and asset disposal losses of approximately $36,000 . Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

BioBalance has also commenced preliminary studies regarding the use of PROBACTRIX® in the treatment of Celiac disease (a dietary gluten intolerance). This study was conducted as a small scale pilot study which, while not providing data that is clinically or statistically useful in demonstrating efficacy, produced encouraging preliminary results. The Company is contemplating various options including funding costs relating to clinical research and statistical analysis for a follow up study.

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

Accounts Receivable:

Accounts receivable consists of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectiblity based on past credit history with customers and their current financial condition. Changes in the estimated collectiblity of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to losses from continuing operations for the years ended December 31, 2007 and 2006, potential common stock attributable to options, warrants and preferred stock outstanding of 8,862,046 for 2007 and 8,996,212 for 2006 were not included in the computation of diluted earnings per share, because to do so would be antidilutive. During the years ended December 31, 2007 and 2006 potential dilutive securities also include common stock and options to be issued of 1,500,000.

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

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We believe that adoption of FAS No. 159 will not have a material affect on our results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued proposed FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, New York State, New York City and New Jersey.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, at cost consist of the following at December 31:

	2007	2006
Machinery and equipment	$190,874	$280,696
Furniture and fixtures	29,083	46,033
Leasehold improvements	52,136	52,136
	272,093	378,865
Less: accumulated depreciation	250,003	257,967
	$22,090	$120,898

Depreciation expense for the years ended December 31, 2007 and 2006 was approximately $40,000 and $52,000 respectively.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS:

The annual changes in the carrying amount of goodwill relating entirely to the home healthcare business since 2006 were as follows:

	New York Health Care	BioBalance

Balance as of January 1, 2006	$783,000	-
Impairment for year Ended December 31, 2006	-	-

Balance as of December 31, 2006	783,000	-
Impairment for year Ended December 31, 2007	-	-

Balance as of December 31, 2007	$783,000	$-

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	December 31, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life in Years

Patents and trademarks	$910,195	$282,139	$628,056	10
Customer base	316,000	316,000	-	5
	$1,226,195	$598,139	$628,056

	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life in Years

Intellectual property	$2,036,500	$1,103,053	$933,447	10
Patents and trademarks	775,260	196,296	578,964	10
Customer base	316,000	252,916	63,084	5
	$3,127,760	$1,552,265	$1,575,495

 On August 20, 2003, the Company purchased from NexGen Bacterium Inc. ("NexGen") certain proprietary technology and intellectual property assets that did not constitute a business.

At December 31, 2006, management determined that the remaining value of the NexGen Platform was impaired in its entirety due to inconclusive testing results. While management believes that further testing may prove the safety and efficacy of the NexGen Platform, a decision was made to devote all efforts and funds towards the development and clinical trials of PROBACTRIX® , if, as and when further funding is received or a strategic partner joins the Company. Accordingly, during the year ended December 31, 2006, management recorded an impairment loss of $926,322 (intellectual property $334,787; patents and trademarks $341,285 and; non-compete agreement $250,250), representing the entire unamortized balance of the NexGen Platform and has discontinued any further testing or development of the Platform at this time.

At December 31, 2007, management determined that the value of the PROBACTRIX® intellectual property was partially impaired due to the results of clinical studies related to the Irritable Bowel Syndrome ("IBS") indication (unusually high placebo response rate). Accordingly, during the year ended December 31, 2007, management recorded an impairment loss of $729,792. As of December 31, 2007, the net carrying value of $628,056 of intangible assets representing the cost of patents net of accumulated amortization, were attributable to BioBalance. BioBalance is a research and development company and has had significant losses since inception. In November 2006, as described in Note 1, a decision was made to scale back the operations of BioBalance by surrendering its office space in March 2007 and continuing to operate on a substantially reduced budget.

Amortization expense for intangible assets amounted to $340,509 and $620,061, for the years ended December 31, 2007 and 2006, respectively. Amortization of deferred loan costs in 2007 was $12,073.

Future amortization of existing intangible assets for their remaining useful lives:

For the Years Ending December 31,

2008	$91,354
2009	91,354
2010	91,354
2011	91,354
2012	91,354
Thereafter	171,286
$628,056

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:

	2007	2006
Accounts payable	$492,446	$561,445
Accrued expenses	505,995	765,150
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits (a)	3,411,916	3,505,894
	$5,541,457	$5,963,589

(a) Accrued employee benefits include a component of amounts collected by the Company from HRA that is required to be used for employee recruitment and retention. In the even that the Company does not use these funds for the specified purposes, it may be required to return those funds to HRA.

NOTE 5 - LINE OF CREDIT:

On September 20, 2007 (amended on December 13, 2007), New York Health Care entered into a Loan and Security Agreement with CIT Healthcare LLC, as lender (“ Lender”). The term of the Loan and Security Agreement is three years. The Loan and Security Agreement provides for a revolving line of credit facility under which New York Health Care may borrow, repay and re-borrow an amount not exceeding the lesser of $5,000,000 or the borrowing base, which is an amount that may not exceed 85.00% of the estimated net value of New York Health Care's Eligible Accounts, as defined in the agreement. As of December 31, 2007, approximately $3,600,000 of the line was available for borrowing by the Company.

Interest is payable on the outstanding principal balance of the credit facility at an annual rate equal to 30-day LIBOR plus three and one-half percent (3.50%), adjusted monthly in accordance with changes in 30-day LIBOR. At December 31, 2007, the interest rate on this facility was 8.1%. Additionally, the Company is required to pay an Unused Line Fee and a Collateral Management Fee, the total of which represent 0.50% per annum of the line amount.

New York Health Care's obligations to Lender under the Loan and Security Agreement are secured by a first priority lien on all of New York Health Care's accounts receivable, general intangibles, instruments and documents, and the proceeds thereof. However, no collateral will consist of any assets or property of BioBalance.

Beginning with the quarter ended September 30, 2007, the Company is subject to meeting periodic financial covenants contained in the Loan and Security Agreement. As of December 31, 2007, the Company was in compliance with all of the specified financial covenants.

The Company is prohibited from making dividends, distributions and other withdrawals during the term of the credit facility. However, New York Health Care is permitted to make loans, advances or contributions to its subsidiary, BioBalance provided that certain liquidity requirements are met. The Company is further restricted from mergers and acquisitions, as well as asset sales or dispositions outside the ordinary course of business, provided that such sale restrictions are not applicable to the sale of the stock or assets of BioBalance.

As of December 31, 2007, there was no balance due on this line of credit. For the year ended December 31, 2007, the company incurred interest expense of $11,492 on this line of credit.

New York Health Care previously had an agreement with G.E. Capital Health Care Financial Services ("G.E. Capital") that expired on March 30, 2007 providing for a $4,000,000 line of credit and lockbox collection services. The lender did not allow any borrowing on this line in 2007 and 2006. At December 31, 2006, there was an amount due from G.E. Capital of $274,934 . This resulted from collections deposited with G.E. Capital through a lockbox and then transferred to the Company's bank account.

NOTE 6 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2007 and 2006 follows (rounded to the nearest thousand).

	2007	2006
Current assets:
Allowance for doubtful accounts	$230,000	$243,000
Prepaid expenses	41,000	(78,000)
	271,000	165,000
Valuation allowance	(271,000)	(165,000)
Net current deferred tax asset	$-	$-

Noncurrent assets:
Net operating loss carryforwards	$7,359,000	$7,033,000
Depreciation	(1,000)	(7,000)
Amortization of goodwill	-	-
Amortization of intangibles	1,613,000	455,000
	8,971,000	7,481,000
Valuation allowance	(8,971,000)	(7,481,000)
Net deferred deferred tax asset	$-	$-

As of December 31, 2007, the Company had net operating loss carry forwards of approximately $17,000,000 which expire between 2022 through 2027.

The provision (benefit) for income taxes, consist of the following:

	Year Ended December 31,
	2007	2006

Current tax expense	$74,627	$75,120
Deferred tax expense (benefit)	1,596,000	2,370,000
Net change in valuation allowance	(1,596,000)	(2,370,000)

	$74,627	$75,120

The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2007	2006
Current:

Federal income	$-	$-
State income taxes	74,627	75,120

	$74,627	$75,120

The statutory Federal income tax rate and the effective rate is reconciled as follows:

	Year Ended December 31,
	2007	2006
Statutory Federal income tax rate	34%	34%

State taxes, net of Federal tax benefit	12%	12%

Valuation allowance	-45%	-45%

Over/under accrual	-1%	-1%

	0%	0%

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

As of December 31, 2007 and 2006, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and due to HRA, approximates fair value due to their short-term nature.

NOTE 8 - SHAREHOLDERS' EQUITY:

On March 6, 2006, the Company agreed to issue 400,000 shares of common stock (valued at $312,000) and 1,100,000 options (valued at $462,220) to settle with Emerald Asset, who provided services as a consultant to the Company, as part of a final settlement with the Emerald Asset. These amounts were recorded as common stock and options to be issued at December 31, 2005.

On March 9, 2006, the Company agreed to issue 300,000 shares of Common Stock (valued at $216,000) to a former consultant of the Company as part of a final settlement with the consultant. At December 31, 2005, these shares were recorded as common stock and options to be issued. These shares were subsequently issued in October 2006. Warrants that were previously granted to the consultant expired while held in suspension by the Company. The consultant has asserted that these warrants were wrongfully held in suspension and had expired prior to being released by the Board of Directors.

In July 2006, the Company issued 250,000 shares to a public relations consultant. All of the shares were unconditionally returned to the Company in March 2007.

NOTE 9 - STOCK OPTION/WARRANTS:

For the years ended December 31, 2007 and 2006, no consultant warrants were issued and no expense was recognized.

The shareholders approved an option plan on August 31, 2005, that allows for the issuance of warrants and options to consultants.

Performance Incentive Plan:

On August 31, 2005, the shareholders approved the Company's 2004 Incentive Plan, (the "Incentive Plan"). Under the terms of the Incentive Plan, up to 5,000,000 shares of common stock may be granted. The Incentive Plan is administered by the Compensation Committee which is appointed by the Board of Directors. The Committee determines which key employee, officer or director on the regular payroll of the Company, or outside consultants shall receive stock options. Granted options are exercisable after the date of grant in accordance with the terms of the grant up to ten years after the date of the grant. The exercise price of any incentive stock option or nonqualified option granted under the Incentive Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant.

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

Grant Date	Number of Options	Exercise Price	Expiration Term

February 28, 2007	50,000	$0.13	10 years
August 20, 2007	225,000	$0.15	10 years

January 4, 2006	45,000	$0.78	5 years
March 6, 2006	1,100,000	$0.78	4 years
July 19, 2006	250,000	$0.57	5 years
July 27, 2006	20,000	$0.60	10 years
September 20, 2006	450,000	$0.37	10 years

At December 31, 2007, the Company has shares of common stock reserved for issuance of these options/warrants and for options/warrants granted previously.

Valuation assumptions for these options are as follows:

	2007	2006
Risk free interest rate	4.64%	4.3% - 5.1%
Expected volatility of common stock	108%	0% - 102%
Dividend yield	0%	0%
Expected option term	10 years	2-5 years

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for each of the three years ended December 31, is summarized as follows:

	Shares Under Options/Warrants	Weighted Average Exercise Price

Balance at January 1, 2006	7,906,778	$0.98

Options granted	1,865,000	$0.65
Options exercised	-	-
Options cancelled/expired	(775,566)	$1.29

Balance at December 31, 2006	8,996,212	$0.93

Options granted	275,000	$0.14
Options exercised	-	-
Options cancelled/expired	(409,166)	$0.81

Balance at December 31, 2007	8,862,046	$0.88

*Includes the performance based warrants discussed above.

All of the options listed in the above table have no intrinsic value as their exercise prices are all in excess of the market value of the Company’s common stock as of December 31, 2007.

During the years ended December 31, 2007 and 2006, the Company incurred $24,500 and $ 269,404 of stock compensation expense, respectively.

On November 26, 2003, the Company suspended the 100,000 options granted on March 7, 2003, to Paul Stark, the former President of BioBalance. The options are considered outstanding but can not be exercised until the Company gives notice that they may be exercised. The options have been recorded under the intrinsic value method.

The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2007:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Price	Options/ Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Warrants Exercisable	Weighted Average Options Warrants Exercisable

$3.69	100,000	0.71	$3.69	100,000	$3.69
$3.22-3.47 (A)	48,387	0.01	$3.31	48,387	$3.31
$3.14	160,000	5.19	$3.14	160,000	$3.14
$2.55	75,333	0.42	$2.55	75,333	$2.55
$2.44	6,667	0.42	$2.44	6,667	$2.44
$1.50	51,333	0.98	$1.50	51,333	$1.50
$1.21	150,000	2.67	$1.21	150,000	$1.21
$1.21	50,000	3.01	$1.21	50,000	$1.21
$1.20	105,000	2.67	$1.20	105,000	$1.20
$1.00	200,000	3.42	$1.00	200,000	$1.00
$0.97	66,667	1.87	$0.97	66,667	$0.97
$0.89	133,333	3.01	$0.92	133,333	$0.92
$0.78	5,726,993	2.15	$0.78	5,726,993	$0.78
$0.78	45,000	3.01	$0.78	45,000	$0.78
$0.78	1,100,000	2.18	$0.78	1,100,000	$0.78
$0.75	133,333	2.58	$0.75	133,333	$0.75
$0.75	200,000	2.52	$0.75	200,000	$0.75
$0.60	10,000	8.58	$0.60	10,000	$0.60
$0.37	225,000	8.72	$0.37	225,000	$0.37
$0.13	50,000	9.16	$0.13	50,000	$0.13
$0.15	225,000	9.64	$0.15	225,000	$0.15
Total	8,862,046	2.64	$0.88	8,862,046	$0.88

(A) - Expired on January 1, 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Compliance with State Securities Laws

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

The issue was submitted to the Supreme Court and, on January 23, 2006, the Supreme Court granted a writ of certiorari, vacated the judgment and remanded the case to the Second Circuit Court of Appeals to reconsider its decision in light of the memorandum issued by the U.S. Department of Labor on December 1, 2005. In that memo, the DOL stated that it considers its regulations allowing the companionship exemption to be used by third party employers to be “authoritative and legally binding”. The Second Circuit Court of Appeals reconsidered and, on August 31, 2006, reaffirmed its decision. The Supreme Court again granted a writ of certiorari on January 5, 2007. In June 2007, the U.S. Supreme Court issued its decision which upheld the "companionship exemption" as applying to employment by "third party employers", e.g. home care agencies, such as New York Health Care.

Lease Commitments

The Company leases office space under non-cancelable operating leases which expire between June 2008 and June 2011.

At December 31, 2007, future minimum lease payments due under operating leases approximate:

For the Years Ending December 31,
2008	$285,000
2009	275,000
2010	136,000
2011	43,000
Thereafter	-
$739,000

Rent expense for Company facilities charged to operations, including real estate taxes, was approximately $355,000 and $461,000 for the years ended December 31, 2007 and 2006.

In April 2006, the Company entered into a five year non-cancelable operating lease for office space in New York, New York at an average annual rental of approximately $182,000 for its BioBalance subsidiary. In March 2007, the Company entered into an agreement with the landlord whereby it was released from its obligation under the lease going forward from the date of the agreement. Pursuant to the agreement, the Company surrendered the premises. The Company incurred a loss of approximately $101,000 in connection with terminating the lease of which $27,000 was charged to property impairment in 2006 and approximately $74,000 was charged to operations during 2007. Rent expense incurred by the Company relating to this lease for the years ended December 31, 2007 and 2006 was approximately $26,000 and $118,000, respectively. This lease has been eliminated from the table above due to its termination in 2007.

Employment Agreements:

In June 2004, the Company entered into an employment agreement with Dennis O'Donnell the president and CEO of the Company that expired on May 5, 2006 at an annual compensation of $200,000. The board approved an increase of $25,000 upon the closing of the Offering of securities that took place on February 24, 2005. On May 6, 2005, the board of directors approved a bonus of $90,000 and granted him 100,000 options to acquire common stock. In 2006, the Board approved a bonus of $112,500. On September 6, 2006, Mr. O’Donnell resigned his positions as President, Chief Executive Officer and a Director of New York Health Care Inc. and its subsidiary BioBalance Corporation.

Effective February 5, 2007, Stewart W. Robinson was appointed to serve as the Company’s Chief Financial Officer on a part-time basis. The Company has agreed to pay Mr. Robinson on a per diem basis, with total compensation for the 2007 calendar year capped at $65,000 for 36 days up to a maximum of 45 days per calendar year. Due to increased responsibilities not originally contemplated, Mr. Robinson worked approximately 44 additional days and received additional compensation of $79,531 for a total salary of $144,531 in 2007. Other compensation for Mr. Robinson includes: payment for bookkeeping and clerical services ($4,825) provided by persons employed by him or KBL, LLP; reimbursement for office related expenses incurred of $877; reimbursement for software and related training costs of $2,340 and; continuing education and related travel costs specifically related to his position with the company of $2,251.

Effective August 20, 2007, the Board of Directors appointed Murry Englard Chief Executive Officer of the Company. Prior to such appointment, Mr. Englard was serving as Acting Chief Executive Officer and a Director. Mr. Englard will continue to serve as a Director of the Company. Mr. Englard will receive a monthly salary of $8,333 for his services as Chief Executive Officer. The term for Mr. Englard’s service as Chief Executive Officer will be one year, renewable monthly, and the Company will continue its search for a full-time Chief Executive Officer. In 2007, Mr. Englard received salaries of $44,231 , a bonus of $15,000 , director's fees of $35,200 and, expense reimbursements of $11,026. In 2006, Mr. Englard received director's fees of $18,000 .

401(k) Plan:

The Home Healthcare segment maintains an Internal Revenue Code Section 401(k) salary deferred savings plan (the "Plan") for eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pretax basis. The Company currently contributes 50% of each dollar contributed to the Plan by participants up to a maximum of 3% of the participant's salary. The Plan also provides for certain discretionary contributions by the Company as determined by the Board of Directors. The Company's contributions offset by unvested, forfeited matching funds amounted to approximately $45,000 and $46,000 for the years ended December 31, 2007 and 2006, respectively.

Profit Sharing Plan:

The Company maintains a qualified profit sharing plan under Internal Revenue Code Section 401 whereby it may contribute up to 15% of employee compensation. Specified employees are generally eligible for plan participation upon their employment commencement date with immediate vesting on the employee’s plan entrance date. All contributions to the plan are at the discretion of Company management. The Company made contributions to the plan of $162,583 and $169,739 for the years ended December 31, 2007, and 2006 respectively.

Bonus Plan:

The Home Healthcare segment of the Company has established a bonus plan pursuant to which 10% of the Company's pre-tax net income is contributed to a bonus pool which is available for distribution to all employees as decided by the Company's Compensation Committee. All allocated amounts were paid before year end and no bonus was accrued for 2007 and 2006..

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments, which from time-to-time exceed the Federal depository insurance coverage and commercial accounts receivable. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. Cash and cash equivalents held in one bank exceed federally insured limits by approximately $2,038,000 at December 31, 2007. The Company does not require collateral on commercial accounts receivable as the customer base generally consists of large, well-established institutions.

Major Customers:

One major customer accounted for approximately 56% and 55% of net patient service revenue for the years ended December 31, 2007 and 2006. In addition, three customers represented approximately 41% and 38% of accounts receivable at December 31, 2007 and 2006, respectively.

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

Cautionary Statement

BioBalance operates in a competitive environment that involves a number of risks, some of which are beyond its control. Although we believe the expectations for BioBalance are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Factors that could cause actual events or results to differ materially from expected results involve both known and unknown risks. Key factors include, among others: our need to secure additional financing and at acceptable terms; the high cost and uncertainty of clinical trials and other development activities involving pharmaceutical products; the dependence on third parties to manufacture its products; the unpredictability of the duration and results of regulatory approval for our products; our dependence on our lead biotherapeutic agent, PROBACTRIX® and the uncertainty of its market acceptance; the possible impairment of, or inability to enforce, intellectual property rights and the subsequent costs of defending these rights; and the loss of key executives or consultants.

Litigation

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial position, except as follows:

On March 30, 2006, the Company was served with a shareholder derivative complaint captioned Jay Glatzer v. Yitz Grossman, Emerald Asset Management, Murry Englard, Michael Nafash, Stuart Ehrlich, and Dennis O'Donnell and New York Health Care, Inc., (Supreme Court of State of New York County of Nassau, (Index No. 5125/06). The lawsuit alleged that the directors breached their fiduciary duty by approving the Emerald Settlement Agreement disclosed in the Company's Form 8-K (Date of Report March 6, 2006) filed with the Securities Exchange Commission on March 10, 2006. The lawsuit claimed that such breach was a product of their respective relationships with Mr. Grossman. The lawsuit also alleged that Mr. Grossman and Emerald Asset Management injured the Company by engaging in the actions underlying the November 2004 criminal conviction of Mr. Grossman. The lawsuit was dismissed in September 2006. A notice of appeal was filed by the plaintiff in October 2006 and the plaintiff filed its appeal brief in April 2007. On January 15, 2008, the court dismissed the appeal.

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

NOTE 11 - THIRD-PARTY RATE ADJUSTMENTS AND REVENUE AND CERTAIN CONTRACTS RELATED TO OPERATIONS:

Approximately 4% of net patient service revenue was derived under New York State Medicaid reimbursement programs during each of the years ended December 31, 2007 and 2006. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment. Differences between current rates and subsequent revisions are reflected in the year that the revisions are determined.

The Company has an agreement with the City of New York acting through the Department of Social Services of The Human Resources Administration ("HRA") to provide personal care services to certain qualified individuals as determined by HRA. The agreement with HRA sets a fixed direct labor cost in the reimbursement rate. Should the Company incur direct costs of home attendant services below this fixed rate, the Company must repay the difference to HRA, subject to final audit by the City of New York. As of December 31, 2007 and 2006, the amount included in due to HRA relating to direct labor costs amounted to $618,589 and $1,461,063, respectively. In addition, the City's reimbursement methodology for general and administrative expenses is based on a fixed amount per client based on the number of cases. The Company is reimbursed at an hourly rate. Any amount over this fixed rate must be repaid to HRA. As of December 31, 2007 and 2006, this amount was $8,135,819 and $6,481,694, respectively, subject to final audit by the City of New York. The aggregate amount due to HRA was $8,754,408 and $7,942,757 at December 31, 2007 and 2006, respectively. HRA has completed their field work relating to the audit for the fiscal year ended June 30, 2004.

In January 2003, the New York State Department of Health ("DOH") approved additional funding to home healthcare agencies in a form of a rate increase. The additional funding is to be used exclusively for the recruitment and retention of home healthcare employees. Any unspent money relating to recruitment and retention is recorded as an accrued liability until such time as it is spent. As of December 31, 2007 and 2006, the Company accrued approximately $1,484,000 and $1,699,000, respectively, related to recruitment and retention funds not yet expended and is included in accrued employee benefits.

NOTE 12- SUPPLEMENTAL CASH FLOW DISCLOSURES:

	Year Ended December 31,
	2007	2006
Supplemental cash flow disclosures:

Cash paid during the period for:
Interest	$29,066	$31,394
Income Taxes	$34,402	$62,198

Supplemental schedule of noncash investing and financing activities:

Issuance of common stock in payment of accrued expenses in connection with Corval Settlement Agreement	$-	$216,000

Shares issued to public relations consultant returned in 2007	$(2,500)	$2,500

NOTE 13 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a company that is developing a patented biotherapeutic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of December 31, 2007.

	Health Care Segment	BioBalance Segment	Elimination of Intersegment Activity	Consolidated
Year ended December 31, 2007
Revenue:
Net patient service revenue	$44,399,303	$-	$-	$44,399,303
Total revenue	$44,399,303	$-	$-	$44,399,303
Income (loss) before provision for income taxes	$1,768,204	$(2,745,928)	$-	$(977,724)
Depreciation and amortization	$104,430	$300,192	$-	$404,622
Interest income	$77,825	$68	$-	$77,893
Interest expense	$28,803	$263	$-	$29,066
Income tax expense	$73,852	$775	$-	$74,627
Total assets	$17,906,954	$697,670	$(6,187,418)	$12,417,206
Expenditures for long-lived assets	$-	$134,934	$-	$134,934

Year ended December 31, 2006
Revenue:
Net patient service revenue	$45,558,331	$-	$-	$45,558,331
Total revenue	$45,558,331	$-	$-	$45,558,331
Income (loss) before provision for income taxes	$1,811,519	$(5,492,072)	$-	$(3,680,553)
Depreciation and amortization	$97,797	$574,787	$-	$672,584
Interest income	$160,983	$3,986	$-	$164,969
Interest expense	$31,394	$30,000	$-	$61,394
Income tax expense	$75,120	$-	$-	$75,120
Total assets	$15,706,627	$1,898,800	$(4,725,889)	$12,879,538
Expenditures for long-lived assets	$-	$335,098	$-	$335,098

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D	Column E

	Balance at Beginning of Period	Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance at End of Period
Description
Year ended December 31, 2007

Deducted from asset accounts:

Allowance for doubtful accounts	$579,000	$0		$0	$(31,113)	$547,887

Deferred tax asset valuation allowance	$7,646,000	$1,596,000	$		$-	$9,242,000

Year ended December 31, 2006

Deducted from asset accounts:

Allowance for doubtful accounts	$465,000	$208,678		$-	$(94,678)	$579,000

Deferred tax asset valuation allowance	$5,276,000	$2,370,000		$-	$-	$7,646,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK HEALTH CARE, INC.

April 14, 2008	By:	/s/ Stewart W. Robinson
Name: Stewart W. Robinson
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Murry Englard	Director, Chief Executive Officer	April 14, 2008
Murry Englard

/s/ Stewart W. Robinson	Chief Financial Officer	April 14, 2008
Stewart W. Robinson

/s/ Howard Berg	Director	April 14, 2008
Howard Berg

/s/ Yoram Hacohen	Director	April 14, 2008
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

10.34
Non-Qualified Stock Option Agreement dated September 20, 2006 between the Company and Michael Nafash. 2007 (Incorporated by reference to Exhibit 10.34 filed as part of the Company's Form 10-K on April 19, 2007).

10.35
Non-Qualified Stock Option Agreement dated February 28, 2007 between the Company and Howard Berg. (Incorporated by reference to Exhibit 10.35 filed as part of the Company's Form 10-K on April 19, 2007).

10.36
Non-Qualified Stock Option Agreement dated February 28, 2007 between the Company and Yoram Hacohen. (Incorporated by reference to Exhibit 10.36 filed as part of the Company's Form 10-K on April 19, 2007).

10.37	Surrender Agreement dated March 8, 2007 between the Company and 345 Seventh Avenue LLC. (Incorporated by reference to Exhibit 10.37 filed as part of the Company's Form 10-K on April 19, 2007).

10.38
Loan and Security Agreement, dated September 20, 2007, between New York Health Care, Inc. and CIT
Healthcare LLC. (Incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K on September 24, 2007).

10.39
Revolving Credit Note, dated September 20, 2007, delivered by New York Health Care, Inc. to CIT Healthcare
LLC. (Incorporated by reference to Exhibit 10.2 filed as part of the Company's Form 8-K on September 24, 2007).

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 of the Company's Form 10-K filed on March 31, 2004 for the fiscal year ended December 31, 2003.

23.1*	Consent of Holtz Rubenstein Reminick, LLP.

31.1 and 31.2*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

++ Compensation plan.