Form 10-Q
period 2008-03-31
NEW YORK HEALTH CARE INC
filed 2008-05-20
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

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

Issuer's telephone number, including area code: (718) 378-6700

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

Large accelerated filer ࿠	Accelerated filer ࿠
Non-accelerated filer ࿠ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,536,767 (as of May 15, 2008)

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a)    Our unaudited financial statements for the first quarter (three months ended March 31, 2008), are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations for our first quarter.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,262,740	$2,246,241
Due from lending institution	55,042	-
Accounts receivable, net of allowance for uncollectible accounts of approximately $555,000 and $576,000, respectively	7,975,996	8,298,837
Unbilled services	109,118	137,079
Prepaid expenses and other current assets	276,367	120,857

Total current assets	11,679,263	10,803,014

Property and equipment, net	14,970	22,090
Goodwill, net	783,000	783,000
Other intangible assets, net	611,383	628,056
Other assets	169,415	181,046

Total assets	$13,258,031	$12,417,206

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Note payable under insurance financing agreement	$14,508	$25,054
Amounts due to related parties	10,190	27,133
Accrued payroll	1,054,168	871,171
Accounts payable and accrued expenses	6,010,851	5,541,457
Income taxes payable - current	7,150	28,450
Due to HRA	8,920,521	8,754,408

Total current liabilities	16,017,388	15,247,673

Commitment and contingencies

Shareholders' (deficiency) equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Class A Preferred, 590,375 shares issued, none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 33,536,767 shares issued and 33,532,722 outstanding	335,368	335,368
Additional paid-in capital	37,174,185	37,174,185
Common stock and options to be issued	774,220	774,220
Accumulated deficit	(41,033,657)	(41,104,767)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)

Total shareholders' (deficiency)	(2,759,357)	(2,830,467)

Total liabilities and shareholders' (deficiency)	$13,258,031	$12,417,206

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2008	2007

Net patient service revenue	$11,021,811	$11,184,902

Expenses:
Professional care of patients	9,258,663	9,111,496
	1,763,148	2,073,406

Other operating expenses:
General and administrative	1,613,535	1,982,416
Product development	33,069	292,460
Depreciation and amortization	41,749	98,002

Total other operating expenses	1,688,353	2,372,878

Operating income (loss)	74,795	(299,472)

Other income (expenses):
Interest income	16,213	22,747
Interest expense	(9,898)	(1,971)

Other income, net	6,315	20,776

Income (loss) before provision for income taxes	81,110	(278,696)

Provision for income taxes - current	10,000	51,000

Net income (loss)	$71,110	$(329,696)

Basic and diluted income (loss) per share:
Net income (loss) per share:	$0.00	($0.01)

Weighted and diluted average shares outstanding	33,536,767	33,536,767

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$71,110	$(329,696)

Adjustments to reconcile net (loss) to net cash used in operating activities
Stock-based compensation	-	6,500
Depreciation and amortization	30,117	98,002
Bad debts (recovery)	(21,382)	-
Abandonment of property and equipment	-	5,652

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable and unbilled services	372,184	(702,241)
(Increase) decrease in due from lending institution	(55,042)	167,280
(Increase) in prepaid expenses and other current assets	(155,510)	(70,684)
Decrease in other assets	11,631	85,547
(Decrease) in note payable under insurance financing agreement	(10,546)	-
(Decrease) in due to related parties	(16,943)	-
Increase in accrued payroll	182,997	140,413
Increase (decrease) in accounts payable and accrued expenses	469,394	(364,328)
(Decrease) increase in income taxes payable - current	(21,300)	51,000
Increase in due to HRA	166,113	361,556

Net cash provided by (used in) operating activities	1,022,823	(550,999)

Cash flows from investing activities:
Additions to intangible assets	(6,324)	(30,476)

Net cash (used in) investing activities	(6,324)	(30,476)

Net increase (decrease) in cash and cash equivalents	1,016,499	(581,475)

Cash and cash equivalents at beginning of period	2,246,241	2,469,789

Cash and cash equivalents at end of period	$3,262,740	$1,888,314

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008 and 2007

NOTE 1 – ORGANIZATION, RECENT DEVELOPMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K of New York Health Care, Inc. for the year ended December 31, 2007 as filed on April 14, 2008 with the SEC.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

As of March 31, 2008, BioBalance had cash on hand of approximately $180,023 all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations are approximately $5,000,000. This amount includes the cost of the initial up front payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. Management is continuing to search for potential funding sources but none have been found thus far. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance began operating on a substantially reduced budget in 2007.  Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008 and 2007

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

The Company has taken steps to safeguard the biological strain of PROBACTRIX® by storing it in two separate secure facilities. It is currently evaluating its options for manufacturing of product to enable progress with clinical development.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. " SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

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

NOTE 2 - EARNINGS AND LOSS PER SHARE:

Basic earnings or loss per share excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008 and 2007

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. For the three months ended March 31, 2008, common stock attributable to options and warrants outstanding of 8,813,659 were not included in the computation of diluted earnings per share because their exercise prices were all greater than the average market price of the common shares. Due to losses for the three months ended March 31, 2007, potential common stock attributable to options and warrants outstanding of 8,732,046 for the three months then ended, were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	March 31, 2008
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life in Years

Patents and trademarks	$916,519	$305,136	$611,383	10
Customer base	316,000	316,000	-	5
	$1,232,519	$621,136	$611,383

	December 31, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life in Years

Patents and trademarks	$910,195	$282,139	$628,056	10
Customer base	316,000	316,000	-	5
	$1,226,195	$598,139	$628,056

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Accounts payable	$447,846	$492,446
Accrued expenses	309,066	505,995
Accrued settlement per consulting agreement	1,131,100	1,131,100
Accrued employee benefits	4,122,839	3,411,916
	$6,010,851	$5,541,457

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008 and 2007

NOTE 5 - LINE OF CREDIT:

On September 20, 2007, the Company entered into a Loan and Security Agreement with CIT Healthcare LLC, as lender (“CIT”). The term of the Loan and Security Agreement is three years. The Loan and Security Agreement provides for a revolving line of credit facility under which the Company may borrow, repay and re-borrow an amount not exceeding the lesser of $5,000,000 or the borrowing base, which is an amount that may not exceed 85.00% of the estimated net value of the Company's Eligible Accounts, as defined in the agreement. As of March 31, 2008, approximately $3,309,000 of the line was available for borrowing by the Company.

Interest is payable on the outstanding principal balance of the credit facility at an annual rate equal to 30-day LIBOR plus three and one-half percent (3.50%), adjusted monthly in accordance with changes in 30-day LIBOR. At March 31, 2008, the interest rate on this facility was 6.61%. Additionally, the Company is required to pay an Unused Line Fee and a Collateral Management Fee, the total of which represent 0.50% per annum of the line amount.

The Company's obligations to Lender under the Loan and Security Agreement are secured by a first priority lien on all of the Company's accounts receivable, general intangibles, instruments and documents, and the proceeds thereof. However, no collateral will consist of any assets or property of BioBalance.

Beginning with the quarter ended September 30, 2007, the Company is subject to meeting periodic financial covenants contained in the Loan and Security Agreement. As of March 31, 2008, the Company was in compliance with all of the specified financial covenants.

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

As of March 31, 2008, there was no balance due on this line of credit. For the three months ended March 31, 2008, the company incurred interest expense of $9,311 on this line of credit. As of March 31, 2008, there was a balance due from CIT of $55,042 representing collections deposited with CIT through a lockbox and then transferred to the Company's bank account.

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

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the three months ended  March 31, 2008 is summarized as follows:

	Shares Under	Weighted Average
	Options/Warrants	Exercise Price
Balance at January 1, 2008	8,862,046	$0.88

Options granted	-
Options cancelled/expired	(48,387)	3.31
Options exercised	-	-
Balance at March 31, 2008	8,813,659	$0.87

Options eligible for exercise at March 31, 2008	8,813,659	$0.87

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

On August 21, 2006, the Company unilaterally rescinded the settlement between the Company and Emerald Asset and Yitz Grossman. The rescission of the settlement by the Company was done without the consent of Emerald Asset and Yitz Grossman. Accordingly there may be future litigation brought against the Company by Emerald Asset and Yitz Grossman to seek enforcement of the agreement. The Company continues to retain the accrual for the settlement agreement on its books in its entirety. If there is litigation brought by Emerald Asset and Yitz Grossman to enforce the settlement agreement, there can be no assurance that at a future time the accrual that was recorded would be sufficient to offset amounts resulting from the future litigation. On April 24, 2008, the Company was contacted by counsel for Yitz Grossman, demanding that the Company perform its obligations under the settlement agreement. The Company is presently considering its options and has not yet responded to this demand.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008 and 2007

NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At March 31, 2008 and December 31, 2007, the Company has computed a deferred tax asset in the amount of approximately $9,255,000 and $9,244,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because of the unlikelihood that those assets will be realized in the foreseeable future. The valuation allowance increased by $11,000 during the three months ended March 31, 2008.

NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For The Three Months Ended
	March 31
	2008	2007
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$9,898	$1,971
Income taxes	$31,300	$-

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008 and 2007

NOTE 10 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of March 31, 2008.

	Health Care Segment	BioBalance Segment	Elimination of Intersegment Activity	Consolidated

Three Months Ended March 31, 2008
Revenue:
Net patient service revenue	$11,021,811	$-	$-	$11,021,811
Total revenue	$11,021,811	$-	$-	$11,021,811

Net income (loss) before provision for income taxes	236,377	$(155,267)	$-	$81,110

Total assets	$19,062,591	$21,142,860	$(26,947,420)	$13,258,031

Three Months Ended March 31, 2007
Revenue:
Net patient service revenue	$11,184,902	$-	$-	$11,184,902
Total revenue	$11,184,902	$-	$-	$11,184,902

Net income (loss) before provision for income taxes	408,198	$(686,894)	$-	$(278,696)

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

All references to fiscal year apply to the Company's fiscal year which ends on December 31, 2008.

Overview

We are currently engaged in two industry segments, the delivery of home healthcare services (sometimes referred to as the “home healthcare business”) and the development of proprietary biotherapeutic agents for the treatment of various gastrointestinal (“GI”) disorders, through our acquisition of BioBalance.

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

The Company believes that there have been no significant changes, during the three month period ended March 31, 2008, to the items disclosed as critical accounting policies and estimates in Managements Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

Revenues for the three months ended March 31, 2008 decreased by $163,091 (1.5%) to $11,021,811 from $11,184,902 for the three months ended March 31, 2007.  All of the revenues are generated from the home health care operations.

Cost of professional care of patients for the three months ended March 31, 2008 increased by $147,167 (1.6%) to $9,258,663 from $9,111,496 for the three months ended March 31, 2007. As a percentage of revenue the cost of sales was 84% for the three months ended March 31, 2008 as compared to 81% for the three months ended March 31, 2007.

Selling, general and administrative expenses ("SG&A") for the home health care segment for the three months ended March 31, 2008 decreased by $140,487 (8.4%) to $1,527,831 from $1,668,318 for the three months ended March 31, 2007. This decrease is primarily due to reductions of professional fees.

Selling, general and administrative expenses ("SG&A") for the BioBalance segment for the three months ended March 31, 2008 decreased by $228,394 or 72.7% to $85,704 from $314,098 for the three months ended March 31, 2007. This decrease is due to cost reductions resulting from scaling back BioBalance operations due to lack of available funding.

Product development costs for the BioBalance segment for the three months ended Mrch 31, 2008 decreased by $259,391 or 88.7% to $33,069 for the three months ended March 31, 2008 as compared to $292,460 for the three months ended March 31, 2007. The decrease is due to temporary suspension of the development work required for the IND for PROBACTRIX® that the BioBalance segment received approval for Phase I/II testing on March 24, 2006 due to lack of available funding.

The net income of $71,110 for the three months ended March 31, 2008, includes net income of $226,377 from the operations of the home health care segment and offset by a net loss of $155,267 from the BioBalance segment, which to date has not generated any revenue.

The net loss of $329,696 for the three months ended March 31, 2007, includes net income of $357,198 from the operations of the home health care segment and offset by a net loss of $686,894 from the BioBalance segment, which to date has not generated any revenue.

Liquidity and Capital Resources

At March 31, 2008, the Company had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at March 31, 2008, are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	2 years	3-5 years	More than 5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations*	688,000	306,000	262,000	120,000	-
Purchase obligations	-	-	-	-	-
Total	$688,000	$306,000	$262,000	$120,000	$-

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

The Company has a revolving line of credit facility under which the Company may borrow, repay and re-borrow an amount not exceeding the lesser of $5,000,000 or the borrowing base, which is an amount that may not exceed 85.00% of the estimated net value of the Company's Eligible Accounts, as defined in the agreement. As of March 31, 2008, approximately $3,309,000 of the line was available for borrowing by the Company. There was no balance due on this facility as of March 31, 2008.

For the three months ended March 31, 2008, net cash provided by operating activities was $1,022,823 as compared to cash used by operating activities of $550,999 during the three months ended March 31, 2007, an improvement of $1,573,822.

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $6,324 and $30,476 respectively consisting primarily of the acquisition of intangible assets.

Days Sales Outstanding ("DSO") is a measure of the average number of days taken by the Company to collect its account receivable, calculated from the date services are billed. For the three months ended March 31, 2008, the DSO of the home care segment of the Company was 70, compared to 68 days for the three months ended March 31, 2007.

BioBalance Segment

As of March 31, 2008, BioBalance had cash on hand of approximately $180,023 all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations are approximately $5,000,000. This amount includes the cost of the initial up front payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. Management is continuing to search for potential funding sources but none have been found thus far. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance began operating on a substantially reduced budget in 2007. Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

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

The Company has taken steps to safeguard the biological strain of PROBACTRIX® by storing it in two separate secure facilities. It is currently evaluating its options for manufacturing of product to enable progress with clinical development.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. " SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the" Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective with respect to supervision as of the end of the period covered by this report, as we have not had sufficient time to implement the remediation of the weakness as discussed in the form 10-K for the year ended December 31, 2007. The remediation is currently scheduled to be implemented in the third quarter of the current fiscal year.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which remained in effect during the quarter ended March 31, 2008, there were no other changes during such quarter.

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

NEW YORK HEALTH CARE, INC.

May 19, 2008	By:	/s/ Murry Englard
Name: Murry Englard
Title: Chief Executive Officer

May 19, 2008	By:	/s/ Stewart W. Robinson
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