Form 10-Q
period 2008-06-30
NEW YORK HEALTH CARE INC
filed 2008-08-14
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer ࿠	Accelerated filer ࿠

Non-accelerated filer ࿠ (Do not check if a smaller reporting company)	Smaller reporting company ࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,536,767 (as of August 14, 2008)

Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

(a) Our unaudited financial statements for the second quarter (six months ended June 30, 2008), are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2008

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
	June 30, 2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,221,031	$2,246,241
Due from lending institution	40,600	-
Accounts receivable, net of allowance for uncollectible amounts of $432,000 and $548,000 respectively	7,964,096	8,298,837
Unbilled services	117,018	137,079
Prepaid expenses and other current assets	185,821	120,857

Total current assets	13,528,566	10,803,014

Property and equipment, net	8,696	22,090
Goodwill, net	783,000	783,000
Other intangible assets, net	600,229	628,056
Other assets	158,642	181,046

Total assets	$15,079,133	$12,417,206

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Note payable under insurance financing agreement	$3,677	$25,054
Amounts due to related parties	12,000	27,133
Accrued payroll	924,555	871,171
Accounts payable and accrued expenses	7,526,887	5,541,457
Income taxes payable - current	17,150	28,450
Due to HRA	9,089,007	8,754,408

Total current liabilities	17,573,276	15,247,673

Commitment and contingencies

Shareholders' (deficiency):
Preferred stock, $.01 par value, 5,000,000 shares authorized; Class A Preferred, 590,375 shares issued, none outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 33,536,767 shares issued and 33,532,722 outstanding	335,368	335,368
Additional paid-in capital	37,174,185	37,174,185
Common stock and options to be issued	-	774,220
Accumulated deficit	(39,994,223)	(41,104,767)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)

Total shareholders' (deficiency)	(2,494,143)	(2,830,467)

Total liabilities and shareholders' (deficiency)	$15,079,133	$12,417,206

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Prior year presentation reclassified for comparability)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007

Net patient service revenue	$12,526,182	$10,801,576	$23,547,993	$21,986,478

Expenses:
Professional care of patients	10,560,209	9,009,077	19,818,872	18,084,383

Operating income before other operating expenses	1,965,973	1,792,499	3,729,121	3,902,095

Other operating expenses:
General and administrative	818,662	1,596,325	2,432,197	3,614,931
Product development	68,922	178,794	101,991	471,254
Depreciation and amortization	41,986	98,437	83,735	196,439

Total other operating expenses	929,570	1,873,556	2,617,923	4,282,624

Operating income (loss)	1,036,403	(81,057)	1,111,198	(380,529)

Other income (expenses):
Interest income	26,806	16,597	43,019	39,344
Interest expense	(13,775)	(3,610)	(23,673)	(5,581)

Other income, net	13,031	12,987	19,346	33,763

Income (loss) before provision for income taxes	1,049,434	(68,070)	1,130,544	(346,766)

Provision for income taxes - current	10,000	80	20,000	51,080

Net income (loss)	$1,039,434	$(68,150)	$1,110,544	$(397,846)

Basic income (loss) per share:
Net income (loss) per share:	$0.03	($0.00)	$0.03	($0.01)

Basic weighted average shares outstanding	33,536,767	33,536,767	33,536,767	33,536,767

Diluted income (loss) per share:
Net income (loss) per share:	$0.03	($0.00)	$0.03	($0.01)

Diluted weighted average shares outstanding	33,536,767	33,536,767	33,536,767	33,536,767

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$1,110,544	$(397,846)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	-	6,500
Depreciation and amortization	83,735	196,439
Loss on abandonment of property and equipment	-	5,654
Recovery of bad debts	(116,000)	(18,896)
Reduction of liability in connection with Emerald Asset settlement	(1,055,320)	-

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable and unbilled services	470,802	(501,702)
(Increase) decrease in due from lending institution	(40,600)	218,803
(Increase) decrease in prepaid expenses and other current assets	(64,964)	25,384
(Increase) decrease in other assets	(1,640)	85,548
Decrease in note payable under insurance financing agreement	(21,377)	-
Increase (decrease) in accrued payroll	53,384	(37,927)
Increase (decrease)in accounts payable and accrued expenses	2,266,530	(628,453)
(Decrease) increase in income taxes payable - current	(11,300)	39,450
Increase in due to HRA	334,599	288,446
Decrease in due to related parties	(15,133)	-

Net cash provided by (used in) operating activities	2,993,260	(718,600)

Cash flows from investing activities:
Additions to intangible assets	(18,470)	(53,460)

Net cash used in investing activities	(18,470)	(53,460)

Net increase (decrease) in cash and cash equivalents	2,974,790	(772,060)

Cash and cash equivalents at beginning of period	2,246,241	2,469,789

Cash and cash equivalents at end of period	$5,221,031	$1,697,729

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008 and 2007

NOTE 1 - ORGANIZATION, RECENT DEVELOPMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. (“New York Health Care”) was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corp (“BioBalance”) a Delaware corporation was formed in May 2001. BioBalance is a biopharmaceutical company focused on the development of treatments for gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing prescription drug development of its lead product, PROBACTRIX® for the prevention of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase I/II clinical trials in the target patient population.. There can be no assurance that BioBalance will complete the clinical trials or be successful in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the “Company”, “we”, “our” or similar pronouns, includes New York Health Care and its wholly-owned subsidiary BioBalance.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K of New York Health Care, Inc. for the year ended December 31, 2007 as filed with the SEC.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

On August12, 2008, the Company entered into a settlement agreement with Emerald Asset Management and Yitz Grossman (“the Emerald Agreement”) whereby the Company settled its obligations under the original settlement agreement entered into in 2006 with those parties (the “Emerald Settlement Agreement”, Note 7) for a reduced amount with an aggregate value of $850,000, resulting in a benefit to the Company of $1,055,320. This benefit was recorded as an offset to general and administrative expenses for the quarter and six month period ended June 30, 2008.

The parties have agreed to the following settlement terms: termination of the 2006 settlement agreement among the Company, Emerald and Grossman and a release by each party of prior claims against the other; an immediate cash payment by the Company to Grossman of $650,000; and a 33-1/3% interest in BioBalance LLC, a newly formed Delaware limited liability company (“the LLC”) into which BioBalance will contribute its interest in intellectual property and patents (valued at $600,000 at the date of the agreement), with BioBalance to retain the remaining 66-2/3% interest in the LLC. Contemporaneously with the settlement, the LLC entered into a one-year consulting agreement with Grossman under which Grossman will be paid a base consulting fee of $180,000 and be reimbursed for approved expenses, with the opportunity to earn up to an additional $180,000 contingent on an increase in the valuation of the LLC over the agreed upon base valuation of $628,056, based on a specified formula. The Company has agreed to advance as loans $2 million to the newly formed limited liability company to fund product development and administrative expenses during the one-year consulting term. As reported in the Company’s Form 10-K for the year ended December 31, 2007, the net carrying value of the intellectual property of BioBalance after recording impairment losses was $628,056.

As of June 30, 2008, BioBalance had cash on hand of $338,028 all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations are approximately $5,000,000. This amount includes the cost of the initial upfront payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. In connection with the Emerald Agreement, the Company is obligated to fund $2,000,000 to the LLC throughout the next year as noted in the preceding paragraph. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. Management is continuing to search for potential funding sources but none have been found thus far. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance began operating on a substantially reduced budget in 2007. Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008 and 2007

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

Recently Issued Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – EARNINGS/LOSS PER SHARE:

Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. For the three and six months ended June 30, 2008, common stock attributable to options and warrants outstanding of 7,631,659 were not included in the computation of diluted earnings per share because their exercise prices were all greater than the average market price of the common shares. Due to losses for the six months ended June 30, 2007, potential common stock attributable to options and warrants outstanding of 8,657,046 for the three and six months ended June 30, 2007 were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008 and 2007

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	June 30, 2008
	Gross Carrying Cost	Accumulated Amortization	Net Carrying Cost	Estimated Useful Life in Years

Patents/trademarks	$928,664	$328,435	$600,229	10
Customer base	316,000	316,000	-	5
	$1,244,664	$644,435	$600,229

	December 31, 2007
	Gross Carrying Cost	Accumulated Amortization	Net Carrying Cost	Estimated Useful Life in Years

Patents/trademarks	$910,195	$282,139	$628,056	10
Customer base	316,000	316,000	-	5
	$1,226,195	$598,139	$628,056

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Accounts payable	$375,259	$492,446
Accrued expenses	307,479	505,995
Accrued settlement per consulting agreement	850,000	1,131,100
Accrued employee benefits	5,994,149	3,411,916
	$7,526,887	$5,541,457

NOTE 5 - LINE OF CREDIT:

On September 20, 2007, the Company entered into a Loan and Security Agreement with CIT Healthcare LLC, as lender (“Lender”). The term of the Loan and Security Agreement is three years. The Loan and Security Agreement provides for a revolving line of credit facility under which the Company may borrow, repay and re-borrow an amount not exceeding the lesser of $5,000,000 or the borrowing base, which is an amount that may not exceed 85.00% of the estimated net value of the Company's Eligible Accounts, as defined in the agreement. As of June 30, 2008, approximately $3,336,000 of the line was available for borrowing by the Company.

Interest is payable on the outstanding principal balance of the credit facility at an annual rate equal to 30-day LIBOR plus three and one-half percent (3.50%), adjusted monthly in accordance with changes in 30-day LIBOR (2.46% at June 30, 2008). The Company’s interest rate for borrowings at June 30, 2008 was 5.96%.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008 and 2007

The Company's obligations to Lender under the Loan and Security Agreement are secured by a first priority lien on all of the Company's accounts receivable, general intangibles, instruments and documents, and the proceeds thereof. However, no collateral consists of any assets or property of BioBalance.

Beginning with the quarter ended September 30, 2007, the Company is subject to meeting periodic financial covenants contained in the Loan and Security Agreement. As of June 30, 2008, the Company was in compliance with all of the specified financial covenants.

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

As of June 30, 2008, there was no balance due on this line of credit. For the three and six months ended June 30, 2008, the company incurred interest expense of $13,476 and $22,787, respectively, on this line of credit. As of June 30, 2008, there was a balance due from CIT of $40,600 representing collections deposited with CIT through a lockbox and then transferred to the Company's bank account.

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

No stock based compensation was recognized during the six months ended June 30, 2008. Total stock based compensation recognized on the consolidated statement of operations for the three and six months ended June 30, 2007 was $0 and $6,500 respectively.

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

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008 and 2007

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the six months ended June 30, 2008, is summarized as follows:

	Shares Under Options/ Warrants	Weighted Average Exercise Price

Balance at January 1, 2008	8,862,046	$0.88

Options granted	-
Options cancelled/expired	(1,230,387)	1.00
Options exercised	-	-

Balance at June 30, 2008	7,631,659	$0.86

Options eligible for exercise at June 30, 2008	7,631,659	$0.86

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

On March 6, 2006, the Company entered into a settlement agreement (the “Emerald Settlement Agreement”) with Emerald Asset Management, Inc. (“Emerald”) and Yitz Grossman related to the resolution of disputes under a consulting agreement dated June 1, 2001 between the Company and Emerald.

Pursuant to the Emerald Settlement Agreement and in order avoid the cost and uncertainty of litigation, the Company agreed to (i) the immediate payment of $700,000 to Emerald, (ii) payment of $22,000 per month for eighteen months beginning January 1, 2006, (iii) the issuance of 400,000 shares of common stock, (iv) options to purchase 1,100,000 shares of common stock at $0.78 per share until March 1, 2010 and (v) health insurance for Grossman and his family for the eighteen month period ending June 30, 2007 amounting to approximately $35,100. In return, Emerald and Grossman executed a general release of all claims against the Company. The Company has not paid any of this liability and expensed $1,545,931 for the above settlement during the year ended December 31, 2005. During the year ended December 31, 2004 and 2003 the company expensed the $359,389 relating to the consulting agreement. The Company has recorded a liability of $1,131,100 and common stock and options to be issued valued at $774,220 as of December 31, 2005.

On August 21, 2006, the Company unilaterally rescinded the settlement between the Company and Emerald Asset and Yitz Grossman. The rescission of the settlement by the Company was done without the consent of Emerald Asset and Yitz Grossman. Accordingly there may be future litigation brought against the Company by Emerald Asset and Yitz Grossman to seek enforcement of the agreement. The Company continued to retain the accrual for the settlement agreement on its books in its entirety based on the Company’s belief that if litigation were brought by Emerald Asset and Yitz Grossman to enforce the settlement agreement, there could be no assurance that at a future time the accrual that was recorded would be sufficient to offset amounts resulting from the future litigation.

On August 12, 2008, the Company entered into a second settlement agreement with Emerald Asset management and Yitz Grossman (“the Emerald Agreement”) whereby the Company settled its obligations under the original settlement agreement (Note 7) for a reduced amount with an aggregate value of $850,000, resulting in a benefit to the Company of $1,055,320. This benefit was recorded as an offset to general and administrative expenses for the quarter and six month period ended June 30, 2008.

The parties have agreed to the following settlement terms: termination of the 2006 settlement agreement among the Company, Emerald and Grossman and a release by each party of prior claims against the other; an immediate cash payment by the Company to Grossman of $650,000; and a 33-1/3% interest in BioBalance LLC, a newly formed Delaware limited liability company (“the LLC”) into which BioBalance will contribute its interest in intellectual property and patents (valued at $600,000 at the date of the agreement), with BioBalance to retain the remaining 66-2/3% interest in the LLC. Contemporaneously with the settlement, the LLC entered into a one-year consulting agreement with Grossman under which Grossman will be paid a base consulting fee of $180,000 and be reimbursed for approved expenses, with the opportunity to earn up to an additional $180,000 contingent on an increase in the valuation of the LLC over the agreed upon base valuation of $628,056, based on a specified formula. The Company has agreed to advance as loans $2 million to the newly formed limited liability company to fund product development and administrative expenses during the one-year consulting term. As reported in the Company’s Form 10-K for the year ended December 31, 2007, the net carrying value of the intellectual property of BioBalance after recording impairment losses was $628,056.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008 and 2007

In connection with the settlement, $774,220 which was previously reported in the equity section of the balance sheet as common stock and options to be issued was eliminated from the presentation.

NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At June 30, 2008 and December 31, 2007, the Company has computed a deferred tax asset in the amount of approximately $8,695,000 and $9,244,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not, more likely than not, that those assets will be realized in the foreseeable future. The valuation allowance decreased by $549,000 during the six months ended June 30, 2008.

NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For the Six Months Ended June 30
	2008	2007

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$23,673	$5,581
Income taxes	$31,300	$11,630

Non-cash financing activities

Reclassification of common stock and options to be issued to accrued expenses in connection with settlement agreement	$(774,220)	$-

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008 and 2007

NOTE 10 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of June 30, 2008.

	New York Health Care	Bio- Balance	Total Consolidated

Six Months Ended June 30, 2008
Revenue:
Net patient service revenue	$23,547,993	$-	$23,547,993
Total revenue	$23,547,993	$-	$23,547,993

Income before provision for income taxes	$469,826	$660,718	$1,130,544

Total assets	$14,128,376	$950,757	$15,079,133

Six Months Ended June 30, 2007
Revenue:
Net patient service revenue	$21,986,478	$-	$21,986,478
Total revenue	$21,986,478	$-	$21,986,478

Income (loss) before provision for income taxes	$678,708	$(1,025,474)	$(346,766)

Total assets	10,637,279	1,512,429	$12,149,708

Three Months Ended June 30, 2008
Revenue:
Net patient service revenue	$12,526,182	$-	$12,526,182
Total revenue	$12,526,182	$-	$12,526,182

Income (loss) before provision for income taxes	$233,449	$815,985	$1,049,434

Three Months Ended June 30, 2007
Revenue:
Net patient service revenue	$10,801,576	$-	$10,801,576
Total revenue	$10,801,576	$-	$10,801,576

Income (loss) before provision for income taxes	$270,510	$(338,580)	$(68,070)

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

The Company believes that there have been no significant changes, during the three and six month periods ended June 30, 2008, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2007

The following table reflects the results of operations for the three and six months ended June 30, 2008 and for the three and six months ended June 30, 2007 for each business segment.

OVERVIEW OF OPERATING RESULTS

				(Prior year presentation reclassified for comparability)
	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total
Revenues	$-	$12,526,182	$12,526,182	$-	$10,801,576	$10,801,576

Cost of patient care	-	10,560,209	10,560,209	-	9,009,077	9,009,077

SG&A	(894,797)	1,713,459	818,662	90,204	1,506,121	1,596,325

Effect of Emarald settlement	(1,055,320)	-	(1,055,320)	-	-	-

SG&A, excluding the effect of the Emerald Settlement	160,523	1,713,459	1,873,982	90,204	1,506,121	1,596,325

Product Development	68,922	-	68,922	178,794	-	178,794

Net income (loss)	815,985	223,449	1,039,434	(338,580)	270,430	(68,150)

Net income (loss), excluding the effect of the Emerald Settlement	(239,335)	223,449	(15,886)	(338,580)	270,430	(68,150)

				(Prior year presentation reclassified for comparability)
	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total
Revenues	$-	$23,547,993	$23,547,993	$-	$21,986,478	$21,986,478

Cost of patient care	-	19,818,872	19,818,872	-	18,084,383	18,084,383

SG&A	(809,093)	3,241,290	2,432,197	404,302	3,210,629	3,614,931

Effect of Emerald settlement	(1,055,320)	-	(1,055,320)	-	-	-

SG&A, excluding the effect of the Emerald Settlement	246,227	3,241,290	3,487,517	404,302	3,210,629	3,614,931

Product Development	101,991	-	101,991	471,254	-	471,254

Net income (loss)	660,718	449,826	1,110,544	(1,025,474)	627,628	(397,846)

Net income (loss), excluding the effect of the Emerald Settlement	(394,602)	449,826	55,224	(1,025,474)	627,628	(397,846)

The following table represents a detailed analysis of operating results, changes in income and costs compared to the preceding year and certain percentage relationships to revenues for the three and six month periods ended June 30, 2008.

ANALYSIS OF OPERATING RESULTS

	Three Month Period			Six Month Period
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total

Increase (decrease) compared to same period in the preceding year

Revenues	$-	$1,724,606	$1,724,606	$-	$1,561,515	$1,561,515
Percent change from preceeding year		16%	16%		7%	7%

Cost of patient care	$-	$1,551,132	$1,551,132	$-	$1,734,489	$1,734,489
Percent change from preceeding year		17%	17%		10%	10%

Cost of patient care as a percentage of revenues
Current year		84%	84%		84%	84%
Preeceding year		83%	83%		82%	82%

SG&A	$(985,001)	$207,338	$(777,663)	$(1,213,395)	$30,661	$(1,182,734)

SG&A, excluding the effect of the Emerald Settlement	$70,319	$207,338	$277,657	$(158,075)	$30,661	$(127,414)
Percent change from preceeding year	78%	14%	18%	-39%	1%	-4%

Product Development	$(109,872)	$-	$(109,872)	$(369,263)	$-	$(369,263)
Percent change from preceeding year	-61%		-61%	-78%		-78%

Change in net income or loss from the preceeding year — improvement/(decline)	$1,154,565	$(46,981)	$1,107,584	$1,686,192	$(177,802)	$1,508,390

Change in net income or loss from the preceeding year, excluding the effect of the Emerald Settlement — improvement/(decline)	$99,245	$(46,981)	$52,264	$630,872	$(177,802)	$453,070

Home Healthcare Segment

Our revenues improved both for the three months and the year to date as compared to the preceding year. The improvement is are argely the result of obtaining fee increases from our institutional clients. Part of the increase is also attributable to our recruiting efforts. We added home health aides and were then able in increase our caseload commensurately.

Cost of professional care of patients increased both for the three months and the year to date as compared to the preceding year, which was largely the result of providing pay increases to our rank and file employees and hiring additional home health aides. The cost of professional care of patients as a percentage of sales went up slightly compared to last year. This increase is largely attributable to the fact that employee pay increases preceded the increases in the fees charged to our clients. It also takes some time before newly hired home health aides produce additional revenues for us. While an employee pay increase will take effect immediately, it usually takes us a while longer to begin to recover those costs from our clients with fee increases.

Selling, general and administrative expenses ("SG&A") went up this year compared to last year. We believe that most of the increase in SG&A resulted from increased salaries to office employees and increases in several other administrative costs,

The net income for the home healthcare segment for the three months ended June 30, 2008 went down by $46,981 to $223,449 from $270,430 for the three months ended June 30, 2007. We believe that the decrease in net income was mostly the result of the increase in SG&A expenses, offset by improved margins on revenues for the quarter.

For the six months ended June 30, 2008 the net income from the home health care segment went down by $177,802 to $449,826 from $627,628 for the six months ended June 30, 2007. We believe that the decrease in net income for the six month period was attributable to primarily the same factors as those for the three month period, except that the first quarter had a decline in the gross margin compared to last year with a resultant negative impact on the six month results.

BioBalance Segment

To date BioBalance has not generated any revenues and does not have any cost of sales. We have excluded the effects of the Emerald settlement in our analysis because we believe that the inclusion of the substantial reduction in SG&A related to the settlement would result in an unfair period to period comparison.

There was an increase in selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2008 of $70,319 as compared to the three months ended June 30, 2007. BioBalance is operating on a substantially reduced budget. It does not incur a meaningful amount of SG&A expenses directly on its own. However, due to activities involving preservation and development of Probactrix®, BioBalance does consume corporate resources, particularly with respect to the efforts of executive officers, directors and professional service providers. BioBalance also benefits from certain insurance costs incurred by the home healthcare segment. These costs have increased somewhat since last year and the resultant effect caused our SG&A to go up for the quarter. However, for the six months ended June 30, 2008, SG&A went down by $158,075 as compared to the six months ended June 30, 2007. The big decrease came in the first quarter, as the cost cutting measures were not instituted until the second quarter of 2007. We do expect however, that SG&A expenses will increase in the balance of the year, as activity at BioBalance increases in response to its obligations under the second Emerald settlement.

We reduced the product development spending for the BioBalance segment by 61% and 78% for the three and six months ended June 30, 2008 compared to the same periods last year because we temporarily scaled back clinical testing and research activities in response to the lack of available funding. We also expect an increase in this spending in the balance of the year as a result of our obligations under the second Emerald settlement.

Excluding the effects of the Emerald settlement, BioBalance posted a net loss of $239,335 for the three months ended June 30, 2008, as compared to $338,580 for the three months ended June 30, 2007, a decrease of $99,245 or 61%.

Excluding the effects of the Emerald settlement, BioBalance posted a net loss of $394,602 for the six months ended June 30, 2008, as compared to $1,025,474 for the six months ended June 30, 2007, a decrease of $630,872 or 78%.

Liquidity and Capital Resources

At June 30, 2008 we had no long-term debt. Future minimum rental commitments for all non-cancelable lease obligations at June 30, 2008, are as follows:

Payment due by period
		Less than			More than
	Total	1 year	2 years	3-5 years	5 years
Contractual Obligations
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations*	628,000	300,000	268,000	60,000	-
Purchase obligations	-	-	-	-	-
Total	$628,000	$300,000	$268,000	$60,000	$-

*
These leases also generally contain provisions allowing rental obligations to be accelerated upon default in the payment of rent or the performance of other lease obligations. These leases generally contain provisions for additional rent based upon increases in real estate taxes and other cost escalations.

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Our sources of liquidity and capital resources for the home healthcare segment are internally generated funds, cash in banks of $4,923,603 and the $5,000,000 line of credit facility with CIT Healthcare LLC, of which approximately $3,336,000 was available at June 30, 2008.

For the six months ended June 30, 2008, net cash provided by operating activities was $2,993,260 as compared to cash used by operating activities of $718,600 during the six months ended June 30, 2007 an improvement of $3,711,860. The improvement in cash flows from operations is due in large part to additional funding received under certain contracts and collections of accounts receivable. The ultimate disposition of the additional funding received under those contracts is not determinable at this time and, accordingly, have resulted in increases in current liabilities.

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 totaled $18,470 and $53,460 respectively, and were for additions to intangible assets.

BioBalance Segment

As of June 30, 2008, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of cash and intangibles related to the patents it holds on its lead product PROBACTRIX.

As of June 30, 2008, BioBalance had cash on hand of $338,028 all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations are approximately $5,000,000. This amount includes the cost of the initial upfront payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. In connection with the Emerald Agreement, the Company is obligated to fund $2,000,000 to the LLC. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. Management is continuing to search for potential funding sources but none have been found thus far. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance began operating on a substantially reduced budget in 2007. Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

BioBalance has also undertaken preliminary clinical studies in the treatment of refractory Celiac disease (a dietary gluten intolerance) and refractory GERD (gastroesophageal reflux disease), both conditions where changes in the gut microbial flora may be altered and contribute to symptoms. While initial results were not clinically or statistically useful in demonstrating efficacy, they produced encouraging preliminary results and represent interesting targets for future development. However, the Company has decided to concentrate its next development efforts on the pouchitis indication.

The Company has taken steps to safeguard the biological strain of PROBACTRIX® by storing it in two separate secure facilities. It is currently evaluating its options for manufacturing of product to enable progress with clinical development.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at June 30, 2008.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which remained in effect during the quarter ended June 30, 2008, there were no other changes during such quarter.

PART II.

ITEM 1 A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on July 11, 2008. The annual meeting was held for the purposes of (1) electing three directors to serve until the next annual meeting of stockholders or until their successors are appointed and qualified, and (2) ratifying the appointment of Holtz Rubenstein Reminick, LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

Murry Englard, Howard Berg and Yoram Hacohen were each elected as directors of the Company, with the number of votes for and withheld, respectively, for such persons as follows:

	For	Withheld

Murry Englard	21,328,254	3,254,034
Howard Berg	21,601,336	2,980,952
Yoram Hacohen	21,346,884	3,235,404

The accounting firm of Holtz Rubenstein Reminick, LLP was ratified as the Company’s auditor, receiving votes as follows:

For	22,887,012
Against	1,397,483
Abstain	297,793

ITEM 6. EXHIBITS
(a)	Exhibits

Exhibit
No.	Description

10.1	Settlement Agreement and Release, dated August 12, 2008, effective July 25, 2008, among Emerald Asset Management, Inc., Yitz Grossman, NY Health Care, Inc. and The BioBalance Corporation

10.2	Consulting Agreement, dated August 12, 2008, effective July 25, 2008, between BioBalance LLC and The Meister Group, LLC

10.3	Limited Liability Company Operating Agreement of BioBalance LLC, dated August 12, 2008, effective July 25, 2008

10.4	Subscription Agreement, dated August 12, 2008, effective July 25, 2008, between BioBalance LLC and Yitz Grossman

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK HEALTH CARE, INC.

August 14, 2008	By:	/s/ Murry Englard
Name: Murry Englard Title: Chief Executive Officer

August 14, 2008	By:	/s/ Stewart W. Robinson
Name: Stewart W. Robinson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Settlement Agreement and Release, dated August 12, 2008, effective July 25, 2008, among Emerald Asset Management, Inc., Yitz Grossman, NY Health Care, Inc. and The BioBalance Corporation

10.2	Consulting Agreement, dated August 12, 2008, effective July 25, 2008, between BioBalance LLC and The Meister Group, LLC

10.3	Limited Liability Company Operating Agreement of BioBalance LLC, dated August 12, 2008, effective July 25, 2008

10.4	Subscription Agreement, dated August 12, 2008, effective July 25, 2008, between BioBalance LLC and Yitz Grossman

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002