Form 10-Q
period 2008-09-30
NEW YORK HEALTH CARE INC
filed 2008-11-14
CIK 1018354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,536,767 (as of November 13, 2008)

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a) Our unaudited financial statements for the third quarter (three and nine months ended September 30, 2008), are set forth below. See Item 2 below for Management's Discussion and Analysis of Financial Condition and Results of Operations.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2008

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,370,831	$2,246,241
Due from lending institution	74,610	-
Accounts receivable, net of allowance for uncollectible amounts of $428,000 and $548,000 respectively	7,764,319	8,298,837
Unbilled services	91,929	137,079
Prepaid expenses and other current assets	73,125	120,857

Total current assets	13,374,814	10,803,014

Property and equipment, net	2,422	22,090
Goodwill, net	783,000	783,000
Other intangible assets, net	602,359	628,056
Other assets	146,229	181,046

Total assets	$14,908,824	$12,417,206

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Due to HRA	$9,654,181	$8,754,408
Note payable under insurance financing agreement	-	25,054
Amounts due to related parties	12,693	27,133
Accrued payroll	1,164,510	871,171
Accounts payable and accrued expenses	6,557,270	5,541,457
Income taxes payable - current	27,150	28,450

Total current liabilities	17,415,804	15,247,673

Minority interest in consolidated subsidiary	168,346	-

Commitment and contingencies

Shareholders' (deficiency):
Preferred stock, $.01 par value, 5,000,000 shares authorized; Class A Preferred, 590,375 shares issued, none outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 33,536,767 shares issued and 33,532,722 outstanding	335,368	335,368
Additional paid-in capital	37,174,185	37,174,185
Common stock and options to be issued	-	774,220
Accumulated deficit	(40,175,406)	(41,104,767)
Less: Treasury stock (4,045 common shares at cost)	(9,473)	(9,473)

Total shareholders' (deficiency)	(2,675,326)	(2,830,467)

Total liabilities and shareholders' (deficiency)	$14,908,824	$12,417,206

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Prior year presentation reclassified for comparability)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007

Net patient service revenue	$10,590,495	$10,773,937	$34,138,488	$32,760,415

Expenses:
Professional care of patients	8,988,981	8,883,411	28,807,853	27,003,984

Operating income before other operating expenses	1,601,514	1,890,526	5,330,635	5,756,431

Other operating expenses:
General and administrative	1,668,271	1,653,500	4,100,468	5,232,241
Product development	99,805	94,547	201,796	565,801
Depreciation and amortization	54,289	99,410	138,024	295,849

Total other operating expenses	1,822,365	1,847,457	4,440,288	6,093,891

Operating income (loss)	(220,851)	43,069	890,347	(337,460)

Other income (expenses):
Interest income	30,988	17,027	74,007	56,371
Interest expense	(12,974)	(5,061)	(36,647)	(10,642)

Other income, net	18,014	11,966	37,360	45,729

Income (loss) before provision for income taxes and minority interest	(202,837)	55,035	927,707	(291,731)

Provision for income taxes - current	(10,000)	-	(30,000)	(51,080)

Minority interest in loss of consolidated subsidiary	31,654	-	31,654	-

Net income (loss)	$(181,183)	$55,035	$929,361	$(342,811)

Basic income (loss) per share:
Net income (loss) per share:	$(0.01)	$0.00	$0.03	$(0.01)

Basic weighted average shares outstanding	33,536,767	33,536,767	33,536,767	33,536,767

Diluted income (loss) per share:
Net income (loss) per share:	$(0.01)	$0.00	$0.03	$(0.01)

Diluted weighted average shares outstanding	33,536,767	33,536,767	33,536,767	33,536,767

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2008	2007
Operating activities:

Net income (loss)	$929,361	$(342,811)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	-	24,500
Depreciation and amortization	138,024	295,849
Loss on abandonment of property and equipment	-	5,653
Recovery of bad debts	(32,850)	(31,056)
Gain in connection with Emerald Asset settlement	(1,066,970)	-
Minority interest in loss of consolidated subsidiary	(31,654)	-

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable and unbilled services	612,518	(895,505)
(Increase) decrease in due from lending institution	(74,610)	274,934
Decrease in prepaid expenses and other current assets	47,732	158,673
(Increase) in other assets	(1,640)	(457)
(Decrease) in note payable under insurance financing agreement	(25,054)	-
Increase in accrued payroll	293,339	244,107
Increase (decrease) in accounts payable and accrued expenses	1,496,912	(921,555)
(Decrease) increase in income taxes payable - current	(1,300)	39,450
Increase in due to HRA	899,773	497,645
(Increase) in due to related parties	(14,440)	-

Net cash provided by (used in) operating activities	3,169,141	(650,573)

Investing activities:
Additions to intangible assets	(44,551)	(100,581)

Net cash used in investing activities	(44,551)	(100,581)

Net increase (decrease) in cash and cash equivalents	3,124,590	(751,154)

Cash and cash equivalents at beginning of period	2,246,241	2,469,789

Cash and cash equivalents at end of period	$5,370,831	$1,718,635

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008 and 2007

NOTE 1 - ORGANIZATION, RECENT DEVELOPMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Consolidation:

New York Health Care, Inc. (“New York Health Care”) was organized under the laws of the State of New York in 1983. New York Health Care provides services of registered nurses and paraprofessionals to patients throughout New York. The BioBalance Corp. (“BioBalance”) a Delaware corporation was formed in May 2001. BioBalance is a biopharmaceutical company focused on the development of treatments for gastrointestinal diseases that are poorly addressed by current therapies. BioBalance is pursuing prescription drug development of its lead product, PROBACTRIX® for the prevention of pouchitis. On March 24, 2006, the Company received approval from the FDA to start Phase I/II clinical trials in the target patient population. There can be no assurance that BioBalance will complete the clinical trials or be successful in marketing any such products. The consolidated entity, collectively referred to, unless the context otherwise requires, as the “Company”, “we”, “our” or similar pronouns, includes New York Health Care and its wholly-owned subsidiary BioBalance, as well as BioBalance LLC, a newly formed Delaware limited liability company (“the LLC”) which is 2/3 owned by BioBalance as more fully discussed below in Recent Developments.

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

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Recurring losses and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in connection with this matter includes continued cost cutting measures in BioBalance in connection with the temporary scaling back of operations and seeking additional capital to fund BioBalance operations.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Recent Developments:

On October 20, 2008, the Company received a letter from the Home Care Services Program of the New York City Human Resources Administration (“HRA”) regarding its completion of its cumulative closeout and funds recovery analysis through the HRA fiscal reporting year ended June 30, 2004. The letter requested the repayment by the Company to HRA of approximately $5,900,000. The liability for this requested repayment is included under the caption Due to HRA in the Current Liabilities section of the balance sheet, the balance of which was $9,654,181 at September 30, 2008. The Company intends to appeal the amount of the liability as determined by HRA.

On August 12, 2008, the Company entered into a settlement agreement with Emerald Asset Management and Yitz Grossman (“the Emerald Agreement”) whereby the Company settled its obligations under the original settlement agreement entered into in 2006 with those parties (the “Emerald Settlement Agreement”, Note 7) for a reduced amount with an aggregate value of $850,000, resulting in a benefit to the Company of $1,066,970. This benefit was recorded as an offset to general and administrative expenses through the nine month period ended September 30, 2008.

The parties agreed to the following settlement terms: termination of the 2006 settlement agreement among the Company, Emerald and Grossman and a release by each party of prior claims against the other; an immediate cash payment by the Company to Grossman of $650,000; and a 33-1/3% interest in BioBalance LLC, a newly formed Delaware limited liability company (“the LLC”) into which BioBalance contributed its interest in intellectual property and patents (valued at $600,000 at the date of the agreement), with BioBalance retaining the remaining 66-2/3% interest in the LLC. Contemporaneously with the settlement, the LLC entered into a one-year consulting agreement with Grossman under which Grossman will be paid a base consulting fee of $180,000 and be reimbursed for approved expenses, with the opportunity to earn up to an additional $180,000 contingent on an increase in the valuation of the LLC over the agreed upon base valuation of $628,056, based on a specified formula. The Company has advanced $2 million as a loan to the newly formed limited liability company to fund product development and administrative expenses during the one-year consulting term.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008 and 2007

As of September 30, 2008, BioBalance and the LLC had combined cash on hand of $1,988,412, all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations are approximately $5,000,000. This amount includes the cost of the initial upfront payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. In connection with the Emerald Agreement, the Company is obligated to fund $2,000,000 to the LLC throughout the next year as noted in the preceding paragraph. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. Management is continuing to search for potential funding sources but none have been found thus far. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance began operating on a substantially reduced budget in 2007. Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to continue its normal level of operations.

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

Recently Issued Accounting Pronouncements:

 In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and nine months ended September 30, 2008.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

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

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008 and 2007

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.

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

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. For the three and nine months ended September 30, 2008, common stock attributable to options and warrants outstanding of 7,531,659 were not included in the computation of diluted earnings per share because their exercise prices were all greater than the average market price of the common shares. In the prior year, due to losses for the nine months ended September 30, 2007, potential common stock attributable to options and warrants outstanding of 8,882,046 for the three and nine months ended September 30, 2007 were not included in the computation of diluted earnings per share, because to do so would be antidilutive.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008 and 2007

NOTE 3 - INTANGIBLE ASSETS:

The major classifications of intangible assets and their respective estimated useful lives are as follows:

	September 30, 2008
	Gross Carrying Cost	Accumulated Amortization	Net Carrying Cost	Estimated Useful Life in Years

Patents/trademarks	$954,746	$352,387	$602,359	10
Customer base	316,000	316,000	-	5
	$1,270,746	$668,387	$602,359

	December 31, 2007
	Gross Carrying Cost	Accumulated Amortization	Net Carrying Cost	Estimated Useful Life in Years

Patents/trademarks	$910,195	$282,139	$628,056	10
Customer base	316,000	316,000	-	5
	$1,226,195	$598,139	$628,056

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Accounts payable	$350,786	$492,446
Accrued expenses	268,000	505,995
Accrued settlement per consulting agreement	-	1,131,100
Accrued employee benefits	5,938,484	3,411,916
	$6,557,270	$5,541,457

NOTE 5 - LINE OF CREDIT:

On September 20, 2007, the Company entered into a Loan and Security Agreement with CIT Healthcare LLC, as lender (“Lender”). The term of the Loan and Security Agreement is three years. The Loan and Security Agreement provides for a revolving line of credit facility under which the Company may borrow, repay and re-borrow an amount not exceeding the lesser of $5,000,000 or the borrowing base, which is an amount that may not exceed 85.00% of the estimated net value of the Company's Eligible Accounts, as defined in the agreement. As of September 30, 2008, approximately $3,513,000 of the line was available for borrowing by the Company.

Interest is payable on the outstanding principal balance of the credit facility at an annual rate equal to 30-day LIBOR plus three and one-half percent (3.50%), adjusted monthly in accordance with changes in 30-day LIBOR (3.93% at September 30, 2008). The Company’s interest rate for borrowings at September 30, 2008 was 7.43%.

The Company's obligations to Lender under the Loan and Security Agreement are secured by a first priority lien on all of the Company's accounts receivable, general intangibles, instruments and documents, and the proceeds thereof. However, no collateral consists of any assets or property of BioBalance.

Beginning with the quarter ended September 30, 2007, the Company is subject to meeting periodic financial covenants contained in the Loan and Security Agreement. As of September 30, 2008, the Company was in compliance with all of the specified financial covenants.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008 and 2007

The Company is prohibited from making dividends, distributions and other withdrawals during the term of the credit facility. However, the Company is permitted to make loans, advances or contributions to its subsidiary, BioBalance provided that certain liquidity requirements are met. The Company is further restricted from mergers and acquisitions, as well as asset sales or dispositions outside the ordinary course of business. The provisions governing sale restrictions are not applicable to the sale or transfer of the stock or assets of BioBalance.

As of September 30, 2008, there was no balance due on this line of credit. For the three and nine months ended September 30, 2008, the company incurred interest expense of $12,940 and $35,727, respectively, on this line of credit. As of September 30, 2008, there was a balance due from CIT of $74,610 representing collections deposited with CIT through a lockbox and then transferred to the Company's bank account.

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

No stock based compensation was recognized during the three and nine months ended September 30, 2008. Total stock based compensation recognized on the consolidated statement of operations for the three and nine months ended September 30, 2007 was $18,000 and $24,500 respectively.

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

Activity in stock options and warrants, including those outside the Performance Incentive Plan, for the nine months ended September 30, 2008, is summarized as follows:

	Shares Under Options/ Warrants	Weighted Average Exercise Price
Balance at January 1, 2008	8,862,046	$0.88
Options granted	-	-
Options cancelled/expired	(1,330,387)	1.20
Options exercised	-	-
Balance at September 30, 2008	7,531,659	$0.83
Options eligible for exercise at September 30, 2008	7,531,659	$0.83

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008 and 2007

NOTE 7 - EMERALD SETTLEMENT AGREEMENT:

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

On August 21, 2006, the Company unilaterally rescinded the Emerald Settlement Agreement. The rescission of the settlement by the Company was done without the consent of Emerald and Yitz Grossman. The Company continued to retain the accrual for the settlement agreement on its books in its entirety based on the Company’s belief that if litigation were brought by Emerald and Yitz Grossman to enforce the settlement agreement, there could be no assurance that at a future time the accrual that was recorded would be sufficient to offset amounts resulting from the future litigation.

On August 12, 2008, the Company entered into a second settlement agreement with Emerald and Yitz Grossman (“the Emerald Agreement”) whereby the Company settled its obligations under the Emerald Settlement Agreement for a reduced amount with an aggregate value of $850,000, resulting in a benefit to the Company of $1,066,970. This benefit was recorded as an offset to general and administrative expenses through the nine month period ended September 30, 2008.

The parties agreed to the following settlement terms: termination of the 2006 settlement agreement among the Company, Emerald and Grossman and a release by each party of prior claims against the other; an immediate cash payment by the Company to Grossman of $650,000; and a 33-1/3% interest in BioBalance LLC, a newly formed Delaware limited liability company (“the LLC”) into which BioBalance contributed its interest in intellectual property and patents (valued at $600,000 at the date of the agreement), with BioBalance retaining the remaining 66-2/3% interest in the LLC. Contemporaneously with the settlement, the LLC entered into a one-year consulting agreement with Grossman under which Grossman will be paid a base consulting fee of $180,000 and be reimbursed for approved expenses, with the opportunity to earn up to an additional $180,000 contingent on an increase in the valuation of the LLC over the agreed upon base valuation of $628,056, based on a specified formula. The Company has advanced $2 million as a loan to the newly formed limited liability company to fund product development and administrative expenses during the one-year consulting term.

In connection with the settlement, $774,220 which was previously reported in the equity section of the balance sheet as common stock and options to be issued was eliminated from the presentation.

NOTE 8 - INCOME TAXES:

The temporary differences that give rise to deferred tax assets are impairment of intangible assets for financial statement book purposes over tax purposes, the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. Also included in the deferred tax asset is a net operating loss carryforward. At September 30, 2008 and December 31, 2007, the Company has computed a deferred tax asset in the amount of approximately $8,475,000 and $9,244,000, respectively. A full valuation allowance has been recorded against the net deferred tax assets because it is not, more likely than not, that those assets will be realized in the foreseeable future. The valuation allowance decreased by $769,000 during the nine months ended September 30, 2008.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008 and 2007

NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURES:

	For the Nine Months Ended September 30
	2008	2007

Supplemental cash flow disclosures:

Cash paid during the period for:

Interest	$36,647	$10,642

Income taxes	$31,300	$11,630

Non-cash financing activities

Minority interest in BioBalance LLC resulting from the reduction of liability in connection with Emerald Asset settlement	$200,000	$-

Reclassification of common stock and options to be issued to accrued expenses in connection with settlement agreement	$(774,220)	$-

NOTE 10 – AMOUNTS DUE TO HRA:

Due to HRA represents the excess of amounts received from the Home Care Services Program of the New York City Human Resources Administration (“HRA”) over amounts that are chargeable to program costs and allowable profits as defined in the HRA contract. As of September 30, 2008 and December 31, 2007, the balance due to HRA for these excess payments were $9,654,181 and $8,754,408, respectively. These liabilities are determined by management based on the provisions of the HRA contract and adjusted periodically for the results of HRA audits.

On October 20, 2008, the Company received a letter from the Home Care Services Program of the New York City Human Resources Administration (“HRA”) regarding its completion of its cumulative closeout and funds recovery analysis through the HRA fiscal reporting year ended June 30, 2004. The letter requested the repayment by the Company to HRA of approximately $5,900,000. The liability for this requested repayment is included under the caption Due to HRA in the Current Liabilities section of the balance sheet, the balance of which was $9,654,181 at September 30, 2008. The Company intends to appeal the amount of the liability as determined by HRA.

Annual audits are conducted by HRA in accordance with the Company’s contract. The audit for the fiscal year ended June 30, 2004 was recently completed, resulting in the disallowance of certain charges by the Company aggregating approximately $269,000. Management has taken exception to these findings. The Company has reflected these disallowed expenses in the results of operations for the three and nine month periods ended September 30, 2008. Audits of later years not yet conducted could result in further adjustments in the future, the amounts of which cannot be determined at this time and, accordingly, are not included in the financial statements.

NEW YORK HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008 and 2007

NOTE 11 - SEGMENT REPORTING:

The Company has two reportable business segments: New York Health Care, a home health care agency that provides a broad range of health care support services to patients in their homes, and BioBalance, a segment that is developing a probiotic agent for the treatment of gastrointestinal disorders. BioBalance has not generated any revenue as of September 30, 2008.

			Elimination of
	New York	Bio-	Intersegment
	Health Care	Balance	Activity	Consolidated

Nine Months Ended September 30, 2008
Revenue:
Net patient service revenue	$34,138,488	$-	$-	$34,138,488
Total revenue	$34,138,488	$-	$-	$34,138,488

Income before provision for income taxes and minority interest	$501,500	426,207	$-	$927,707

Total assets	$21,943,016	$2,596,396	$(9,630,588)	$14,908,824

Nine Months Ended September 30, 2007
Revenue:
Net patient service revenue	32,760,415	$-	$-	$32,760,415
Total revenue	$32,760,415	$-	$-	$32,760,415

Income (loss) before provision for income taxes	$1,341,115	$(1,632,846)	$-	$(291,731)

Total assets	$16,795,091	$1,481,027	$(5,855,244)	$12,420,874

Three Months Ended September 30, 2008
Revenue:
Net patient service revenue	$10,590,495	$-	$-	$10,590,495
Total revenue	$10,590,495	$-	$-	$10,590,495

Income before provision for income taxes and minority interest	$31,674	$(234,511)	$-	$(202,837)

Three Months Ended September 30, 2007
Revenue:
Net patient service revenue	$10,773,937	$-	$-	$10,773,937
Total revenue	$10,773,937	$-	$-	$10,773,937

Income (loss) before provision for income taxes	$662,407	$(607,372)	$-	$55,035

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

The Company believes that there have been no significant changes, during the three and nine month periods ended September 30, 2008, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The following table reflects the results of operations for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007 for each business segment.

OVERVIEW OF OPERATING RESULTS

				(Prior year presentation reclassified for comparability)
	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$-	$10,590,495	$10,590,495	$-	$10,773,937	$10,773,937

Cost of patient care	-	8,988,981	8,988,981	-	8,883,411	8,883,411

SG&A	108,671	1,559,600	1,668,271	436,370	1,217,130	1,653,500

Effect of Emerald settlement	(11,650)	-	(11,650)	-	-	-

SG&A, excluding the effect of the Emerald Settlement	120,321	1,559,600	1,679,921	436,370	1,217,130	1,653,500

Product Development	99,805	-	99,805	94,547	-	94,547

Net income (loss) before minority interest	(234,511)	21,674	(212,837)	(607,372)	662,407	55,035

Net income (loss) before minority interest, excluding the effect of the Emerald Settlement	(246,161)	21,674	(224,487)	(607,372)	662,407	55,035

				(Prior year presentation reclassified for comparability)
	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$-	$34,138,488	$34,138,488	$-	$32,760,415	$32,760,415

Cost of patient care	-	28,807,853	28,807,853	-	27,003,984	27,003,984

SG&A	(700,422)	4,800,890	4,100,468	840,672	4,391,569	5,232,241

Effect of Emerald settlement	(1,066,970)	-	(1,066,970)	-	-	-

SG&A, excluding the effect of the Emerald Settlement	366,548	4,800,890	5,167,438	840,672	4,391,569	5,232,241

Product Development	201,796	-	201,796	565,801	-	565,801

Net income (loss) before minority interest	426,207	471,500	897,707	(1,632,846)	1,290,035	(342,811)

Net income (loss) before minority interest, excluding the effect of the Emerald Settlement	(640,763)	471,500	(169,263)	(1,632,846)	1,290,035	(342,811)

The following table represents a detailed analysis of operating results, changes in income and costs compared to the preceding year and certain percentage relationships to revenues for the three and nine month periods ended September 30, 2008.

ANALYSIS OF OPERATING RESULTS

	Three Month Period			Nine Month Period
	BioBalance	Healthcare		BioBalance	Healthcare
	Segment	Segment	Total	Segment	Segment	Total
Increase (decrease) compared to same period in the preceding year
Revenues	$-	$(183,442)	$(183,442)	$-	$1,378,073	$1,378,073
Percent change from preceding year		-2%	-2%		4%	4%

Cost of patient care	$-	$105,570	$105,570	$-	$1,803,869	$1,803,869
Percent change from preceding year		1%	1%		7%	7%

Cost of patient care as a percentage of revenues
Current year		85%	85%		84%	84%
Preceding year		82%	82%		82%	82%

SG&A	$(327,699)	$342,470	$14,771	$(1,541,094)	$409,321	$(1,131,773)

SG&A, excluding the effect of the Emerald Settlement	$(316,049)	$342,470	$26,421	$(474,124)	$409,321	$(64,803)
Percent change from preceding year	-72%	28%	2%	-56%	9%	-1%

Product Development	$5,258	$-	$5,258	$(364,005)	$-	$(364,005)
Percent change from preceding year	6%		6%	-64%		-64%

Change in net income or loss before minority interest from the preceding year — improvement/(decline)	$372,861	$(640,733)	$(267,872)	$2,059,053	$(818,535)	$1,240,518

Change in net income or loss before minority interest from the preceding year, excluding the effect of the Emerald Settlement -- improvement/(decline)	$361,211	$(640,733)	$(279,522)	$992,083	$(818,535)	$173,548

Home Healthcare Segment

Our revenues improved for the year to date as compared to the preceding year, but declined for the three month period. The improvement in revenues is largely the result of obtaining fee increases from our institutional clients. However, these fee increases are essentially matched by corresponding increases in labor related costs. The decline for the three month period is principally attributable to charges resulting from the HRA disallowance of approximately $269,000 partially offset by fee increases. Management intends to appeal the HRA disallowance.

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

Selling, general and administrative expenses ("SG&A") went up this year compared to last year. We believe that most of the increase in SG&A resulted from increased salaries to office employees and the addition of staff, as well as increases related to professional fees and intercompany administrative charges. We also charged off approximately $87,000 of uncollectible accounts during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we had not charged off any uncollectible accounts.

The net income for the home healthcare segment for the three months ended September 30, 2008 went down by $640,733 to $21,674 from $662,407 for the three months ended September 30, 2007. We believe that the decrease in net income was mostly the result of the increase in SG&A expenses, as well as the effect of the June 30, 2004 HRA audit adjustment of approximately $269,000.

For the nine months ended September 30, 2008 the net income from the home health care segment went down by $818,535 to $471,500 from $1,290,035 for the nine months ended September 30, 2007. We believe that the decrease in net income for the nine month period was attributable to primarily the same factors as those for the three month period, except that the first quarter had a decline in the gross margin compared to last year with a resultant negative impact on the nine month results.

BioBalance Segment

The BioBalance segment includes both The BioBalance Corporation and BioBalance LLC. To date BioBalance has not generated any revenues and does not have any cost of sales. We have excluded the effects of the Emerald settlement in our analysis because we believe that the inclusion of the substantial reduction in SG&A related to the settlement would result in an unfair period to period comparison.

There was a decrease in selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2008 of $316,049 as compared to the three months ended September 30, 2007. BioBalance is operating on a substantially reduced budget. It does not incur a meaningful amount of SG&A expenses directly on its own. However, due to activities involving preservation and development of Probactrix®, BioBalance does consume corporate resources, particularly with respect to the efforts of executive officers, directors and professional service providers. BioBalance also benefits from certain insurance costs incurred by the home healthcare segment. These costs have increased since last year. For the nine months ended September 30, 2008, SG&A went down by $474,124 as compared to the nine months ended September 30, 2007. The big decrease came in the first quarter, as the cost cutting measures were not instituted until the second quarter of 2007. We believe that the balance of the year will show a trend similar to the last two quarters. However, there may be increases in SG&A expenses in 2009 as activity at BioBalance increases due to the possible resumption of clinical development.

Product development spending for the BioBalance segment went up by 6% for the three months ended September 30, 2008 compared to the same period last year. We reduced such spending by 64% for nine months ended September 30, 2008 compared to the same period last year because we temporarily scaled back clinical testing and research activities in response to the lack of available funding. We also anticipate a similar trend in this spending for the balance of the year with possible increases in 2009 due to the possible resumption of clinical development.

 Excluding the effects of the Emerald settlement, BioBalance posted a net loss before minority interest of $246,161 for the three months ended September 30, 2008, as compared to $607,372 for the three months ended September 30, 2007, an improvement of $361,211 or 59%.

Excluding the effects of the Emerald settlement, BioBalance posted a net loss before minority interest of $640,763 for the nine months ended September 30, 2008, as compared to $1,632,846 for the nine months ended September 30, 2007, an improvement of $992,083 or 61%.

Liquidity and Capital Resources

Home Healthcare Segment

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Our sources of liquidity and capital resources for the home healthcare segment are internally generated funds, cash in banks of $3,382,419 and the $5,000,000 line of credit facility with CIT Healthcare LLC, of which approximately $3,513,000 was available at September 30, 2008.

For the nine months ended September 30, 2008, net cash provided by operating activities was $3,169,141 as compared to $650,573 cash used by operating activities of during the nine months ended September 30, 2007 an improvement of $3,819,714. The improvement in cash flows from operations is due in large part to additional funding received under certain contracts and collections of accounts receivable. The ultimate disposition of the additional funding received under those contracts is not determinable at this time and, accordingly, have resulted in increases in current liabilities.

On October 20, 2008, the Company received a letter from the Home Care Services Program of the New York City Human Resources Administration (“HRA”) regarding its completion of its cumulative closeout and funds recovery analysis for the HRA fiscal reporting year ended June 30, 2004. The letter requested the repayment by the Company to HRA of approximately $5,900,000. The liability for this requested repayment is included under the caption Due to HRA in the Current Liabilities section of the balance sheet, the balance of which was $9,654,181 at September 30, 2008. The Company intends to appeal the amount of the liability as determined by HRA.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 were for additions to intangible assets and totaled $44,551 and $100,581 respectively.

BioBalance Segment

As of September 30, 2008, BioBalance has generated no revenues and has no accounts receivable. The assets of BioBalance consist mainly of cash and intangibles related to the patents it holds on its lead product PROBACTRIX.

As of September 30, 2008, BioBalance and the LLC had combined cash on hand of $1,988,412 all of which was available to fund operations. BioBalance management estimates that its capital requirements for an entire year of operations are approximately $5,000,000. This amount includes the cost of the initial upfront payment for the Phase I/II clinical trial, in the amount of $3,000,000, for the Company's lead product PROBACTRIX® that is not expected to be started in 2008. In connection with the Emerald Agreement, the Company is obligated to fund $2,000,000 to the LLC. It will be necessary for the Company to secure additional funding in order for BioBalance to begin the Phase I/II clinical trial, which was approved by FDA on March 24, 2006. The Company has not been able to obtain additional funding up to the present time and the BioBalance subsidiary has been operating solely by utilizing funds from the health care operations, which are insufficient for BioBalance's needs. Management is continuing to search for potential funding sources but none have been found thus far. Accordingly, since additional funding from outside sources has not been obtained, the Company began scaling back the operations of BioBalance at the end of November 2006, and BioBalance began operating on a substantially reduced budget in 2007. Management has instituted temporary cutbacks in consultant compensation until such time as additional funds or a strategic partner can be found. There can be no assurances that the Company will be able to raise additional capital in the near term to allow BioBalance to resume its normal level of operations.

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

Recent Accounting Pronouncements

 In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and nine months ended September 30, 2008.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

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

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the" Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective with respect to supervision as of the end of the period covered by this report, as we have not had sufficient time to implement the remediation of the weakness in connection with supervision pertaining to journal entries made on the books of the home health care segment. The details of this weakness is more fully discussed in the form 10-K for the year ended December 31, 2007. The remediation is currently scheduled to be implemented in the fourth quarter of the current fiscal year.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which remained in effect during the quarter ended September 30, 2008, there were no other changes during such quarter.

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

NEW YORK HEALTH CARE, INC.

November 13, 2008	By:	/s/ Murry Englard
Name: Murry Englard Title: Chief Executive Officer

November 13, 2008	By:	/s/ Stewart W. Robinson
Name: Stewart W. Robinson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002